Form 10QSB
period 1996-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 1996-07-17
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended May 31, 1996                    Commission File Number  0-7405

                          MEDISCIENCE TECHNOLOGY CORP.
- - --------------------------------------------------------------------------------
  (Exact Name of Registrant as Specified in its Certificate of Incorporation)


                                   New Jersey
- - --------------------------------------------------------------------------------
         (State or other jurisdiction on incorporation or organization)


                                   22-1937826
- - --------------------------------------------------------------------------------
                    (I.R.S. Employer Identification Number)

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)         609-428-7952
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [   ]

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1996.

    Title of Class                        Number of Shares Outstanding
    --------------                        ----------------------------

Common Stock, par value
$.01, per share                                    33,984,288

Preferred Stock, par value                              2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 1996


                                      INDEX


PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at May 31, 1996 (Unaudited) and February 28, 1996

                      Statement of Operations for the Quarter ended May 31, 1996 (Unaudited) and May 31, 1995 (Unaudited)

                      Statement of Cash Flows for the Period ended May 31, 1996 (Unaudited) and May 31, 1995 (Unaudited)

                      Statement of Stockholders' Equity for the Period ended May 31, 1996 (Unaudited)

                      Exhibit to Statements of Operations

                      Notes to Financial Statements

Item 2.               Management's Plan of Operation

PART II.              Other Information

Item 1.               Legal Proceedings

Item 2.               Changes in Securities

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                                 BALANCE SHEETS


                                                                May 31, 1996    February 28,
                                                                 (Unaudited)        1996
                                                                ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
- - --------------
      Cash and Cash Equivalents .............................   $  1,640,923    $    110,161
                                                                ------------    ------------
PROPERTY, PLANT AND EQUIPMENT
- - -----------------------------
      Net of Accumulated Depreciation $126,617
        May 31, 1996; $118,605 - February 28, 1996 ..........         62,822          67,481
                                                                ------------    ------------
OTHER ASSETS
- - ------------
      Deferred Charges ......................................           --                 8
      Patents - Net of Accumulated Amortization,
        $7,025 - May 31,1996; $6,375 - February 28, 1996 ....         31,975          32,625
      Goodwill - Net of Accumulated Amortization
        $172,500 - May 31, 1996; $166,750 - February 28, 1996        287,500         293,250
                                                                ------------    ------------
           Total Other Assets ...............................        319,475         325,883
                                                                ------------    ------------
TOTAL ASSETS ................................................   $  2,023,220    $    503,525
- - ------------                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
- - -------------------
      Accounts Payable ......................................   $      6,560    $     16,785
      Other Accrued Liabilities .............................        332,327         483,752
                                                                ------------    ------------
           Total Current Liabilities ........................        338,887         500,537
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
- - --------------------
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) .................             21              21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 33,984,288 Shares ....        339,843         284,745
      Additional Paid-in Capital ............................     16,200,796      14,275,896
      Common Stock Subscription Receivable ..................           --           (18,750)
      Accumulated Deficit ...................................    (14,856,327)    (14,538,924)
                                                                ------------    ------------
           Total Stockholders' Equity .......................      1,684,333           2,988
                                                                ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................   $  2,023,220    $    503,525
- - ----------------------------------------                        ============    ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)



                                                          THREE MONTHS
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Net Sales ..................................     $       --        $       --

Cost of Sales ..............................             --                --
                                                 ------------      ------------

      Gross Profit .........................             --                --

General and Administrative Expense .........          211,580           157,592
Product Development Expense ................          104,978           106,950
Advertising, Travel and Marketing ..........           13,657            19,916
                                                 ------------      ------------
      Total Expenses .......................          330,215           284,458
                                                 ------------      ------------
Other Expense (Income)
      Interest Income ......................          (12,812)             (304)
      Cancellation of Stock Options ........             --                --
                                                 ------------      ------------
           Total Other Expense (Income) ....          (12,812)             (304)
                                                 ------------      ------------

Net Loss ...................................     $   (317,403)     $   (284,154)
                                                 ============      ============

Net Loss Per Common Share ..................     $      (0.01)     $      (0.01)
                                                 ============      ============

Weighted Average Number of Shares ..........
  of Common Stock Outstanding                      32,147,677        23,773,958
                                                 ============      ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                                 1996           1995
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------

      Net Loss ...........................................................   $  (317,403)   $  (284,154)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................         8,012          8,220
           Amortization ..................................................         6,400          6,400
                                                                             -----------    -----------
                Subtotal .................................................      (302,991)      (269,534)

      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................             8          1,393
           Increase (Decrease) in Accounts Payable .......................       (10,225)           305
           Increase (Decrease) in Other Accrued Liabilities ..............      (151,425)       124,725
                                                                             -----------    -----------
                Net Cash Flows Provided by (Used for) Operating Activities      (464,633)      (143,111)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
- - ------------------------------------

      Acquisition of Equipment ...........................................        (3,353)          --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------

      Collection of Common Stock Subscriptions Receivable ................        18,750           --
      Proceeds from Issuance of Common Stock .............................     1,979,998        175,000
                                                                             -----------    -----------
                Net Cash Flows Provided by Financing Activities ..........     1,998,748        175,000
                                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................     1,530,762         31,889
- - ------------------------------------------------


CASH AND CASH EQUIVALENTS
- - -------------------------

      Beginning Balance ..................................................       110,161         55,613
                                                                             -----------    -----------
      Ending Balance .....................................................   $ 1,640,923    $    87,502
                                                                             ===========    ===========

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 31, 1996
                                   (UNAUDITED)



                                                                Common
                                    Preferred                    Stock                   Additional    Common Stock
                                   Stock Number   Preferred    Number of      Common      Paid in     Subscriptions    Accumulated
                                    of Shares       Stock       Shares        Stock       Capital      Receivable        Deficit
                                   ------------   ---------   ----------   ----------   -----------   -------------   ------------
Balance February 28, 1996                 2,074   $      21   28,474,455   $  284,745   $14,275,896   $    (18,750)   $(14,538,924)

Collection of Common Stock
  Subscriptions Receivable                                                                                  18,750

Issuance of Common Stock
  for Cash                                                     2,666,667       26,666     1,953,332

Exercising Stock Options and
  Cancellation of Stock                                        2,843,166       28,432       (28,432)

Net Loss for the Three
  Months Ended May 31, 1996                                                                                               (317,403)
                                   ------------   ---------   ----------   ----------   -----------   ------------    ------------

Balance May 31, 1996                      2,074   $      21   33,984,288   $  339,843   $16,200,796   $         --    $(14,856,327)
                                   ============   =========   ==========   ==========   ===========   ============    ============

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common               Number of               Number of
                            Issued and                 Stock                 Shares                  Shares
                           Outstanding              Equivalents           Outstanding             Outstanding
                        ------------------         -------------         --------------          --------------
March 1996                  28,474,455                   -                 28,474,455
April 1996                  33,984,288                   -                 33,984,288
May 1996                    33,984,288                   -                 33,984,288              32,147,677

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (UNAUDITED)


NOTE 1     RESULTS OF OPERATIONS

           The financial statements, in the opinion of management, include all adjustments and accruals necessary for a fair presentation.

           The results of operations for each interim period are not necessarily indicative of results to be expected for the year due to the unpredictability of market factors, product development, competition and sales in general.


NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


               Legal and Professional Fees                $ 97,000
               Research & Development                       96,675
               Salaries, Consulting and Other              138,652
                                                          --------
                                                          $332,327
                                                          ========

NOTE 3     CANCELLATION OF STOCK OPTIONS

           In April, 1996, various officers, directors or shareholders of the Company collectively exercised all of their options and acquired 2,843,166 shares of the Company's common stock at an exercise price of $0.25 per share. Shares of stock owned by these individuals were tendered to the Company as payment for the options exercised and were subsequently canceled by the Company.

MANAGEMENT'S PLAN OF OPERATION

The Company's mission is to discover and develop novel and effective photonic technologies for the early detection of cancer and other forms of disease.

Mediscience's  primary areas of concentration are to develop and  commercialize:
(i) non-invasive in vivo techniques using proprietary light based instrumentation for diagnosing cancer (such as a real time, highly accurate, objectively analytical alternative to the subjectively interpreted 70% accurate common PAP test), (ii) minimally invasive photonic in vivo diagnostic techniques for early detection of cervical, breast, colon and throat cancer, (iii) "smart" endoscopes for the medical community using fluorescence spectroscopy which can identify changes in the tissue state, and (iv) Raman spectroscopy, in preliminary stage of development, which measures the vibrational bands of specific functional groups of molecules in the tissue sample.

All of the above has resulted in the Company's focusing on the introduction of an in vitro instrument to diagnose skin cancers as well as breast and cervical biopsies and for the rapid examination of PAP smears. The Company is hopeful that such an instrument can be brought to market within 12 to 18 months of initiation of FDA review.

The Company is also pursuing, through licensing and academic alliances, satellite research programs based on photonic technology that fall outside of the medical diagnostic focus area and concentrate on industrial applications of its technology.

MTC's sophisticated research and development capability comes from its relationship with the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") of City College of the City University through its agreement with the Research Foundation of CUNY.

Due to its research relationship with the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") at City College of the City University of New York and the New York State Center for Advanced Technology, Sloan Kettering Cancer Center, Columbia Presbyterian Medical Center, Massachusetts General Hospital, Harvard and Yale Universities among others, the Company owns, has exclusive licenses or the right to license exclusively 14 patents and the rights for 17 pending patent applications for the development of proprietary medical and industrial analytical/diagnostic devices. The focus of MTC's devices is aimed toward less invasive, faster, more accurate, and cost effective cancer diagnosis.

Over time, the Company intends to develop its own in-house research and development capability. Until volume dictates otherwise, the Company will rely on contract manufacturing relationships in the production of its devices. It is currently negotiating its first such relationship with several major market participants.

Two prototype instruments have been developed and tested, and the Company is in the process of demonstrating the efficacy of its instruments to gain an Investigational Device Exemption (IDE) approval from the Food and Drug Administration. Concurrently, testing on breast and gynecological tissue will continue and preliminary testing on tissue from other organs (e.g. brain, colon, lung) will be initiated.

The Company expects prompt evaluation of its first two devices, the CD ScanTM and the CD RatiometerTM. It believes that approval and initial marketing will be accomplished in about 18 months. Following that, two more devices are scheduled for introduction. Break-even performance is dependent upon FDA approval. Once approval is obtained and commercialization of its products and an efficient marketing system is put in place, profits are expected to be generated in the first full year of commercial sales.

The Company will initially focus on applications targeted for dermatologists, OBGYN, and the aero digestive tract, private practices as well as hospitals, cytologists, pathologists and radiologists. The Company will consider utilizing the existing marketing organizations of "corporate partners" and/or independent distributor companies in the initial sale of its products.

In an effort to address its liquidity problems and its shortage of capital resources, the Company successfully completed a $2,000,000 private placement of its common stock in April, 1996. The Company continues to explore co-venturing research and promotional arrangements to defray costs. The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

The Company believes that its private placement offering will satisfy it's working capital needs for the next twelve months.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None


Item 2.    Changes in Securities

           None


Item 3.    Defaults Upon Senior Securities

           None


Item 4.    Submission of Matters to a Vote of Security Holders

           None


Item 5.    Other Information

           None


Item 6.    Exhibits and Reports on Form 8-K

           On April 16, 1996, the Company filed Form 8-K acknowledging an employment agreement with Mr. Hubert Hugill. Under the terms of the agreement, Mr. Hugill became the President and Chief Executive Officer. He is be paid $50,000 per annum. Mr. Hugill was issued options to purchase 200,000 shares of the Company's stock and will receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)




DATE:     7/15/96                                 By:  /s/ Herbert L. Hugill
      --------------------                            --------------------------
                                                      Herbert L. Hugill
                                                      President/CEO


                                                  By: /s/ Peter Katevatis
                                                      --------------------------
                                                      PETER KATEVATIS
                                                      Treasurer and
                                                      Chairman