Form 10QSB/A
period 1996-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 1996-08-20
CIK 64647

FORM 10-Q SB/A

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


                                   New Jersey
- --------------------------------------------------------------------------------
         (State or other jurisdiction on incorporation or organization)


                                   22-1937826
- --------------------------------------------------------------------------------
                    (I.R.S. Employer Identification Number)

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1996.

    Title of Class                        Number of Shares Outstanding
    --------------                        ----------------------------

Common Stock, par value
$.01, per share                                    34,561,952

Preferred Stock, par value                              2,074
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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                                 BALANCE SHEETS


                                                                May 31, 1996    February 28,
                                                                 (Unaudited)        1996
                                                                ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
- --------------
      Cash and Cash Equivalents .............................   $  1,640,923    $    110,161
                                                                ------------    ------------
PROPERTY, PLANT AND EQUIPMENT
- -----------------------------
      Net of Accumulated Depreciation $126,617
        May 31, 1996; $118,605 - February 28, 1996 ..........         62,822          67,481

                                                                ------------    ------------
OTHER ASSETS
- ------------
      Deferred Charges ......................................           --                 8
      Patents - Net of Accumulated Amortization,
        $7,025 - May 31,1996; $6,375 - February 28, 1996 ....         31,975          32,625
      Goodwill - Net of Accumulated Amortization
        $172,500 - May 31, 1996; $166,750 - February 28, 1996        287,500         293,250
                                                                ------------    ------------
           Total Other Assets ...............................        319,475         325,883
                                                                ------------    ------------
TOTAL ASSETS ................................................   $  2,023,220    $    503,525
- ------------                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
- -------------------

      Accounts Payable ......................................   $      6,560    $     16,785
      Other Accrued Liabilities .............................        319,827         483,752
                                                                ------------    ------------
           Total Current Liabilities ........................        326,387         500,537
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
- --------------------
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) .................             21              21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,561,952 Shares ....        345,620         284,745
      Additional Paid-in Capital ............................     16,660,703      14,275,896
      Common Stock Subscription Receivable ..................           --           (18,750)
      Accumulated Deficit ...................................    (15,309,511)    (14,538,924)
                                                                ------------    ------------
           Total Stockholders' Equity .......................      1,696,833           2,988
                                                                ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................   $  2,023,220    $    503,525
- ----------------------------------------                        ============    ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)



                                                          THREE MONTHS
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Net Sales ..................................     $       --        $       --

Cost of Sales ..............................             --                --
                                                 ------------      ------------

      Gross Profit .........................             --                --

General and Administrative Expense .........          664,764           157,592
Product Development Expense ................          104,978           106,950
Advertising, Travel and Marketing ..........           13,657            19,916
                                                 ------------      ------------
      Total Expenses .......................          783,399           284,458
                                                 ------------      ------------
Other Expense (Income)
      Interest Income ......................          (12,812)             (304)
      Cancellation of Stock Options ........             --                --
                                                 ------------      ------------
           Total Other Expense (Income) ....          (12,812)             (304)
                                                 ------------      ------------

Net Loss ...................................     $   (770,587)     $   (284,154)
                                                 ============      ============

Net Loss Per Common Share ..................     $      (0.02)     $      (0.01)
                                                 ============      ============

Weighted Average Number of Shares ..........
  of Common Stock Outstanding                      31,400,843        23,773,958
                                                 ============      ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                                 1996           1995
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

      Net Loss ...........................................................   $  (770,587)   $  (284,154)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................         8,012          8,220
           Amortization ..................................................         6,400          6,400
           Stock Issued to officer as additional compensation.............       453,184            --
                                                                             -----------    -----------
                Subtotal .................................................      (302,991)      (269,534)

      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................             8          1,393
           Increase (Decrease) in Accounts Payable .......................       (10,225)           305
           Increase (Decrease) in Other Accrued Liabilities ..............      (163,925)       124,725
                                                                             -----------    -----------
                Net Cash Flows Provided by (Used for) Operating Activities      (477,133)      (143,111)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

      Acquisition of Equipment ...........................................        (3,353)          --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

      Collection of Common Stock Subscriptions Receivable ................        18,750           --
      Proceeds from Issuance of Common Stock .............................     1,992,498        175,000
                                                                             -----------    -----------
                Net Cash Flows Provided by Financing Activities ..........     2,011,248       175,000
                                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................     1,530,762         31,889
- ------------------------------------------------


CASH AND CASH EQUIVALENTS
- -------------------------

      Beginning Balance ..................................................       110,161         55,613
                                                                             -----------    -----------
      Ending Balance .....................................................   $ 1,640,923    $    87,502
                                                                             ===========    ===========

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 31, 1996
                                   (UNAUDITED)



                                                                Common
                                    Preferred                    Stock                   Additional    Common Stock
                                   Stock Number   Preferred    Number of      Common      Paid in     Subscriptions    Accumulated
                                    of Shares       Stock       Shares        Stock       Capital      Receivable        Deficit
                                   ------------   ---------   ----------   ----------   -----------   -------------   ------------
Balance February 28, 1996                 2,074   $      21   28,474,455   $  284,745   $14,275,896   $    (18,750)   $(14,538,924)

Collection of Common Stock
  Subscriptions Receivable                                                                                  18,750

Issuance of Common Stock
  for Cash                                                     2,666,667       26,666     1,953,332

Exercised Stock Options and
  Cancellation of Stock                                        2,843,166       28,432       (28,432)

Stock Issued to Officer as
  Additional Compensation                                        552,664        5,527       447,657

Exercise of Warrants for
  Common Stock                                                    25,000          250        12,250

Net Loss for the Three
  Months Ended May 31, 1996                                                                                               (770,587
                                   ------------   ---------   ----------   ----------   -----------   ------------    ------------

Balance May 31, 1996                      2,074   $      21   34,561,952   $  345,620   $16,660,703   $         --    $(15,309,511
                                   ============   =========   ==========   ==========   ===========   ============    ============

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common               Number of               Number of
                            Issued and                 Stock                 Shares                  Shares
                           Outstanding              Equivalents           Outstanding             Outstanding
                        ------------------         -------------         --------------          --------------
March 1996                  28,486,955                   -                 28,486,955
April 1996                  31,153,622                   -                 31,153,622
May 1996                    34,561,952                   -                 34,561,952             31,400,843

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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                Legal and Professional Fees             $      97,000
                Research & Development                         96,675
                Salaries, Consulting and Other                126,152
                                                        -------------
                                                        $     319,827

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

NOTE 4     RELATED PARTY TRANSACTION

           As previously reported, the Company elected a new President and Chief Executive Officer, Herbert L. Hugill. Mr. Katevatis remains Chairman and Treasurer of the Company. Accordingly, the employment agreement with Mr. Katevatis was amended effective March 1, 1996 providing for an annual salary of $100,000 per year for the next three years. In connection with this amendment, the Company issued 552,664 restricted shares of the Company's common stock in consideration for a reduction in the term of his employment agreement and a reduction in his annual salary. Accordingly, the Company recognized $453,184 as additional compensation to Mr. Katevatis during the quarter ended May 1996.

MANAGEMENT'S PLAN OF OPERATION

The Company's mission is to discover, develop and market novel and effective photonic technologies for the early detection of cancer. The focus of Mediscience's devices is aimed toward less invasive, faster, more accurate and more cost effective cancer diagnosis.

Mediscience's primary area of concentration is on development and commercialization of its patented Tissue Fluorescence Spectroscopy technology which uses light for non-invasive and minimally invasive detection of cancer in humans, in vivo (in the body). Its secondary focus is on research and development of its Optical Imaging technology which uses laser light to image dense tissue without exposing the body to harmful ionizing irradiation.

Mediscience completed a phase I clinical feasibility study at New York's Memorial Sloan-Kettering Hospital in 1994 and demonstrated the feasibility of Tissue Fluorescence Spectroscopy to distinguish among cancerous, precancerous and normal tissue in the oral cavity. A phase II clinical study is currently pending at Memorial Sloan-Kettering to build on the earlier work under the cosponsorship of the National Cancer Institute and Mediscience.

The Company is also planning to perform additional phase I clinical feasibility studies to define additional medical applications for its Tissue Fluorescence Spectroscopy technology that it can develop for sale to the medical marketplace. Of the two clinical feasibility studies that are committed presently, one involves in vivo optical diagnosis of breast tumors by passing a fine optical fiber through a minimally invasive stereotactic needle to optically determine if the tumor is cancerous or benign without surgical excision, while the second involves optical assessment of patients with Barrett's esophagus, a known precursor to esophageal cancer in some people. In addition, up to four additional clinical feasibility studies are anticipated during the next 18 months.

In addition to working on its own, Mediscience is also seeking one or more corporate alliance arrangements to jointly develop specific end use applications for its two technologies. The Company is also selectively considering other non-medical applications of its technology through possible partnering arrangements.

Mediscience subcontracts its research and development through an arrangement with the City University of New York. Dr. Robert Alfano, a consultant to the Company, distinguished professor of science and engineering at CUNY and the inventor of the technology, supervises the Company's research as CUNY's Principal Investigator. As a result of the contract research relationship with CUNY, the Company has exclusive rights to 12 patents and optional rights to 17 pending patents. Mediscience also licensed 3 other patents from two other institutions.

The Company has a research agreement with Memorial Sloan-Kettering Hospital for investigation of its Tissue Fluorescence Spectroscopy technology and maintains close working relationships with Columbia Presbyterian Hospital, New York Hospital's Cornell Medical Center and Massachusetts General Hospital. The breast clinical feasibility study is scheduled to be conducted at Massachusetts General Hospital and the Barrett's esophagus feasibility study is scheduled for Cornell Medical Center.

Two Prototype devices have been developed and a third is in progress. CD Scan, the first device, has been tested pre-clinically and was successfully used in the above noted phase I clinical feasibility study at Memorial Sloan-Kettering. CD Ratiometer, the Company's second device has been used successfully on a pre-clinical basis and will be employed in each of the pending phase I clinical feasibility studies, i.e., optical breast biopsy and Barrett's esophagus studies.

In an effort to address its liquidity problems and its shortage of capital resources, the Company successfully completed a $2,000,000 private placement of its common stock in April, 1996. The Company continues to explore codevelopment arrangements with other companies to defray costs and extend the Company's capital and human resources. The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

The Company believes that its recent private placement offering will satisfy it's working capital needs beyond the end of its current fiscal year.

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