Form 10QSB
period 1996-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 1996-10-10
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended August 31, 1996                 Commission File Number  0-7405

                          MEDISCIENCE TECHNOLOGY CORP.
--------------------------------------------------------------------------------
  (Exact Name of Registrant as Specified in its Certificate of Incorporation)


                                   New Jersey
--------------------------------------------------------------------------------
         (State or other jurisdiction on incorporation or organization)


                                   22-1937826
--------------------------------------------------------------------------------
                    (I.R.S. Employer Identification Number)

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)         609-428-7952
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [   ]

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996.

    Title of Class                        Number of Shares Outstanding
    --------------                        ----------------------------

Common Stock, par value
$.01, per share                                    34,641,952

Preferred Stock, par value                              2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 1996


                                      INDEX


PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at August 31, 1996 (Unaudited) and February 28, 1996

                      Statement of Operations for the Six and Three Months ended August 31, 1996 (Unaudited) and August 31, 1995 (Unaudited)

                      Statement of Cash Flows for the Six Months ended August 31, 1996 (Unaudited) and August 31, 1995 (Unaudited)

                      Statement of Stockholders' Equity for the Six Months ended August 31, 1996 (Unaudited)

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

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                   MEDISCIENCE TECHNOLOGY CORP.
                                          BALANCE SHEETS

                                              ASSETS

                                                                      August 31,
                                                                         1996        February 28,
                                                                     (Unaudited)         1996
                                                                     -----------         ----
CURRENT ASSETS
      Cash and Cash Equivalents ..................................   $  1,478,644    $    110,161
                                                                     ------------    ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $134,649 -
        August 31, 1996; $118,605 - February 28, 1996 ............         55,617          67,481
                                                                     ------------    ------------
OTHER ASSETS
      Deferred Charges ...........................................           --                 8
      Patents - Net of Accumulated Amortization,
        $7,676 - August 31,1996; $6,375 - February 28, 1996 ......         31,324          32,625
      Goodwill - Net of Accumulated Amortization  $178,251
        August 31, 1996; $166,750 - February 28, 1996 ............        281,749         293,250
                                                                     ------------    ------------
           Total Other Assets ....................................        313,073         325,883
                                                                     ------------    ------------
TOTAL ASSETS .....................................................   $  1,847,334    $    503,525
                                                                     ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ...........................................   $      5,044    $     16,785
      Other Accrued Liabilities ..................................        386,383         483,752
                                                                     ------------    ------------
           Total Current Liabilities .............................        391,427         500,537
                                                                     ------------    ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ......................             21              21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,641,952 Shares .........        346,420         284,745
      Additional Paid-in Capital .................................     16,702,404      14,275,896
      Common Stock Subscription Receivable .......................           --           (18,750)
      Accumulated Deficit ........................................    (15,592,938)    (14,538,924)
                                                                     ------------    ------------
           Total Stockholders' Equity ............................      1,455,907           2,988
                                                                     ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................   $  1,847,334    $    503,525
                                                                     ============    ============

                                   MEDISCIENCE TECHNOLOGY CORP.
                                      STATEMENT OF OPERATIONS
                         FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                            (UNAUDITED)



                                                SIX MONTHS                    THREE MONTHS
                                                ----------                    ------------
                                          1996            1995           1996             1995
                                     ----------------------------    ----------------------------
Net Sales ........................   $       --      $       --      $       --      $       --

Cost of Sales ....................           --              --              --              --
                                     ------------    ------------    ------------    ------------
Gross Profit .....................           --              --              --              --

General and Administrative Expense        918,523         381,451         253,759         223,859

Product Development Expense ......        169,270         189,789          64,292          82,839

Advertising, Travel and Marketing          24,847          30,773          11,190          10,857
                                     ------------    ------------    ------------    ------------
      Total Expenses .............      1,112,640         602,013         329,241         317,555
                                     ------------    ------------    ------------    ------------
Other Income .....................         58,626           2,152          45,814           1,848
                                     ------------    ------------    ------------    ------------
Net Loss .........................   $ (1,054,014)   $   (599,861)   $   (283,427)   $   (315,707)
                                     ============    ============    ============    ============
Net Loss Per Common Share ........   $      (0.03)   $      (0.02)   $      (0.01)   $      (0.01)
                                     ============    ============    ============    ============
Weighted Average Number of Shares
  of Common Stock Outstanding ....     32,996,398      24,941,625      34,591,952      26,109,291
                                     ============    ============    ============    ============

                                       MEDISCIENCE TECHNOLOGY CORP.
                                         STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                               (UNAUDITED)



                                                                                  1996           1995
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................   $(1,054,014)   $  (599,861)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................        16,044         16,600
           Amortization ..................................................        12,802         12,800
           Stock Issued to Officer as Additional Compensation ............       453,184           --
           Stock Issued for Services .....................................         5,000           --
                                                                             -----------    -----------
                Subtotal .................................................      (566,984)      (570,461)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................             8          2,786
           (Decrease) in Accounts Payable ................................       (11,741)        (2,789)
           (Decrease) in Other Accrued Liabilities .......................       (97,369)      (136,322)
                                                                             -----------    -----------
                Net Cash Flows Provided by (Used for) Operating Activities      (676,086)      (706,786)
                                                                             -----------    -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................        (4,180)        (4,816)
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock .............................     2,029,999      1,129,500
      Collection of Common Stock Subscriptions Receivable ................        18,750           --
                                                                             -----------    -----------
                Net Cash Flows Provided by (Used for) Financing Activities     2,048,749      1,129,500
                                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................     1,368,483        417,898

CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................       110,161         55,613
                                                                             -----------    -----------
      Ending Balance .....................................................   $ 1,478,644    $   473,511
                                                                             ===========    ===========

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 31, 1996
                                                             (UNAUDITED)

                                                                                        Common
                                                        Preferred                        Stock                          Additional
                                                      Stock Number      Preferred      Number of           Common         Paid in
                                                       of Shares          Stock         Shares              Stock         Capital
                                                       ---------          -----         ------              -----         -------
Balance February 28, 1996 ....................            2,074      $        21       28,474,455       $   284,745     $14,275,896

Collection of Common Stock
      Subscriptions Receivable ...............

Issuance of Common Stock for Cash ............                                          2,666,667            26,666       1,953,333

Exercised Stock Options and
      Cancellation of Stock ..................                                          2,843,166            28,432         (28,432)

Stock Issued to Officer
      As Additional Compensation .............                                            552,664             5,527         447,657

Exercise of Warrants
      For Common Stock .......................                                            100,000             1,000          49,000

Issuance of Common Stock
      For Services ...........................                                              5,000                50           4,950

Net Loss for the Six
      Months Ended August 31, 1996 ...........
                                                          -----      -----------      -----------       -----------      -----------
Balance August 31, 1996 ......................            2,074      $        21       34,641,952       $   346,420     $16,702,404
                                                          =====      ===========      ===========       ===========     ===========

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1996
                                   (UNAUDITED)
                                  (continued)

                                                  Common Stock
                                                 Subscriptions      Accumulated
                                                   Receivable         Deficit
                                                   ----------         -------

Balance February 28, 1996 ..................     $    (18,750)     $(14,538,924)

Collection of Common Stock
      Subscriptions Receivable .............           18,750

Issuance of Common Stock for Cash ..........

Exercised Stock Options and
      Cancellation of Stock ................

Stock Issued to Officer
      As Additional Compensation ...........

Exercise of Warrants
      For Common Stock .....................

Issuance of Common Stock
      For Services .........................

Net Loss for the Six
      Months Ended August 31, 1996 .........                         (1,054,014)
                                                 ------------      ------------
Balance August 31, 1996 ....................     $       --        $(15,592,938)
                                                 ============      ============

                                       EXHIBIT TO STATEMENTS OF OPERATIONS
                                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                     Weighted
                           Common Stock                                                               Average
                          $.01 Par Value              Common               Number of                 Number of
                            Issued and                 Stock                 Shares                    Shares
                           Outstanding              Equivalents           Outstanding               Outstanding
                           -----------              -----------           -----------               -----------
March 1996                  28,486,955                   -                 28,486,955

April 1996                  31,153,622                   -                 31,153,622

May 1996                    34,561,952                   -                 34,561,952

June 1996                   34,566,952                   -                 34,566,952

July 1996                   34,566,952                   -                 34,566,952

August 1996                 34,641,952                   -                 34,641,952                32,996,398


                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:

                  Legal and Professional Fees                $   124,750
                  Research & Development                         158,208
                  Salaries, Consulting and Other                 103,425
                                                             -----------
                                                             $   386,383
                                                             ===========


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

NOTE 5     OTHER INCOME

           Other income consists of the following:

                   Interest Income                        $     33,626
                   Licensing Option Fee                         25,000
                                                          ------------
                   Total                                  $     58,626
                                                          ============

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           On June 15, 1996, the Company filed Form 8-K with regard to the following matter:

                Registrant, Mediscience Technology Corp. (OTCMDSC), Mallinckrodt Medical, Inc., St. Louis, MO and the Research Foundation of the City University of New York entered into a research agreement in the field of imaging and photophysics related to the use of contrast dyes. Inventions developed under this Agreement utilizing technology protected by patents owned or licensed to registrant, Mediscience Technology Corp. (OTCMDSC) will result in royalties to be negotiated in good faith by the respective parties on a sharing basis.

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

                                           MEDISCIENCE TECHNOLOGY CORP.
                                           ----------------------------
                                                    (REGISTRANT)




DATE:                                             By:  /s/Herbert L. Hugill
                                                       --------------------
                                                       HERBERT L. HUGILL
                                                       President/CEO

                                                  By:  /s/Peter Katevatis
                                                       ------------------
                                                       PETER KATEVATIS
                                                       Treasurer
                                                       Chief Accounting Officer