Form 10QSB/A
period 1996-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 1996-11-25
CIK 64647

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       AMENDMENT NO. 1 TO QUARTERLY REPORT
                    FILED PURSUANT TO SECTION 12, 13 OR 15(d)
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

                                           MEDISCIENCE TECHNOLOGY CORP.
                                           ----------------------------
                                                    (REGISTRANT)




DATE: October 10, 1996                            By:  /s/Herbert L. Hugill
                                                       --------------------
                                                       HERBERT L. HUGILL
                                                       President/CEO

                                                  By:  /s/Peter Katevatis
                                                       ------------------
                                                       PETER KATEVATIS
                                                       Treasurer
                                                       Chief Accounting Officer