Form 10QSB
period 1996-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 1997-01-13
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended November 30, 1996               Commission File Number  0-7405

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1996.

    Title of Class                        Number of Shares Outstanding
    --------------                        ----------------------------

Common Stock, par value
$.01, per share                                    34,641,952

Preferred Stock, par value                              2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                NOVEMBER 30, 1996


                                      INDEX


PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at November 30, 1996
                      (Unaudited) and February 28, 1996

                      Statement of Operations for the Three and Nine Months ended November 30, 1996 (Unaudited) and November 30, 1995 (Unaudited)

                      Statement of Cash Flows for the Nine Months ended November 30, 1996 (Unaudited) and November 30, 1995 (Unaudited)

                      Statement of Stockholders' Equity for the Nine Months ended November 30, 1996 (Unaudited)

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

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                     MEDISCIENCE TECHNOLOGY CORP.
                                            BALANCE SHEETS

                              ASSETS

                                                                        November 30,
                                                                           1996          February 28,
                                                                        (Unaudited)          1996
                                                                       ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents ..................................     $  1,149,955      $    110,161
                                                                       ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $142,689 -
        November 30, 1996; $118,605 - February 28, 1996 ..........           47,577            67,481
                                                                       ------------      ------------
OTHER ASSETS
      Deferred Charges ...........................................             --                   8
      Patents - Net of Accumulated Amortization,
        $8,327 - November 30,1996; $6,375 - February 28, 1996 ....           30,673            32,625
      Goodwill - Net of Accumulated Amortization  $184,002 -
        November 30, 1996; $166,750 - February 28, 1996 ..........          275,998           293,250
                                                                       ------------      ------------
           Total Other Assets ....................................          306,671           325,883
                                                                       ------------      ------------
TOTAL ASSETS .....................................................     $  1,504,203      $    503,525
                                                                       ============      ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ...........................................     $      4,255      $     16,785
      Other Accrued Liabilities ..................................          384,307           483,752
                                                                       ------------      ------------
           Total Current Liabilities .............................          388,562           500,537
                                                                       ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ......................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,641,952 Shares .........          346,420           284,745
      Additional Paid-in Capital .................................       16,702,404        14,275,896
      Common Stock Subscription Receivable .......................             --             (18,750)
      Accumulated Deficit ........................................      (15,933,204)      (14,538,924)
                                                                       ------------      ------------
           Total Stockholders' Equity ............................        1,115,641             2,988
                                                                       ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $  1,504,203      $    503,525
                                                                       ============      ============

                                       MEDISCIENCE TECHNOLOGY CORP.
                                          STATEMENT OF OPERATIONS
                           FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                                (UNAUDITED)



                                                NINE MONTHS                        THREE MONTHS
                                                -----------                        ------------
                                            1996              1995              1996              1995
                                       ------------      ------------      ------------      ------------

Net Sales ........................     $       --        $       --        $       --        $       --
Cost of Sales ....................             --                --                --                --
                                       ------------      ------------      ------------      ------------
Gross Profit .....................             --                --                --                --
General and Administrative Expense        1,074,567           528,307           156,044           171,856
Product Development Expense ......          329,369           276,600           160,099            61,811
Advertising, Travel and Marketing            66,299            43,940            41,452            13,167
                                       ------------      ------------      ------------      ------------
      Total Expenses .............        1,470,235           848,847           357,595           246,834
                                       ------------      ------------      ------------      ------------
Other Income .....................           75,955             7,090            17,329             4,938
                                       ------------      ------------      ------------      ------------
Net Loss .........................     $ (1,394,280)     $   (841,757)     $   (340,266)     $   (241,896)
                                       ============      ============      ============      ============
Net Loss Per Common Share ........     $      (0.04)     $      (0.03)     $      (0.01)     $      (0.01)
                                       ============      ============      ============      ============
Weighted Average Number of Shares        33,544,916        25,658,958        34,641,952        27,093,625
  of Common Stock Outstanding          ============      ============      ============      ============


                                         MEDISCIENCE TECHNOLOGY CORP.
                                           STATEMENT OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)



                                                                                   1996             1995
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................     $(1,394,280)     $  (841,757)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................          24,084           24,980
           Amortization ..................................................          19,204           19,200
           Stock Issued to Officer as Additional Compensation ............         453,184             --
           Stock Issued for Services .....................................           5,000             --
                                                                               -----------      -----------
                Subtotal .................................................        (892,808)        (797,577)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................               8            4,179
           (Decrease) Increase in Accounts Payable .......................         (12,530)           1,415
           (Decrease) in Other Accrued Liabilities .......................         (99,445)        (195,886)
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Operating Activities      (1,004,775)        (987,869)
                                                                               -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................          (4,180)          (4,816)
                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock .............................       2,029,999        1,129,500
      Collection of Common Stock Subscriptions Receivable ................          18,750             --
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Financing Activities       2,048,749        1,129,500
                                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       1,039,794          136,815

CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................         110,161           55,613
                                                                               -----------      -----------
      Ending Balance .....................................................     $ 1,149,955      $   192,428
                                                                               ===========      ===========

                                                  MEDISCIENCE TECHNOLOGY CORP.
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                                                          (UNAUDITED)


                                                                                      Common
                                                Preferred                             Stock                        Additional
                                               Stock Number        Preferred        Number of        Common          Paid in
                                                of Shares            Stock            Shares         Stock           Capital
                                                ---------            -----            ------         -----           -------
Balance February 28, 1996                         2,074              $  21          28,474,455      $284,745       $14,275,896
Collection of Common Stock
      Subscriptions Receivable
Issuance of Common Stock for Cash                                                    2,666,667        26,666         1,953,333
Exercised Stock Options and
      Cancellation of Stock                                                          2,843,166        28,432           (28,432)
Stock Issued to Officer
      As Additional Compensation                                                       552,664         5,527           447,657
Exercise of Warrants
      For Common Stock                                                                 100,000         1,000            49,000
Issuance of Common Stock
      For Services                                                                       5,000            50             4,950
Net Loss for the Nine
      Months Ended November 30, 1996
                                                  -----              -----          ----------      --------       -----------
Balance November 30, 1996                         2,074              $  21          34,641,952      $346,420       $16,702,404
                                                  =====              =====          ==========      ========       ===========


                                              Common Stock
                                              Subscriptions          Accumulated
                                               Receivable              Deficit
                                               ----------              -------
Balance February 28, 1996                      $(18,750)            $(14,538,924)
Collection of Common Stock
      Subscriptions Receivable                   18,750
Issuance of Common Stock for Cash
Exercised Stock Options and
      Cancellation of Stock
Stock Issued to Officer
      As Additional Compensation
Exercise of Warrants
      For Common Stock
Issuance of Common Stock
      For Services
Net Loss for the Nine
      Months Ended November 30, 1996                                  (1,394,280)
                                               ---------            ------------
Balance November 30, 1996                      $   -                $(15,933,204)
                                               =========            ============

                                      EXHIBIT TO STATEMENTS OF OPERATIONS
                                 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common               Number of               Number of
                            Issued and                 Stock                Shares                  Shares
                           Outstanding              Equivalents           Outstanding             Outstanding
                           -----------              -----------           -----------             -----------
March 1996                  28,486,955                   -               28,486,955
April 1996                  31,153,622                   -               31,153,622
May 1996                    34,561,952                   -               34,561,952
June 1996                   34,566,952                   -               34,566,952
July 1996                   34,566,952                   -               34,566,952
August 1996                 34,641,952                   -               34,641,952
September 1996              34,641,952                   -               34,641,952
October 1996                34,641,952                   -               34,641,952
November 1996               34,641,952                   -               34,641,952                33,544,916

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:

               Legal and Professional Fees             $  159,750
               Research & Development                     117,699
               Salaries, Consulting and Other             106,858
                                                       ----------
                                                       $  384,307
                                                       ==========

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

NOTE 5     OTHER INCOME

           Other income consists of the following:

                 Interest Income                   $   50,955
                 Licensing Option Fee                  25,000
                                                   ----------
                       Total                       $   75,955
                                                   ==========

MANAGEMENT'S PLAN OF OPERATION

Except for the historical information contained in this section, the matters set forth herein are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the Company's ability to continuously satisfy the FDA's requirements for safety of Mediscience's medical devices, its ability to raise sufficient capital to conduct the necessary human clinical trials to ultimately prove the safety and effectiveness of its medical devices sufficiently to allow for FDA premarket approval and its ability to sell its devices to health care providers if it is successful in completing their development.

The Company's mission is to discover, develop and market novel and effective photonic technologies for the early detection of cancer. The focus of Mediscience's devices is aimed toward less invasive, faster, more accurate and more cost effective cancer diagnosis.

Mediscience's primary area of concentration is on development and commercialization of its patented Tissue Fluorescence technology which uses light for non-invasive and minimally invasive detection of cancer in humans, in vivo (in the body). Its secondary focus is on research and development of its Optical Imaging technology which uses laser light to image dense tissue without exposing the body to harmful ionizing irradiation.

Mediscience completed a phase I human clinical feasibility study at New York's Memorial Sloan-Kettering Hospital in 1994 and demonstrated the technical and clinical feasibility of Tissue Fluorescence to distinguish among cancerous, pre-cancerous and normal tissue in the oral cavity. A phase II human clinical study is currently pending at Sloan-Kettering to build on this earlier work. The pending study will be co-sponsored by Mediscience and the National Cancer Institute.

The Company is also planning to perform additional phase I human clinical and technical feasibility studies to define additional medical diagnostic applications for its Tissue Fluorescence technology that it can develop for sale to the medical marketplace. Of the two clinical feasibility studies that are committed presently, one involves in vivo optical diagnosis of breast tumors by passing a fine optical fiber through a minimally invasive stereotactic needle to optically determine if the tumor is cancerous or benign without performing an open surgical biopsy, while the second involves optical assessment of patients with Barrett's esophagus, a known precursor to esophageal cancer in some people. In addition, up to four additional clinical feasibility studies are anticipated during the next 18 months.

In addition to working on its own, Mediscience is also seeking one or more corporate alliance arrangements to jointly develop specific end use applications for its two technologies. The Company has continuing discussions ongoing with a small number of highly qualified firms, any one of which could substantially assist the Company in achieving its goals if satisfactory arrangements can be arrived at.

Mediscience subcontracts its research and development through an arrangement with the City University of New York. Dr. Robert Alfano, a consultant to the Company, distinguished professor of science and engineering at CUNY and the inventor of the technology, supervises the Company's research as CUNY's Principal Investigator. As a result of the contract research relationship with CUNY, the Company has exclusive rights to 12 patents and optional rights to 21 pending patents. Mediscience has also licensed 3 other patents from two other institutions.

The Company has a research agreement with Sloan-Kettering Cancer Research Center for investigation of its Tissue Fluorescence technology and also maintains close working relationships with Columbia Presbyterian Hospital, New York Hospital-Cornell Medical Center and Massachusetts General Hospital. Both the breast clinical feasibility study and the Barrett's esophagus study, mentioned above, are planned to be conducted at Massachusetts General Hospital and Cornell Medical Center, respectively.

Mediscience has developed two prototype medical devices and has a third device in progress. CD Scan, the first device, has been tested pre-clinically and was successfully used in the above noted phase I clinical feasibility study at Memorial Sloan-Kettering. The CD Scan device will also be used in a phase II human clinical study that is scheduled to begin during the first quarter of 1997, pending FDA approval of the Investigational Device Exemption, which is required of all deemed "significant risk" devices prior to the conduct of human clinical studies.(1) CD Ratiometer, the Company's second device has been used successfully on a pre-clinical basis and will be employed in each of the pending phase I clinical feasibility studies, i.e., optical breast biopsy and Barrett's esophagus studies.

In an effort to address its liquidity problems and its shortage of capital resources, the Company successfully completed a $2,000,000 private placement of its common stock in April, 1996. The Company continues to explore co-development arrangements with other companies to defray costs and extend the Company's capital and human resources. The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

The Company believes that its April 1996 private placement stock offering will continue to satisfy it's working capital needs beyond the end of the current fiscal year.










------------
(1) See reference to January 10, 1997 Form 8-K under item 6 contained herein.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           On January 10, 1997, the Company filed Form 8-K with regard to the following matter:

                Registrant, Mediscience Technology Corp. (OTCMDSC), received approval from the FDA for an Investigational Device Exemption ("IDE") in relation to its CD Scan medical device and a Phase II human clinical study on patients with oral leukoplakia, a pre-cancerous disease of the mouth. The clinical study, which is being co-sponsored by Mediscience and the NCI is targeted to begin at Sloan-Kettering in New York City during the next several weeks.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           MEDISCIENCE TECHNOLOGY CORP.
                                                   (REGISTRANT)




DATE:  January 10, 1997                         By:  /s/Herbert L. Hugill
                                                     ---------------------------
                                                        HERBERT L. HUGILL
                                                        President/CEO

                                                By:  /s/Peter Katevatis
                                                     ------------------
                                                        PETER KATEVATIS
                                                        Treasurer
                                                        Chief Accounting Officer