Form 10QSB/A
period 1996-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 1997-06-18
CIK 64647

FORM 10-QSB-A

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                  MEDISCIENCE TECHNOLOGY CORP.
                                         BALANCE SHEETS

                                             ASSETS

                                                                  May 31, 1996       February 28,
                                                                   (Unaudited)          1996
                                                                  ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents .............................     $  1,640,923      $    110,161
                                                                  ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $126,617
        May 31, 1996; $118,605 - February 28, 1996 ..........           62,822            67,481
                                                                  ------------      ------------
OTHER ASSETS
      Deferred Charges ......................................             --                   8
      Patents - Net of Accumulated Amortization,
        $7,025 - May 31,1996; $6,375 - February 28, 1996 ....           31,975            32,625
      Goodwill - Net of Accumulated Amortization
        $172,500 - May 31, 1996; $166,750 - February 28, 1996          287,500           293,250
                                                                  ------------      ------------
           Total Other Assets ...............................          319,475           325,883
                                                                  ------------      ------------
TOTAL ASSETS ................................................     $  2,023,220      $    503,525
                                                                  ============      ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ......................................     $      6,560      $     16,785
      Other Accrued Liabilities .............................          319,827           483,752
                                                                  ------------      ------------
           Total Current Liabilities ........................          326,387           500,537
                                                                  ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) .................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,561,952 Shares ....          345,620           284,745
      Additional Paid-in Capital ............................       17,351,495        14,275,896
      Common Stock Subscription Receivable ..................             --             (18,750)
      Accumulated Deficit ...................................      (16,000,303)      (14,538,924)
                                                                  ------------      ------------
           Total Stockholders' Equity .......................        1,696,833             2,988
                                                                  ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................     $  2,023,220      $    503,525
                                                                  ============      ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)



                                                         THREE MONTHS
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------
Net Sales ..............................       $       --          $       --

Cost of Sales ..........................               --                  --
                                               ------------        ------------

      Gross Profit .....................               --                  --


General and Administrative Expense .....          1,355,556             157,592
Product Development Expense ............            104,978             106,950
Advertising, Travel and Marketing ......             13,657              19,916
                                               ------------        ------------
      Total Expenses ...................          1,474,191             284,458
                                               ------------        ------------
Other Expense (Income)
      Interest Income ..................            (12,812)               (304)
                                               ------------        ------------
Net Loss ...............................       $ (1,461,379)       $   (284,154)
                                               ============        ============
Net Loss Per Common Share ..............       $      (0.05)       $      (0.01)
                                               ============        ============
Weighted Average Number of Shares
  of Common Stock Outstanding ..........         31,400,843          23,773,958
                                               ============        ============

                                        MEDISCIENCE TECHNOLOGY CORP.
                                           STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                                 (UNAUDITED)



                                                                                   1996            1995
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................     $(1,461,379)     $  (284,154)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................           8,012            8,220
           Amortization ..................................................           6,400            6,400
           Stock Issued to Officer As Additional Compensation ............         453,184             --
           Stock Issued Upon Exercise of Stock Options at No Cost ........         690,792             --
                                                                               -----------      -----------
                Subtotal .................................................        (302,991)        (269,534)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................               8            1,393
           Increase (Decrease) in Accounts Payable .......................         (10,225)             305
           Increase (Decrease) in Other Accrued Liabilities ..............        (163,925)         124,725
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Operating Activities        (477,133)        (143,111)
                                                                               -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................          (3,353)            --
                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Collection of Common Stock Subscriptions Receivable ................          18,750             --
      Proceeds from Issuance of Common Stock .............................       1,992,498          175,000
                                                                               -----------      -----------
                Net Cash Flows Provided by Financing Activities ..........       2,011,248          175,000
                                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       1,530,762           31,889

CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................         110,161           55,613
                                                                               -----------      -----------
      Ending Balance .....................................................     $ 1,640,923      $    87,502
                                                                               ===========      ===========

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 31, 1996
                                                             (UNAUDITED)


                                                                                    Common
                                               Preferred                             Stock                        Additional
                                              Stock Number        Preferred        Number of        Common          Paid in
                                               of Shares            Stock           Shares          Stock           Capital
                                            ----------------   ---------------   -------------   ------------   ---------------
Balance February 28, 1996                              2,074   $            21      28,474,455   $    284,745   $    14,275,896
Collection of Common Stock
      Subscriptions Receivable
Issuance of Common Stock for Cash                                                    2,666,667         26,666         1,953,332
Exercised Stock Options and
      Cancellation of Stock                                                          2,843,166         28,432           662,360
Stock Issued to Officer
      As Additional Compensation                                                       552,664          5,527           447,657
Exercise of Warrants
      For Common Stock                                                                  25,000            250            12,250
Net Loss for the Three
      Months Ended May 31, 1996
                                            ----------------   ---------------   -------------   ------------   ---------------
Balance May 31, 1996                                   2,074   $            21      34,561,952   $    345,620   $    17,351,495
                                            ================   ===============   =============   ============   ===============

(Continued)

                                        MEDISCIENCE TECHNOLOGY CORP.
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED MAY 31, 1996
                                                 (UNAUDITED)


                                                Common Stock
                                                Subscriptions           Accumulated
                                                  Receivable              Deficit
                                             --------------------   -------------------
Balance February 28, 1996                    $           (18,750)   $      (14,538,924)
Collection of Common Stock
      Subscriptions Receivable                             18,750
Issuance of Common Stock for Cash
Exercised Stock Options and
      Cancellation of Stock
Stock Issued to Officer
      As Additional Compensation
Exercise of Warrants
      For Common Stock
Net Loss for the Three
      Months Ended May 31, 1996                                             (1,461,379)
                                             --------------------   -------------------
Balance May 31, 1996                         $         --           $       (16,000,303)
                                             ====================   ===================

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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


              Legal and Professional Fees                 $      97,000
              Research & Development                             96,675
              Salaries, Consulting and Other                    126,152
                                                          -------------
                                                          $     319,827
                                                          =============

NOTE 3     CANCELLATION OF STOCK OPTIONS

           In April, 1996, various officers, directors or shareholders of the Company collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and accordingly, the Company recorded $690,792 as additional compensation expense.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           Form 10-QSB has been amended to reflect additional compensation expense of $690,792 as a result of the exercise and cancellation of stock options as reported in Note 3.

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

                                           MEDISCIENCE TECHNOLOGY CORP.
                                                   (REGISTRANT)




DATE: June 11, 1997                        By: /s/PETER KATEVATIS
                                               ---------------------------------
                                               PETER KATEVATIS
                                               Chairman/CEO

                                           By: /s/JOHN M. KENNEDY
                                               ---------------------------------
                                               JOHN M. KENNEDY
                                               Treasurer
                                               Chief Accounting Officer