Form 10QSB/A
period 1996-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 1997-06-18
CIK 64647

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

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                  MEDISCIENCE TECHNOLOGY CORP.
                                         BALANCE SHEETS

                                             ASSETS

                                                                   August 31,
                                                                      1996          February 28,
                                                                  (Unaudited)           1996
                                                                 ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents ............................     $  1,478,644      $    110,161
                                                                 ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $134,649 -
        August 31, 1996; $118,605 - February 28, 1996 ......           55,617            67,481
                                                                 ------------      ------------
OTHER ASSETS
      Deferred Charges .....................................             --                   8
      Patents - Net of Accumulated Amortization,
        $7,676 - August 31,1996; $6,375 - February 28, 1996            31,324            32,625
      Goodwill - Net of Accumulated Amortization  $178,251 -
        August 31, 1996; $166,750 - February 28, 1996 ......          281,749           293,250
                                                                 ------------      ------------
           Total Other Assets ..............................          313,073           325,883
                                                                 ------------      ------------
TOTAL ASSETS ...............................................     $  1,847,334      $    503,525
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable .....................................     $      5,044      $     16,785
      Other Accrued Liabilities ............................          386,383           483,752
                                                                 ------------      ------------
           Total Current Liabilities .......................          391,427           500,537
                                                                 ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,641,952 Shares ...          346,420           284,745
      Additional Paid-in Capital ...........................       17,393,196        14,275,896
      Common Stock Subscription Receivable .................             --             (18,750)
      Accumulated Deficit ..................................      (16,283,730)      (14,538,924)
                                                                 ------------      ------------
           Total Stockholders' Equity ......................        1,455,907             2,988
                                                                 ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...................     $  1,847,334      $    503,525
                                                                 ============      ============

                                       MEDISCIENCE TECHNOLOGY CORP.
                                          STATEMENT OF OPERATIONS
                             FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                                (UNAUDITED)



                                               SIX MONTHS                          THREE MONTHS
                                               ----------                          ------------
                                           1996              1995              1996               1995
                                       ------------      ------------      ------------      ------------
Net Sales ........................     $       --        $       --        $       --        $       --
Cost of Sales ....................             --                --                --                --
                                       ------------      ------------      ------------      ------------
Gross Profit .....................             --                --                --                --
General and Administrative Expense        1,609,315           381,451           253,759           223,859
Product Development Expense ......          169,270           189,789            64,292            82,839
Advertising, Travel and Marketing            24,847            30,773            11,190            10,857
                                       ------------      ------------      ------------      ------------
      Total Expenses .............        1,803,432           602,013           329,241           317,555
                                       ------------      ------------      ------------      ------------
Other Income .....................           58,626             2,152            45,814             1,848
                                       ------------      ------------      ------------      ------------
Net Loss .........................     $ (1,744,806)     $   (599,861)     $   (283,427)     $   (315,707)
                                       ============      ============      ============      ============
Net Loss Per Common Share ........     $      (0.05)     $      (0.02)     $      (0.01)     $      (0.01)
                                       ============      ============      ============      ============
Weighted Average Number of Shares
  of Common Stock Outstanding            32,996,398        24,941,625        34,591,952        26,109,291
                                       ============      ============      ============      ============

                                        MEDISCIENCE TECHNOLOGY CORP.
                                           STATEMENT OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                                 (UNAUDITED)



                                                                                   1996             1995
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................     $(1,744,806)     $  (599,861)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................          16,044           16,600
           Amortization ..................................................          12,802           12,800
           Stock Issued to Officer as Additional Compensation ............         453,184             --
           Stock Issued for Services .....................................           5,000             --
           Stock Issued Upon Exercise of Stock Options at No Cost ........         690,792             --
                                                                               -----------      -----------
                Subtotal .................................................        (566,984)        (570,461)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................               8            2,786
           (Decrease) in Accounts Payable ................................         (11,741)          (2,789)
           (Decrease) in Other Accrued Liabilities .......................         (97,369)        (136,322)
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Operating Activities        (676,086)        (706,786)
                                                                               -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................          (4,180)          (4,816)
                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock .............................       2,029,999        1,129,500
      Collection of Common Stock Subscriptions Receivable ................          18,750             --
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Financing Activities       2,048,749        1,129,500
                                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       1,368,483          417,898

CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................         110,161           55,613
                                                                               -----------      -----------
      Ending Balance .....................................................     $ 1,478,644      $   473,511
                                                                               ===========      ===========

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 31, 1996
                                                             (UNAUDITED)

                                                                                    Common
                                               Preferred                             Stock                        Additional
                                              Stock Number        Preferred        Number of        Common          Paid in
                                               of Shares            Stock           Shares          Stock           Capital
                                            ----------------   ---------------   -------------   ------------   ---------------
Balance February 28, 1996                              2,074   $            21      28,474,455   $    284,745   $    14,275,896
Collection of Common Stock
      Subscriptions Receivable
Issuance of Common Stock for Cash                                                    2,666,667         26,666         1,953,333
Exercised Stock Options and
      Cancellation of Stock                                                          2,843,166         28,432           662,360
Stock Issued to Officer
      As Additional Compensation                                                       552,664          5,527           447,657
Exercise of Warrants
      For Common Stock                                                                 100,000          1,000            49,000
Issuance of Common Stock
      For Services                                                                       5,000             50             4,950
Net Loss for the Six
      Months Ended August 31, 1996
                                            ----------------   ---------------   -------------   ------------   ---------------
Balance August 31, 1996                                2,074   $            21      34,641,952   $    346,420   $    17,393,196
                                            ================   ===============   =============   ============   ===============

(Continued)

                                        MEDISCIENCE TECHNOLOGY CORP.
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED AUGUST 31, 1996
                                                 (UNAUDITED)


                                                Common Stock
                                                Subscriptions           Accumulated
                                                  Receivable              Deficit
                                             --------------------   -------------------
Balance February 28, 1996                    $           (18,750)   $      (14,538,924)
Collection of Common Stock
      Subscriptions Receivable                             18,750
Issuance of Common Stock for Cash
Exercised Stock Options and
      Cancellation of Stock
Stock Issued to Officer
      As Additional Compensation
Exercise of Warrants
      For Common Stock
Issuance of Common Stock
      For Services
Net Loss for the Six
      Months Ended August 31, 1996                                          (1,744,806)
                                             --------------------   -------------------
Balance August 31, 1996                         $         --        $      (16,283,730)
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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                 Legal and Professional Fees              $     124,750
                 Research & Development                         158,208
                 Salaries, Consulting and Other                 103,425
                                                          -------------
                                                          $     386,383
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

NOTE 5     OTHER INCOME

           Other income consists of the following:


                Interest Income           $       33,626
                Licensing Option Fee              25,000
                                          --------------
                Total                     $       58,626
                                          ==============

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

Two Prototype devices have been developed and a third is in progress. CD Scan, the first device, has been tested pre- clinically and was successfully used in the above noted phase I clinical feasibility study at Memorial Sloan-Kettering. CD Ratiometer, the Company's second device has been used successfully on a pre-clinical basis and will be employed in each of the pending phase I clinical feasibility studies, i.e., optical breast biopsy and Barrett's esophagus studies.

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