Form 10QSB/A
period 1996-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 1997-06-18
CIK 64647

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of Noember 30, 1996.

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

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                     MEDISCIENCE TECHNOLOGY CORP.
                                            BALANCE SHEETS

                                                ASSETS

                                                                        November 30,
                                                                            1996         February 28,
                                                                        (Unaudited)          1996
                                                                       ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents ..................................     $  1,149,955      $    110,161
                                                                       ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $142,689 -
        November 30, 1996; $118,605 - February 28, 1996 ..........           47,577            67,481
                                                                       ------------      ------------
OTHER ASSETS
      Deferred Charges ...........................................             --                   8
      Patents - Net of Accumulated Amortization,
        $8,327 - November 30,1996; $6,375 - February 28, 1996 ....           30,673            32,625
      Goodwill - Net of Accumulated Amortization  $184,002 -
        November 30, 1996; $166,750 - February 28, 1996 ..........          275,998           293,250
                                                                       ------------      ------------
           Total Other Assets ....................................          306,671           325,883
                                                                       ------------      ------------
TOTAL ASSETS .....................................................     $  1,504,203      $    503,525

                                                                       ============      ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ...........................................     $      4,255      $     16,785
      Other Accrued Liabilities ..................................          384,307           483,752
                                                                       ------------      ------------
           Total Current Liabilities .............................          388,562           500,537
                                                                       ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ......................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,641,952 Shares .........          346,420           284,745
      Additional Paid-in Capital .................................       17,393,196        14,275,896
      Common Stock Subscription Receivable .......................             --             (18,750)
      Accumulated Deficit ........................................      (16,623,996)      (14,538,924)
                                                                       ------------      ------------
           Total Stockholders' Equity ............................        1,115,641             2,988
                                                                       ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $  1,504,203      $    503,525
                                                                       ============      ============



                                           MEDISCIENCE TECHNOLOGY CORP.
                                              STATEMENT OF OPERATIONS
                               FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                                    (UNAUDITED)



                                                NINE MONTHS                          THREE MONTHS
                                                -----------                          ------------
                                           1996               1995              1996               1995
                                       ------------      ------------      ------------      ------------
Net Sales ........................     $       --        $       --        $       --        $       --
Cost of Sales ....................             --                --                --                --
                                       ------------      ------------      ------------      ------------
Gross Profit .....................             --                --                --                --
General and Administrative Expense        1,765,359           528,307           156,044           171,856
Product Development Expense ......          329,369           276,600           160,099            61,811
Advertising, Travel and Marketing            66,299            43,940            41,452            13,167
                                       ------------      ------------      ------------      ------------
      Total Expenses .............        2,161,027           848,847           357,595           246,834
                                       ------------      ------------      ------------      ------------
Other Income .....................           75,955             7,090            17,329             4,938
                                       ------------      ------------      ------------      ------------
Net Loss .........................     $ (2,085,072)     $   (841,757)     $   (340,266)     $   (241,896)
                                       ============      ============      ============      ============
Net Loss Per Common Share ........     $      (0.06)     $      (0.03)     $      (0.01)     $      (0.01)
                                       ============      ============      ============      ============
Weighted Average Number of Shares
  of Common Stock Outstanding ....       33,544,916        25,658,958        34,641,952        27,093,625
                                       ============      ============      ============      ============

                                         MEDISCIENCE TECHNOLOGY CORP.
                                           STATEMENT OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)



                                                                                   1996             1995
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................     $(2,085,072)     $  (841,757)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................          24,084           24,980
           Amortization ..................................................          19,204           19,200
           Stock Issued to Officer as Additional Compensation ............         453,184             --
           Stock Issued for Services .....................................           5,000             --
           Stock Issued Upon Exercise of Stock Options at No Cost ........         690,792             --
                                                                               -----------      -----------
                Subtotal .................................................        (892,808)        (797,577)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Deferred Charges .......................               8            4,179
           (Decrease) Increase in Accounts Payable .......................         (12,530)           1,415
           (Decrease) in Other Accrued Liabilities .......................         (99,445)        (195,886)
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Operating Activities      (1,004,775)        (987,869)
                                                                               -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................          (4,180)          (4,816)
                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock .............................       2,029,999        1,129,500
      Collection of Common Stock Subscriptions Receivable ................          18,750             --
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Financing Activities       2,048,749        1,129,500
                                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       1,039,794          136,815

CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................         110,161           55,613
                                                                               -----------      -----------
      Ending Balance .....................................................     $ 1,149,955      $   192,428
                                                                               ===========      ===========

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                                                             (UNAUDITED)


                                                                                    Common
                                               Preferred                             Stock                        Additional
                                              Stock Number        Preferred        Number of        Common          Paid in
                                               of Shares            Stock           Shares          Stock           Capital
                                            ----------------   ---------------   -------------   ------------   ---------------
Balance February 28, 1996                              2,074   $            21      28,474,455   $    284,745   $    14,275,896
Collection of Common Stock
      Subscriptions Receivable
Issuance of Common Stock for Cash                                                    2,666,667         26,666         1,953,333
Exercised Stock Options and
      Cancellation of Stock                                                          2,843,166         28,432           662,360
Stock Issued to Officer
      As Additional Compensation                                                       552,664          5,527           447,657
Exercise of Warrants
      For Common Stock                                                                 100,000          1,000            49,000
Issuance of Common Stock
      For Services                                                                       5,000              50            4,950
Net Loss for the Nine
      Months Ended November 30, 1996
                                            ----------------   ---------------   -------------   ------------   ---------------
Balance November 30, 1996                              2,074   $            21      34,641,952   $    346,420   $    17,393,196
                                            ================   ===============   =============   ============   ===============

(Continued)

                                        MEDISCIENCE TECHNOLOGY CORP.
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                                                 (UNAUDITED)


                                                Common Stock
                                                Subscriptions           Accumulated
                                                  Receivable              Deficit
                                             --------------------   -------------------
Balance February 28, 1996                    $           (18,750)   $      (14,538,924)
Collection of Common Stock
      Subscriptions Receivable                            18,750
Issuance of Common Stock for Cash
Exercised Stock Options and
      Cancellation of Stock
Stock Issued to Officer
      As Additional Compensation
Exercise of Warrants
      For Common Stock
Net Loss for the Nine
      Months Ended November 30, 1996                                         (2,085,072)
                                             --------------------   -------------------
Balance November 30, 1996                    $         --           $       (16,623,996)
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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


               Legal and Professional Fees                $     159,750
               Research & Development                           117,699
               Salaries, Consulting and Other                   106,858
                                                          -------------
                                                          $     384,307
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

NOTE 5     OTHER INCOME

           Other income consists of the following:


               Interest Income            $       50,955
               Licensing Option Fee               25,000
                                          --------------
               Total                      $       75,955
                                          ==============


MANAGEMENT'S PLAN OF OPERATION

Except for the historical information contained in this section, the matters set forth herein are forward- looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the Company's ability to continuously satisfy the FDA's requirements for safety of Mediscience's medical devices, its ability to raise sufficient capital to conduct the necessary human clinical trials to ultimately prove the safety and effectiveness of its medical devices sufficiently to allow for FDA premarket approval and its ability to sell its devices to health care providers if it is successful in completing their development.

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







--------
   (1) See reference to January 10, 1997 Form 8-K under item 6 contained herein.

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

Item 6.    Exhibits and Reports on Form 8-K

           On January 10, 1997, the Company filed Form 8-K with regard to the following matter:

                Registrant, Mediscience Technology Corp. (OTCMDSC), received approval from the FDA for an Investigational Device Exemption ("IDE") in relation to its CD Scan medical device and a Phase II human clinical study on patients with oral leukoplakia, a pre-cancerous disease of the mouth. The clinical study, which is being co-sponsored by Mediscience and the NCI is targeted to begin at Sloan- Kettering in New York City during the next several weeks.

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