Form 10KSB
period 1997-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 1997-06-27
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
        OF 1934

For the fiscal year ended February 28, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________


                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
                 (Name of Small Business Issuer in its Charter)


      New Jersey                                             22-1937826
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:              (609) 428-7952

                                      None
--------------------------------------------------------------------------------
         Securities registered under Section 12(b) of the Exchange Act:

                     Common Stock, par value S.01 per Share
--------------------------------------------------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant did not have any sales, and had interest income of $62,475, during its fiscal year ended February 28, 1997.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 13, 1997, was: $15,807,384.

The numbers of shares outstanding of each of the registrant's classes of stock, as of June 13, 1997, were:

  Title of Each Class                         Number of Shares Outstanding
  -------------------                         ----------------------------

  Common Stock, par value $.01                         34,933,618
  per share

  Preferred Stock, par value $.01                           2,074
  per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART 1


Item 1.    Description of Business
Item 2.    Description of Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.    Market For Common Equity and Related Shareholder Matters
Item 6.    Management's Discussion and Analysis of Plan of Operation
Item 7.    Financial Statements
              Report of Independent Public Accountants
              Consolidated Balance Sheets- February 28, 1997, and
                February 29, 1996
              Consolidated Statements of Operations for the years ended
                February 28, 1997, February 29, 1996 and February 28, 1995
              Consolidated Statement of Stockholders' Equity for the years ended
                February 28, 1997, February 29, 1996 and February 28, 1995
              Consolidated Statements of Cash Flows for the years ended
                February 28, 1997, February 29, 1996 and February 28, 1995
              Notes to Consolidated Financial Statements

Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures


                                    PART III

Item  9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and Management
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits, List and Reports on Form 8-K

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements.

         Mediscience Technology Corp. (the "Company") designs and develops proprietary diagnostic medical devices that detect cancer using light induced native tissue fluorescence and Raman spectroscopy to distinguish between malignant and normal or benign tissue. Animal and human tissue contain molecules that emit and scatter naturally when excited by light at certain wavelengths. Since the molecular makeup of tissue changes as it becomes cancerous, the Company's medical devices are able to detect a shift in the resulting native tissue fluorescence and Raman spectra allowing them to distinguish between normal or benign tissue and cancerous tissue. The Company also is developing optical imaging technology to non-invasively detect and characterize deeply embedded lesions such as breast, prostate and brain tumors using ultrafast time resolved methods.

Background

         On December 1, 1988 the Company acquired from Professor Robert R. Alfano all the outstanding stock of Laser Diagnostic Instruments, Inc. ("LDI"), which is presently a wholly-owned subsidiary of the Company. The principal asset of LDI was the ownership of all rights, title and interest in a patent application entitled "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence", which was subsequently granted as patent number 4,930,516 by the U.S. Patent and Trademark Office on June 5, 1990. The research and development activities of the Company are the subject of this patent and other patents subsequently applied for or granted to the Company, acquired by the Company or exclusively licensed to the Company. The Company has successfully conducted laboratory and other pre-clinical testing all of which continues to support the Company's belief that its proprietary native tissue fluorescence and Raman spectrum cancer detection technology ("its Technology"), when fully developed, will be useful in the screening and or diagnosis of cancer. Management believes that its Technology, if successfully developed, will have substantial commercial appeal due to its non-invasive character, its delivery of immediate, real-time results, its diagnostic sensitivity and its appeal to physicians who can generate additional office revenues that currently accrue to an off site pathology laboratory. On January 6, 1997, the Company received FDA approval of its Investigational Device Exemption to initiate phase II clinical trials with its CD Scan medical device for early stage detection of cancer. (See "Government Regulation (FDA Matters)" below).

Strategy

         The Company's strategy is to develop one or more products for the non-invasive or minimally-invasive diagnosis of specific types of cancer which it ultimately plans to market worldwide either directly for its own account or in various types of partnering or licensing arrangements with other firms. The United States will be the principal direct focus of the Company while international markets are expected to be addressed via partnering or licensing arrangements with other companies.

         The Company believes its Technology will have rather broad application utility in cancer diagnosis, however, each approved labeled indication is expected to require separate premarketing approval (a "PMA"), which will be both time-consuming and costly. The Company therefore plans to carefully select and prioritize its targeted diagnostic applications to insure the best possible payback on its product and clinical development investments.

         The Company has successfully conducted pre-clinical in vitro investigations with tissue removed from the upper aerodigestive tract, the cervix, the breast and the colon. A human clinical in vivo feasibility study was successfully completed for the upper aerodigestive tract and additional human clinical in vivo feasibility studies are scheduled for the breast and esophagus. Other possible application opportunities will be evaluated during 1997 and pre-clinical in vitro evaluations are expected to be undertaken for the more promising opportunities before moving on to human in vivo clinical studies.

The Products

         The Company has developed three prototype products that employ its Technology for cancer diagnosis. They include Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamp light to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiberoptic probe is attached to each of the Company's devices which is used to transmit the optical excitation signal and to receive the native fluorescent response. The CD instruments are believed to have a great deal of versatility and a broad range of potential alternative application depending on the preferred configuration of the fiberoptic probe. For example, the fiberoptic probe can be configured as a convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscope for assessment of the upper or lower GI tract, or the optical fiber can be inserted into a cytoscope for urinary tract exploration, or a colposcope for gynecological evaluation or a laparoscope for evaluation of internal organs, and even through a core biopsy needle, to optically assess breast tumors or for optical assessment of other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate.

         The CD Scan product prototype is oriented toward medical research. It is designed to provide optical scanning capability of a broad spectrum of optical wavelengths for evaluation of tissue. The Company uses the CD Scan whenever possible to help define the critical scanning and emission wavelengths for its two other prototype products. CD Ratiometer on the other hand is being designed as a simple, compact instrument with user friendly features and characteristics. It is designed to optically assess the scanned tissue only at pre-established optical wavelengths and report out essentially a yes, no or maybe result on a computer screen, instantaneously. CD Ratiometer with its anticipated assortment of probe designs is expected to be the preferred product for medical practitioners to use in the office or clinical setting. CD Map is a vision instrument that is being designed to optically assess an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either CD Scan or CD Ratiometer, it is expected to report out results similar to the CD Ratiometer but in pseudocolored graphics (a "map") on a computer screen distinguishing the normal areas from cancerous areas via color differentiation. CD Map, if it can be successfully developed, is expected to be especially useful in assisting cancer surgeons in defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents.

Research and Product Development

         The potential utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans was first discovered by Professor Robert R. Alfano, Distinguished Professor of Physics and Engineering at the City College of the City University of New York ("CUNY") in the early 1980's. Subsequent to acquisition by the Company of LDI from Dr. Alfano in 1988, the Company retained Dr. Alfano as a consultant to advise and assist the Company to develop its Technology. Shortly thereafter, the Company also developed a research agreement with the Research Foundation of CUNY to provide research and development services to the Company. In 1992, the Company, CUNY, and the Research Foundation of CUNY established the Mediphotonics Laboratory ("MPL") at the City College of New York which currently provides research and development services to the Company. (See "Research Arrangements with the City University of New York").

         The staff of the MPL, which is supervised by Dr. Alfano, developed the Company's current prototype CD devices. It has also conducted in vitro pre-clinical testing of various human tissue types such as breast, cervical, colon and the upper aerodigestive tract, to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about the native fluorescent characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the subsequently issued and pending patents for which the Company either owns outright or possesses a world wide exclusive license. The information gleaned from this work was also the source for a number of scientific papers published in peer-reviewed journals and for presentations made at scientific symposia. This in vitro pre clinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

Clinical Development

         The Company's CD products are designed primarily to be used directly on human patients in vivo. Part of the process of product development and FDA approval (see "Government Regulation (FDA Matters)") is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application ( labeled or intended use ). Because of the anticipated clinical utility of the Company's Technology and prototype CD products, the Company has been able to develop important collaborative relationships with some of the most highly regarded cancer research hospitals in the United States to assist it in the clinical evaluation of its prototype CD products. These institutions include Memorial Sloan-Kettering, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and Massachusetts General Hospital (Harvard Medical School) in Boston.

         The Phase I clinical feasibility study of the upper aerodigestive tract was carried out at Memorial Sloan-Kettering under the Principle Investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention. It was established in this study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its Technology. A phase II clinical study in the upper aerodigestive tract is scheduled to begin shortly.

         At least two other clinical studies are also scheduled to begin during 1997. One such clinical study is focused on diagnosis of breast cancer using the Company's second prototype product, CD Ratiometer. This clinical study will be conducted at Massachusetts General Hospital under the Principle Investigation of Daniel B. Kopans, M.D., Associate Professor of Radiology, Harvard Medical School and Section Head, Breast Imaging, Massachusetts General Hospital, to determine whether the Company's Technology can optically distinguish on a real-time basis between cancerous and benign breast tumors in vivo by passing a specially designed optical fiber, attached to the CD Ratiometer, through a core biopsy needle placed to within one millimeter of the tumor by stereotactic x-ray guidance. If the technique ultimately proves successful, it will offer the potential to further reduce the frequency of the highly-invasive practice of open surgical biopsy currently employed while providing additional valuable cancer staging information to the radiologist when the tumor is cancerous. The clinical feasibility study will be sponsored by the Company and will be partially funded by the United States Army Medical Research Acquisition Activity. If successful, this phase I clinical feasibility study should provide the basis for additional clinical investigation to establish the safety and effectiveness of CD Ratiometer in providing minimally-invasive, real time, in vivo diagnosis of breast tumors. The second, planned, phase I clinical feasibility study will be done at New York Hospital's Cornell Medical Center to assess the potential utility of the Company's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus. The clinical trial agreement was executed on April 24, 1997. Barrett's Esophagus is a malady that is thought to be a possible precursor to esophageal cancer in certain people. Barrett's patients are routinely monitored because of the heightened risk that a small proportion of them is predisposed toward the development of esophageal cancer. The current medical practice requires that multiple excisional biopsies be taken during regularly scheduled follow-up appointments (typically annually) to monitor the progression of the disease. The practice is painful, costly and probably unnecessary in the majority of the Barrett's suffering population but the current state of medical practice does not provide sufficient molecular information to distinguish between the high risk group and the lower risk group. It is hoped that endoscopic application of the Company's Technology will provide gastroenterologists with the ability to better assess the condition of Barrett's tissue in the esophagus without the need for the painful multiple excisional biopsies. It is also hoped that this additional molecular information will provide the ability to assess the relative risk of Barrett's patients toward the development of esophageal cancer allowing gastroenterologists to establish individual patient monitoring schedules appropriate to their relative level of perceived risk.

Business Development and Marketing

         More than 1,200,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society. It is estimated by Theta Corporation, a market research firm, that as many as 85 million people currently alive in the United States, nearly one third of the population, will develop cancer during their lifetimes. Cancer care and treatment is estimated to cost $104 billion annually, $35 billion of which is estimated to be the direct cost of the disease. Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is still critical for successful treatment for the majority of cancer types still remains true.

         Although several cancer screening techniques have been developed to provide early indication of various types of cancer in humans, such as, mammography for breast cancer, PAP tests for cervical cancer, PSA tests for prostate cancer and chest x-rays for lung cancer, excisional biopsy is still the "gold standard" for making a definitive cancer diagnosis and for cancer staging, i.e., determining the extent of the progression of the disease prior to mapping out the most appropriate course of therapy.

         The excisional biopsy, however, often requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determination. The process can sometimes expose the patient to unnecessary risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense. The Company's Technology is believed to offer the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of the excisional biopsy. The most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55, is open surgical biopsy (a specific type of excisional biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. About 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If the Company can successfully adapt its technology to diagnose and stage breast cancers, it believes it will save up to half the current cost, eliminate a significant amount of patient discomfort for those patients determined to have cancer and eliminate most of the trauma for the 70% to 80% of the patients who are found not to have cancer.

         The Company believes that its Technology and one or more of its prototype CD products will potentially be useful in diagnosis and staging for more than half of the various types of cancers. In addition to the pre-clinical and clinical evaluations currently on the docket or already completed, i.e., upper aerodigestive tract, breast and esophagus, the Company is in the process of creating a prioritized list of other potential applications that it will then evaluate on a pre-clinical basis and, if successful, it contemplates progressing to the clinical evaluation phase and on to the premarket approval ("PMA") application phase.

         The Company plans to develop certain of its CD products for diagnostic applications, (sometimes referred to as "labeled indications"), that it will ultimately market for its own account in the United States. In addition, the Company also plans to co-develop one or more of its prototype CD products for specific cancer diagnostic applications with one or more selected other companies. The Company has nurtured relationships with a small number of highly qualified other companies who have expressed interest in working with the Company to co-develop one or more of the Company's existing prototype products or possibly variations thereof in exchange for certain as yet undetermined rights to commercially exploit a finished approved product in the marketplace.

         The Company has in the past and continues presently to encourage these possible collaborations especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, if the Company is successful in fostering them, are expected to add value to the Company by stretching and leveraging the Company's financial resource base with development and licensing revenues that the Company can then use to help fund the development of its own products.

         The Company also believes that a market for its CD products will exist in the European Union and possibly in Asia. The Company contemplates making a concerted effort to identify one or more possible licensees to help develop its products or variations thereof for the key markets of the European Union during 1997. It will also make a preliminary investigation of the potential for utility of its products in Asia and if the findings are positive, will develop a strategy for exploiting its technology and products in that region as well.

Manufacturing

         The Company's prototype products have been assembled to date by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. The Company contemplates continuing with this approach until the quantity of devices projected to be required makes it appropriate and necessary to set up a contract manufacturer to assemble its products. Although additional design improvements will likely be required to refine the current prototype products for commercial use it is still believed that the key components will be available from one or more suppliers. The Company executed a lease agreement, dated January 19, 1997, with City College providing for 900 square feet of space as an "incubator" in which prototypes of the products will be designed and assembled by MPL staff working in concert with personnel from an engineering design firm engaged by the Company.

         The Company plans to outsource the manufacture and assembly of its medical device products to contract manufacturers when it is no longer feasible for the MPL to perform that service. The Company's contract manufacturer(s) will be selected from a list of highly qualified companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices ("GMP") in accordance with FDA guidelines. Pepco Manufacturing Company ("Pepco") of Somerdale, New Jersey, which is owned by John
M. Kennedy, an officer, director and a principal stockholder of the Company, has been granted a right of first refusal to manufacture the Company's products on terms and conditions no less favorable to the Company than those offered by other qualified manufacturers. It is believed that Pepco is currently or can become qualified to manufacture the Company's products. In the event of an opportunity for a business arrangement with a major marketing co-developer involving manufacture as well, Pepco has consented to relinquish its right of first refusal in the best interests of the Company.

Research Arrangements with the City University of New York

         In June 1992, the Company and the Research Foundation of CUNY established the MPL at the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") at the City College of New York. Dr. Robert Alfano, Distinguished Professor of Physics and Engineering at City College and the Director of the IUSL, is also responsible for supervising the operations of the MPL. The IUSL includes approximately 60 scientists of which about 20 hold Ph.D.'s, 9 hold various other graduate degrees and about 30 are graduate students from which the MPL draws its research talent and expertise. The Company provides a funding grant to the MPL annually in accordance with a budget of activities and expenditures negotiated between the Company, CCNY and the Research Foundation of CUNY. The arrangement is renewable annually and may be terminated without cause by either party upon 90 days notice prior to June first of each year. The Company agreed to grant funds amounting to $431,017 for the 1996/1997 budgetary year. In comparison, the Company provided funding of $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1995 respectively.

         The objective of the MPL is to research the use of light and ultrafast laser technology for cancer diagnosis and therapeutic purposes. The major projects of the MPL have been the development of the Company's prototype products, CD Scan, CD Ratiometer and CD Map, including the enhancement of fiberoptic attachments to enable the devices to be used with various types of endoscopes and core biopsy needles. The MPL has additionally conducted in vitro pre clinical evaluation of various tissues to determine the most appropriate excitation and emission wavelengths for use with the device for different types of human tissue and cancers, assembled the prototype CD products for use in vivo for human clinical trials and created the algorithms and computer software necessary for the accurate performance of the instruments.

         Prior to the current arrangement, the Company and the Research Foundation of CUNY on behalf of the City College of New York worked together under a Research Agreement pursuant to which the Company and the City College of New York jointly sponsored the research and development of a cancer detection apparatus using visible luminescence. The results of such research includes the development of the proprietary rights that are subjects of several of the Company's patents and the development of some of the Company's prototype products. The Research Agreement provided that all patent rights or any CD inventions conceived or discovered during its term vest in the Company, subject to a royalty payable to the Research Foundation of CUNY of 5% of the sales of products resulting from any of the inventions. Beginning in 1992 in concert with the formation of the MPL, new inventions and patentable discoveries were assigned to the Research Foundation of CUNY and the Company was (or will be) granted an exclusive worldwide license to exploit the inventions. The royalty rate was reduced to 3.5% of the sales of products resulting from patented inventions conceived or discovered subsequent to June 1, 1992. In the event the Company has not made any lawful sale of any products or sublicensed any patents at or above reasonable market price within five years from the date of patent application, the Company has agreed to negotiate a minimum royalty or return all rights with respect thereto to the Research Foundation of CUNY. The Research Foundation of CUNY owns all copyright and publication rights to the results of the research, subject to the Company's right to produce, translate and use all materials copyrighted by the Research Foundation of CUNY for the Company's own purposes on a royalty free, non-transferable and non-exclusive basis.

         In 1994, the Company became a consortium industrial partner in the CUNY Center for Advanced Technology in Ultrafast Photonic Materials and Applications (the "CAT"). The participation fee paid was $25,000. The Company's membership in the CAT has brought it into contact with other members of the New York State CAT consortium partners and has facilitated its participation in several SBIR and NIST proposals. On May 1, 1997, the Company confirmed its continuing commitment to the CAT at the same participation level of $25,000 per annum for 1996 and 1997.

Competition

         Cancer screening and diagnosis is a subject of intense current research and development activity. Medical practitioners, health care payors, other diagnostic medical device companies and patients are all searching for less invasive, lower cost and more effective ways for early stage diagnoses of cancer. The Company's native tissue fluorescence spectroscopy technology is an emerging field of medical diagnostics.

         Xillix Corporation, British Columbia, Canada, is the only competitor of which the Company is aware with a commercial light-based product. Xillix received premarket approval from the FDA in September 1996 for its LIFE-Lung Fluorescence Endoscopy System according to public disclosures made by the company. Xillix in association with Olympus of Japan has developed a laser induced fluorescence spectroscopy device for use with a Bronchoscope for early detection of lung cancer. Xillix and Olympus are also developing the LIFE-GI Fluorescence Endoscopy System for the gastrointestinal tract.

         LifeSpex, Inc, Houston, Texas, is also working in the field using laser induced fluorescence spectroscopy to develop an optical screening device for early detection of cervical cancer in vivo. LifeSpex has a relationship with the University of Texas and the MD Anderson Cancer Treatment Hospital that appears similar to the relationship that the Company has with the Research Foundation of CUNY.

         The Company is also aware of other technologies that may compete for cancer diagnostic business. In breast cancer diagnosis alone, there are at least three other technologies vying for clinical and commercial superiority. Advanced Technology Laboratories, Bothell, Washington, recently received FDA approval for the use of one of its ultrasound medical devices for diagnosis of certain breast lesions. Biofield, Roswell, Georgia, a development stage company, is researching and developing products that measure the cellular electrical charge distribution to detect epithelial cancers and is currently conducting clinical trials targeted to diagnose breast cancers using its new technology. Biopsys, Irvine, California, has developed and recently received FDA approval for a new core biopsy gun as an improvement to the original core needle for less invasive breast cancer biopsy.

         The main established competitor technology to both the Company and its existing and potential new technology competitors, however, is the traditional excisional biopsy. It is entrenched, trusted and effective. However, it suffers from many deficiencies that the Company's Technology and prototype CD products are designed to address. These deficiencies include, among others, [1] it is physically invasive, [2] there is generally a lapse of one or more days between taking the excisional sample and receiving the pathology results, [3] there is risk of human error in accurately reading the pathology slides and [4] there is risk of mislabeling or mishandling the samples as they are transferred from the physician's office to the external pathology laboratory. Excisional biopsy can also be extremely costly, especially if an operating room setting and general anesthesia is required, and the Company's patient recovery time is often prolonged due to the healing process related to the excisional biopsy.

         The Company believes its technology has certain advantages over that of other developers of fluorescence techniques described above. Broad band xenon lamp, not laser, is used as the excitation source. Laser energy, which is far more expensive, is not needed. More importantly, a laser can only interrogate tissue at a single wavelength. To improve both the Sensitivity and Specificity of the method it is necessary to use several wavelengths to derive information from several key fluorescent molecules. In the Company method, scans or ratios are taken both by holding the excitation wavelength constant with the emission wavelength as the variable and by reversing the constant and variable. With this technique, the Company believes its Technology is further advanced than its direct competitors' and that its proprietary rights are protected by its patents. However, the competition from both new firms offering potential new methods of cancer diagnosis and from established firms already in the business is expected to be intense. Many of the competing firms have greater resources than the Company including financial resources, more employees, larger research staffs and more experience in the cancer diagnosis field. There can be no assurances that the Company's Technology, even if successfully developed, will be commercially accepted in the marketplace.

Government Regulation  (FDA Matters)

         The FDA classifies medical devices into one of three classes, Class I, II or III. This classification is based on the controls deemed necessary by the FDA to reasonably ensure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls, such as labeling, adherence to GMP requirements and the "510-(k)" process of marketing pre-notification. Class II devices are those whose safety and effectiveness can reasonably be ensured through implementation of general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are those devices that must receive premarket approval ("PMA") to insure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed Class I or II device or to a Class III device first marketed prior to May 28, 1976 for which a PMA has not yet been requested by the FDA.

         The Company believes that clinical applications of its native tissue fluorescence spectroscopy devices (CD Scan, CD Ratiometer and CD Map) are Class III medical devices because they lack substantial equivalency to a legally marketed Class I or II device or a pre-1976 Class III device. Because of this classification, the Company does not qualify for the 510-(k) process (market pre-notification) of regulatory compliance but instead is obliged to submit a full PMA to the FDA for its careful review and, hopefully, approval. Laboratory versions of its native tissue fluorescence spectroscopy devices for non-clinical in vitro applications may face a less lengthy approval process.

         FDA review and approval of PMA Applications usually takes from 12 to 24 months after they are submitted and considered "complete" (meaning that they are sufficiently in compliance with filing requirements that the FDA will substantively review the application) but sometimes can take longer and on rare occasions can take less time. Additional delay often results from insufficient clinical data to satisfactorily prove safety and effectiveness for the proposed intended use of the device and it is not unusual for an applicant to be required to produce additional data to satisfy an objection raised by the FDA in its review process prior to granting a PMA.

         Although Management of the Company believes that its cancer diagnostic products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving its products for sale. Delays or unanticipated costs may be encountered by the Company in its efforts to secure governmental approvals or licenses, which could delay or possibly preclude the Company from marketing its CD products.

         To the extent the Company intends to market it CD products in foreign markets it will be subject to foreign governmental regulations with respect to the manufacture and sale of its medical device products. The Company cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Patents and Proprietary Rights

         The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 14 U.S. patents and has rights to exclusively license U.S. pending patents of which 24 are in the US and (1) is in Japan. There can be no assurance, however, that the pending patent applications will ultimately issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantage to the Company.

         The Company also relies on trade secrets and know how that it seeks to protect, in part, through the use of confidentiality agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and know how will not otherwise become known to or independently developed by competitors.

Third Party Reimbursement

         If the Company is successful in developing its cancer diagnostic Technology and one or more medical devices that are used by health care providers for diagnostic testing for which the providers may seek reimbursement from third-party payors, principally, in the United States, Medicare, Medicaid and private health insurance plans, and in many other countries, typically national government sponsored health and welfare plans, such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payors. Reduced governmental expenditures in the United States and in many other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what if any changes may be forthcoming in these policies and procedures, nor the effect of such changes on the Company's business potential.

Other Technologies and Other Applications

         The  Company,   in  addition  to  its  developments  in  native  tissue
fluorescence spectroscopy has also invented certain other potentially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. In 1994 the Company and the General Electric Company ("GE") acting on behalf of its Corporate Research and Development component signed a five year non-exclusive Collaborative Research Agreement to explore potential uses of the Company's optical imaging technology. (See "Subsequent Events" below).

         The objective of the collaboration is to develop optical mammography (and optical tomography) systems for clinical trials and eventual commercialization. Optical mammography, for example, is an extension and refinement of the technique of diaphanography that involves illuminating the breast with bright light in order to search for indication of pathology in the observed transillumination pattern. Strong scattering of light by tissues, however, severely deteriorates the image and limits the use of diaphanography as a screening procedure. So, a major thrust of the optical mammography research is to devise methods to eliminate the scattered light so that a precise image of the breast image may be formed. The aim of the proposed research is to evaluate and test the system components, source and detector geometries, grating methods for scattered light rejection, image acquisition, enhancement, and analysis hardware and algorithms, and methods for medical diagnosis of images so that design parameters for the optimal system may be specified.

         The impetus for developing a breast cancer screening system that uses optical radiation stems both from safety concerns as well as from a desire to overcome some of the limitations of the current "gold standard", the x-ray mammography. Because of the exposure to cumulative ionization radiation doses, the use of x-ray mammography as a routine screening tool is potentially hazardous. X-ray mammography cannot distinguish between malignant and cystic tumors in general. The ability of the method to detect small tumors is problematic, especially for dense young breasts. Optical mammography has demonstrated advantages in these respects. First, optical radiation is non-invasive and non-ionizing. Second, cystic lesions show up as regions of increased brightness, while malignant tumors appear as dark regions in transilluminated image, and, hence, may be distinguished. Third, there is particular promise for use with the younger age group because differential spectroscopic techniques will be incorporated that can emphasize diagnostic structures over the fibrous background.

Subsequent Events

         On April 21, 1997, the Company announced the contracting of a joint collaboration with GE and the Research Foundation of CUNY to develop proprietary imaging technology for medical purposes. The development and commercialization of non x-ray based optical mammography and optical tomography products with greater effectiveness, decreased side effects and improved cost efficiencies are the objective of this collaboration. The Research Foundation of CUNY's contractual commitment is anticipated to amount in excess of $3,800,000 over a five-year period. The Company's contribution to this joint collaborative effort is its patents in the field of optical imaging. (See Item 13, Exhibit 10.28, below).

         On June 3, 1997, the Company was issued U.S. Patent 5,625,402 "Technique for Determining Whether a Cell is Malignant as Opposed to Non-Malignant Using Extrinsic Fluorescence Spectroscopy". This invention relates to an automated system depicting the spatial distribution of cells within an area of a pap smear-type sample characterizing which of the cells are malignant.

         On June 16, 1997, the Company was issued Japanese Patent 4473/91 "Method and Apparatus for Distinguishing Cancerous Tissue from Benign Tumor Tissue, Benign Tissue or Normal Tissue Using Native Fluorescence". This patent expires January 18, 2011 and corresponds to the Company's U.S. Patent 5,131,398 which was issued on July 21, 1992.

         On June 15, 1996, the Company, Mallinckrodt Medical Inc., St. Louis, Missouri, and the Research Foundation of CUNY entered into a research agreement in the field of imaging and photophysics related to the use of contrast dyes. Inventions developed under this research agreement utilizing technology protected by patents owned or licensed to the Company will result in royalties to be negotiated in good faith by the respective parties on a sharing basis. (See Item 13, Exhibit 10.25, below.)

         The Company has also explored certain other non-medical potential applications of its technologies. A feasibility evaluation was successfully carried out using one of the Company's technologies to optically detect the cleanliness after washing and rinsing pharmaceutical processing vessels. The Company is currently discussing with the client the possibility of developing an instrument that can be used commercially to support the client's market leading position in pharmaceutical processing vessel cleaning system services.

Scientific/Medical Advisory Board

         The Company established a Scientific Advisory Board in January, 1993 under the chairmanship of Professor Robert R. Alfano to provide critical review and analysis of its research and product development programs in the area of photonics (lasers and optics) and to serve as a source of information on new product ideas, new technologies and current research activities. Its function served the Company well during the formative stages of its research. Currently, the Board consisting of Dr. Alfano and one other continuing member, is being expanded to include increased representation from the medical arts, including pathology, and will be staffed with medical specialists who are skilled in the medical fields of primary interest to the Company. The Company believes that it will be able to attract accomplished clinicians who will help guide it in clinical study design aimed at gaining regulatory approval for applications of the Company's diagnostic technology. They will also be called upon to advise the Company about priorities and unmet needs in their respective disciplines and in matters such a physician's habits and preferences that would bear on product design and configuration. (see Management)

Employees

         As of February 28, 1997, the Company had one full-time employee and several key retained consultants who dedicate a substantial portion of there time toward the affairs of the Company and the full-time equivalent of a number of scientists, most of whom hold Ph.D.'s. in physics or electrical engineering or lesser advanced degrees in similar disciplines from the MPL at the City College of New York (See "Research Arrangements with the City University of New York"). None of the employees, retained consultants or contract researchers is governed by any collective bargaining agreement and the relations between the Company and its employees, retained consultants and contract researchers is believed to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's headquarters are located at 1235 Folkestone Way, Cherry Hill, New Jersey, which is owned by Peter Katevatis, who is Chairman of the Company. Such offices are occupied in accordance with an oral arrangement with Mr. Katevatis pursuant to which the Company is required to pay its proportionate share of utilities and taxes. The New York Office is located at the leased "incubator" site at CCNY.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which may materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During its fiscal year ended February 28, 1997, no matters were submitted to a vote of the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED SHAREHOLDER MATTERS


         (a) Market Information. The Company's Common Stock is traded on the over-the-counter market under the symbol, "MDSC". The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by the National Association of Securities Dealers, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.


 Fiscal Period                          Common Stock
 -------------                          ------------
                                   High               Low
                                   Bid                Bid
                                   ---                ---
1997

1st Quarter       5/31/96        1 31/32            1 9/32
2nd Quarter       8/31/96        1 19/32              15/16
3rd Quarter       11/30/96       1                     5/8
4th Quarter       2/28/97        1                     1/2

1996

1st Quarter       5/31/95        0.5625             0.28125
2nd Quarter       8/31/95        1.9375             0.3125
3rd Quarter       11/31/95       2.00               0.6875
4th Quarter       2/29/96        1.9625             0.6875

         (b) Holders. The approximate number of holders of record of the Company's Common Stock and Series A Preferred Stock as of June 13, 1997 were 1,174 and 8 respectively.

         (c) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


Results of Operations

YEAR ENDED FEBRUARY 28, 1997 COMPARED TO
YEAR ENDED FEBRUARY 29, 1996


The Company had no revenues during its fiscal years ended February 28, 1997 (its "1997 fiscal year") and February 29, 1996 (its "1996 fiscal year"). The Company's primary focus was the development of its light-based technology.

General and administrative expenses increased approximately 70%, or $820,000, during its 1997 fiscal year as compared to its 1996 fiscal year. The principal reason for the increase was in April 1996 various directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's Common Stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded approximately $691,000 as additional compensation expense. An additional reason for the increase was in March 1996 the Company incurred a compensation charge in connection with the amendment of an employment agreement with a key officer, whereby annual compensation was fixed at $100,000 per year for a three year period. As a result, stock was issued to an officer as additional compensation for the amendment which increased compensation approximately $181,000 during the current year when compared to the prior year. The Company also increased its outside consulting approximating $119,000 for costs associated with its Food and Drug Administration applications.

The increases for the 1997 fiscal year were partially offset by decreases in other consulting fees, professional fees, salaries and license fee income credited against general and administrative expense of $32,000, $54,000, $50,000 and $25,000, respectively, when compared to the 1996 fiscal year.

The Company's product development expense increased approximately 80%, or $300,400, during the 1997 fiscal year when compared to the 1996 fiscal year. The Company conducts a number of R&D projects with the City College of CUNY. During the 1997 fiscal year the Company advanced or accrued approximately $384,000 to CUNY for reimbursement of development costs. In addition, increases were also attributable to research conducted at Sloan-Kettering Institute for cancer research and to patent application filings and fees.

The Company increased its advertising, travel and marketing expense approximately 34%, or $24,700, during its 1997 fiscal year as compared to its 1996 fiscal year. This reflects increased activity with prospective corporate business "partners" and increased fund-raising efforts.

Net interest income increased by approximately $53,000 in the 1997 fiscal year due to increased cash balances invested in money market funds, derived from a prior private placement.

Year Ended February 29, 1996 Compared to
Year Ended February 28, 1995

The Company had no revenues during its fiscal year ended February 28, 1995 (its "1995 fiscal year").

General and administrative expenses increased approximately 31%, or $277,000, during its 1996 fiscal year as compared to its 1995 fiscal year. The principal reasons for the increase were a compensation charge of approximately $309,000 in the form of restricted shares issued to an officer of the Company (See Note 8 of Consolidated Notes to Financial Statements) and an increase in professional fees and consulting fees in the amounts of $37,000 and $28,000 respectively. This was partially offset by the non-recurrence of a $92,000 charge for public relations and administrative costs in its 1995 fiscal year and the reduction of approximately $10,000 in automobile expenses.

The Company's product development expenses decreased approximately 14%, or $60,000, during the 1996 fiscal year when compared to the 1995 fiscal year. The Company reports its R&D expenses which includes compensation and cash out-of-pocket infusion of funds from grant support or corporate collaborators.

The Company increased its advertising, travel and marketing expense approximately 72%, or $31,000, during its 1996 fiscal year as compared to its 1995 fiscal year. This reflects increased activity with prospective corporate business "partners" and increased fund-raising efforts.

The improvement in net interest of approximately $52,000 to income of $9,042 in the 1996 fiscal year from a net expense of $43,679 in the 1995 fiscal year is due mainly to the non-recurrence of $50,548 in interest charges incurred in its bridge financing which was converted to equity. The private placement expense of $200,000 in its 1995 fiscal year was a non-recurring charge (See Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's working capital as of February 28, 1997 was $189,199 representing an increase of approximately $580,000 during the 1997 fiscal year. During its 1997 fiscal year, the Company successfully completed a private placement offering of 2,666,667 shares of its Common Stock for proceeds to the Company of approximately $2,000,000. The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

The ability of the Company to generate significant revenues from operations is largely dependent upon obtaining regulatory approval for the commercialization of its CD Technology. There can be no assurance as to whether or when the various requisite governmental approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan-Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotion arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding.

Management of the Company anticipates that substantial resources will be committed to a continuation of its research and development efforts and to finance government regulatory applications. While management believes that the Company will obtain sufficient funds to satisfy its liquidity and capital resource needs for the short term, no assurances can be given that additional funding, or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis. In the absence of the availability of financing on a timely basis, the Company may be forced to materially curtail or cease its operations. The Company's operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for its products; (iv) the amount of resources which the Company devotes to clinical evaluation and the establishment of marketing and sales capabilities; and (v) the Company's success in entering into, and cash flows derived from, co-promotion arrangements.

ITEM 7. FINANCIAL STATEMENTS








                   Mediscience Technology Corp. and Subsidiary


 Consolidated Financial Statements as of February 28, 1997 and February 29, 1996


                                  Together With


                    Report of Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mediscience Technology Corp.:


We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. (a New Jersey corporation) and subsidiary as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiary as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, has incurred significant losses from operations, has an accumulated deficit and requires substantial additional capital to fund its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                       ARTHUR ANDERSEN LLP


Roseland, New Jersey
April 25, 1997

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS -- FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                       ASSETS                                 1997              1996
                                                                         ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2) ..............................     $    678,397      $    110,161
   Other asset .....................................................           31,664                 0
                                                                         ------------      ------------

                Total current assets ...............................          710,061           110,161

EQUIPMENT, net of accumulated depreciation of $150,820 and
   $118,605 in 1997 and 1996, respectively (Note 2) ................           40,275            67,481

INTANGIBLES, net of amortization of $198,725 and $173,125
   in 1997 and 1996, respectively (Note 2) .........................          300,283           325,883
                                                                         ------------      ------------

                Total assets .......................................     $  1,050,619      $    503,525
                                                                         ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ................................................     $    101,313      $     16,785
   Accrued liabilities (Notes 3 and 4) .............................          419,549           483,752
                                                                         ------------      ------------

                Total current liabilities ..........................          520,862           500,537
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' EQUITY (Notes 2, 3, and 8):
   Preferred stock, $.01 par value; authorized 50,000 shares-
     Series A preferred stock; issued and outstanding 2,074 shares
       (preference on liquidation $20,740) .........................               21                21
   Common stock, $.01 par value; authorized 39,950,000 shares;
     issued and outstanding 34,691,952 and 28,474,455 shares in 1997
     and 1996, respectively ........................................          346,920           284,745
   Additional paid-in capital ......................................       17,430,196        14,275,896
   Common stock subscription receivable ............................                0           (18,750)
   Accumulated deficit .............................................      (17,247,380)      (14,538,924)
                                                                         ------------      ------------

                Total stockholders' equity .........................          529,757             2,988
                                                                         ------------      ------------

                Total liabilities and stockholders' equity .........     $  1,050,619      $    503,525
                                                                         ============      ============
                       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                        MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996

                                                   AND FEBRUARY 28, 1995




                                                     1997            1996              1995
                                                 -----------      -----------      -----------
NET SALES ..................................    $         0      $         0      $         0

COST OF SALES ..............................               0                0                0
                                                ------------     ------------     ------------

                Gross profit ...............               0                0                0
                                                ------------     ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSE
   (Notes 2, 3 and 4) ......................       1,997,422        1,177,006          899,905

PRODUCT DEVELOPMENT EXPENSE (Note 4) .......         675,178          374,781          434,859

ADVERTISING, TRAVEL AND MARKETING
   EXPENSE .................................          98,331           73,599           42,753
                                                ------------     ------------     ------------

                Total expenses .............       2,770,931        1,625,386        1,377,517
                                                ------------     ------------     ------------

OTHER EXPENSE (INCOME):
   Interest expense (income), net ..........         (62,475)          (9,042)          43,679
   Private placement expenses (Note 2) .....               0                0          200,000
                                                ------------     ------------     ------------

                Total other expense (income)         (62,475)          (9,042)         243,679
                                                ------------     ------------     ------------

                Net loss ...................    ($ 2,708,456)    ($ 1,616,344)    ($ 1,621,196)
                                                ============     ============     ============

NET LOSS PER COMMON SHARE (Note 6) .........     ($      .08)     ($      .06)     ($      .07)
                                                ============     ============     ============

                  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ( NOTE 8)

                      FOR THE YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                                     Preferred                    Common
                                                                       Stock                      Stock
                                                                     Number of      Preferred   Number of        Common
                                                                       Shares        Stock        Shares          Stock
                                                                       ------        -----        ------          -----
BALANCE, February 28, 1994                                              2,074          21      20,414,038        204,140

   Conversion of private placement bridge loan
         and interest into common stock, net of costs of $170,645           0           0       2,151,087         21,511
    Issuance of common stock for services rendered in
         connection with a private placement                                0           0         200,000          2,000
    Issuance of common stock for cash                                       0           0          40,000            400
    Issuance of common stock for legal and consulting
         services rendered                                                  0           0         147,500          1,475
    Issuance of common stock for services rendered in connection
         with a failed private placement                                    0           0         200,000          2,000
    Exercise of options and warrants for common stock                       0           0         388,000          3,880
    Net loss for the year ended February 28, 1995                           0           0                              0
                                                                        -----        ----      ----------     ----------

BALANCE, February 28, 1995                                              2,074        $ 21      23,540,625     $  235,406

    Issuance of common stock for cash                                       0           0       3,393,000         33,930
    Exercise of options and warrants for common stock                       0           0         323,750          3,238
    Issuance of common stock for legal and consulting
         services rendered                                                  0           0         392,500          3,925
    Stock issued to officer as additional compensation                      0           0         824,580          8,246
    Cash received in advance for stock issuance in March 1996               0           0               0              0
    Net loss for the year ended February 29, 1996                           0           0               0              0
                                                                        -----        ----      ----------     ----------

BALANCE, February 29, 1996                                              2,074         $21      28,474,455     $  284,745

    Collection of stock subscription receivable                             0           0               0              0
    Issuance of common stock for cash in connection with a
         private placement                                                  0           0       2,666,667         26,666
    Stock issued upon exercise of stock options at
         no cost                                                            0           0       2,843,166         28,432
    Stock issued to officer as additional compensation                      0           0         602,664          6,027
    Exercise of warrants for common stock                                   0           0         100,000          1,000
    Issuance of common stock for consulting services                        0           0           5,000             50
    Net loss for the year ended February 28, 1997                           0           0               0              0

                                                                        -----        ----      ----------     ----------
BALANCE, February 28, 1997                                              2,074         $21      34,691,952     $  346,920
                                                                        =====         ===      ==========     ==========

                                             MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                      FOR THE YEARS ENDED FEBRUARY 28 (29), 1997, 1996 AND 1995
                                                             (continued)


                                                                                               Common
                                                                               Additional       Stock
                                                                                Paid-in      Subscriptions     Accumulated
                                                                                Capital       Receivables        Deficit
                                                                                -------       -----------        -------
BALANCE, February 28, 1994                                                     11,345,254             0         (11,301,384)

   Conversion of private placement bridge loan
         and interest into common stock, net of costs of $170,645                 883,392             0                   0
    Issuance of common stock for services rendered in
         connection with a private placement                                       (2,000)            0                   0
    Issuance of common stock for cash                                               9,600             0                   0
    Issuance of common stock for legal and consulting
         services rendered                                                        146,025             0                   0
    Issuance of common stock for services rendered in connection
         with a failed private placement                                          198,000
    Exercise of options and warrants for common stock                             145,620             0                   0
    Net loss for the year ended February 28, 1995                                       0             0          (1,621,196)
                                                                              -----------      --------         -----------

BALANCE, February 28, 1995                                                     12,725,891             0         (12,922,580)

    Issuance of common stock for cash                                             839,320             0                   0
    Exercise of options and warrants for common stock                             113,638       (18,750)                  0
    Issuance of common stock for legal and consulting
         services rendered                                                        276,075             0                   0
    Stock issued to officer as additional compensation                            300,972             0                   0
    Cash received in advance for stock issuance in March 1996                      20,000             0                   0
    Net loss for the year ended February 29, 1996                                       0             0          (1,616,344)
                                                                              -----------      --------         -----------

BALANCE, February 29, 1996                                                    $14,275,896       (18,750)        (14,538,924)

    Collection of stock subscription receivable                                         0        18,750                   0
    Issuance of common stock for cash in connection with a
         private placement                                                      1,953,333             0                   0
    Stock issued upon exercise of stock options at
         no cost                                                                  662,360             0                   0
    Stock issued to officer as additional compensation                            484,657             0                   0
    Exercise of warrants for common stock                                          49,000             0                   0
    Issuance of common stock for legal consulting services                          4,950             0                   0
    Net loss for the year ended February 28, 1997                                       0             0        ($ 2,708,456)
                                                                              -----------      --------         -----------

BALANCE, February 28, 1997                                                    $17,430,196       $     0        ($17,247,380)
                                                                              ===========       =======        ============

                               The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996

                                          AND FEBRUARY 28, 1995

                                                              1997             1996             1995
                                                          -----------      -----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net loss .......................................     ($2,708,456)     ($1,616,344)     ($1,621,196)
                                                          -----------      -----------      -----------
     Adjustments to reconcile net loss to net
       cash used in operating activities-
         Depreciation and amortization ..............          57,815           59,122           57,567
         Stock issued for consulting services and
           interest .................................           5,000          280,000          398,048
         Stock issued upon exercise of
           stock options at no cost .................         690,792                0                0
         Stock issued to officer as additional
           compensation .............................         490,684          309,218                0
         Changes in assets and liabilities-
           Decrease in prepaid expenses .............               0                0           11,233
           (Increase) decrease in other assets ......         (31,664)           4,564           45,716
           Increase (decrease) in accounts payable ..          84,528           12,790          (11,308)
           (Decrease) increase in accrued liabilities         (64,203)          20,248          (19,616)
                                                          -----------      -----------      -----------

                Total adjustments ...................       1,252,952          685,912          481,640
                                                          -----------      -----------      -----------

                Net cash used in operating activities      (1,475,504)        (930,402)      (1,139,556)
                                                          -----------      -----------      -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of fixed assets .........................          (5,009)          (6,426)          (9,573)
                                                          -----------      -----------      -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Decrease in stock subscription receivable ......          18,750                0                0
     Proceeds from issuance of common stock, net of
       costs ........................................       2,029,999          991,376          159,500
     Proceeds from issuance of bridge financing .....               0                0          854,355
                                                          -----------      -----------      -----------

                                                            2,048,749          991,376        1,013,855
                                                          -----------      -----------      -----------

                Net increase (decrease) in cash .....         568,236           54,548         (135,274)

CASH AND CASH EQUIVALENTS, beginning of year ........         110,161           55,613          190,887
                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year ..............     $   678,397      $   110,161      $    55,613
                                                          ===========      ===========      ===========

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996

                                          AND FEBRUARY 28, 1995

                                              (continued)

                                                             1997           1996           1995
                                                          ----------     ----------     ----------
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Common stock was issued for the following-
         Legal and consulting services rendered           $    5,000     $  280,000     $  349,500
         To officer as additional compensation .             490,684        309,218              0
         Private placement bridge financing,
           net of costs ........................                   0              0        854,355
         Accrued liabilities, including interest                   0              0         50,548
                                                          ----------     ----------     ----------

                                                          $  458,184     $  589,218     $1,254,403
                                                          ==========     ==========     ==========






                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION OF THE COMPANY:

       The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiary, Laser Diagnostic Instruments, Inc. ("Laser") (collectively the "Company").

       The Company is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

       The Company is subject but not limited to a number of risks similar to those of other companies at this stage of development, including dependence on key individuals, the development of commercially usable products and processes, competition from substitute products or alternative processes, the impact of research and product development activity, competitors of the Company, many of whom have greater financial or other resources than those of the Company, uncertainties related to technological improvements and advances, the ability to obtain adequate additional financing necessary to fund continuing operations and product development and uncertainties of future profitability. The Company expects to incur substantial additional cost before beginning to generate income from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance. Although the Company was able to obtain additional financing in April 1996 (Note 8), substantial additional financing is needed by the Company.

       On April 21, 1997, the Company announced the contracting of a joint collaboration with General Electric Company (GE) and the Research Foundation of the City University of New York (CUNY) to develop proprietary imaging technology for medical purposes. The development and commercialization of non x-ray based optical mammography and optical tomography products with greater effectiveness, decreased side effects and improved cost efficiencies are the objective of this collaboration. The collaboration will focus on noninvasive methods to image subsurface tumors in the breast, brain, etc. CUNY, through a NSASA Institutional Research Award, through a Navy grant, and through the New York State HEAT program, anticipates more than $3,800,000 of funding over a five year period to support his collaboration. GE did not disclose the amount it intends to spend on the development and commercialization of the Company's proprietary technology.

       The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets, liabilities and commitments in the normal course of business. The Company has no revenues, incurred substantial net losses and has an accumulated deficit through February 28, 1997. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or the terms will be acceptable to the Company.

(2)  SIGNIFICANT ACCOUNTING POLICIES:

       Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents-

         Cash and cash equivalents includes cash held in banks and mutual funds and is stated at cost, which approximates market. For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

       Equipment-

         Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years.

       Long-Lived Assets-

         During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

       Intangibles-

         Intangibles include goodwill and patents. Goodwill represents the excess of the purchase price over the net assets acquired in the acquisition of Laser. Goodwill of $460,000 is being amortized over 20 years, using the straight-line method.

         Costs of patents are amortized over the life of the patent, generally fifteen years, using the straight-line method. Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will not be successful.

         The realization of the carrying value of these assets is dependent on the success of the Company's future operations.

       Private Placement Expenses-

         In fiscal 1995, the Company issued 200,000 shares of common stock to the President of the Company. The President had previously transferred 200,000 of his own shares to two individuals who assisted in a prior failed private placement offering. Accordingly, $200,000, which represents the approximate fair market value of such shares, has been recorded as an expense in the accompanying statement of operations. Expenses associated with successful private placements are netted against the proceeds of the respective private placements.

       Income Taxes-

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

       Accounting for Stock-Based Compensation-

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value-based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective for fiscal years beginning after December 15, 1995, entities electing to continue with accounting under APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting under SFAS 123 had been applied. The Company has elected the disclosure requirements of SFAS 123 and will continue to account for employee stock-based compensation under APB 25. The Company's proforma net loss and net loss per share did not materially differ from the amounts reported.

       Reclassifications-

         Certain   reclassifications  have  been  made  to  the  1996  financial statements to conform to the 1997 presentation.

(3)  RELATED PARTY TRANSACTIONS:

       In May 1992, the Company entered into a five year employment agreement with Peter Katevatis, then Chief Executive Officer, President and Stockholder of the Company. Pursuant to the terms of such agreement, Mr. Katevatis was to be paid $190,000 per year, plus annual increases based on the consumer price index. The employment agreement further provided for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors.

       In January 1996, the Company elected a new President and Chief Executive Officer, Herbert L. Hugill. Mr. Katevatis remains chairman and Treasurer of the Company. Accordingly, the employment agreement with Mr. Katevatis was amended effective March 1, 1996 providing for an annual salary of $100,000 per year for the next three years. In connection with this amendment, in March, 1996 the Company issued 552,664 restricted shares of the Company's common stock to Mr. Katevatis, which was recorded as additional compensation expense in fiscal 1997 of $453,184. All other provisions of the agreement remained the same.

       In January 1996, the Company entered into an employment agreement with Mr. Hugill. Pursuant to the terms of such agreement, Mr. Hugill was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock (Note 8), and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were canceled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July, 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. In addition, the Company issued 50,000 shares of common stock to Mr. Hugill upon his termination. The Company recorded $37,500 as compensation expense for the fair value of the shares issued.

       Legal services rendered by Mr. Katevatis amounted to $50,000 for each of the three years ended February 29, 1997. These amounts have been charged to operations.

(4)  ACCRUED LIABILITIES:

       Accrued liabilities consist of the following-

                                                          1997              1996
                                                        --------        --------
       Legal and professional fees ...............      $194,700        $ 77,000
       Research and development (see Note 7) .....       224,849         233,350
       Salaries and wages ........................             0         173,402
                                                        --------        --------

                                                        $419,549        $483,752
                                                        ========        ========

(5)  INCOME TAXES:

       The Company accounts for income taxes in accordance with SFAS 109. Under SFAS 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by currently enacted tax laws and rates. As of February 28, 1997, the Company has operating loss carryforwards of approximately $10,600,000 which may be used to reduce future income subject to income taxes and expire in various amounts from 1998 to 2012. As of February 28, 1997 and February 29, 1996, the Company had a deferred tax asset of $3,600,000 and $3,000,000, respectively, for which valuation allowances for the entire amounts were provided.

(6)  NET LOSS PER COMMON SHARE:

       Net loss per common share has been computed on the basis of the weighted average number of shares outstanding during each year. No consideration has been given to the potential exercise of stock options as the effect would be antidilutive. Shares used in the computation of net loss per common share were 33,908,028, 26,261,301 and 23,578,353 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for reporting periods ending after December 15, 1997. Assuming that SFAS 128 had been implemented, basic earnings per share would not have been materially different than the amounts presented for 1997 or 1996.

(7)  COMMITMENTS AND CONTINGENCIES:

       In April 1992, the Company entered into a five year consulting agreement (the "Agreement") with Dr. Robert R. Alfano, a principal shareholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of such Agreement, Dr. Alfano is to be paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. In August 1995, the contract was extended to March 2002. All other provisions of the agreement remained the same.

       The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York (CCNY) under a contract which is renewed annually. The Company has funded CCNY approximately $384,000, $220,000 and $295,000 for each of the twelve-month periods ending May 31, 1997, 1996 and 1995.

       On July 1, 1994, the Company entered into a Research Agreement with Sloan-Kettering Institute for Cancer Research and the Company has agreed to fund $100,000 towards such efforts. The Company funded $80,000 and $20,000 in fiscal 1996 and in fiscal 1995.

       In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales value of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid for the three year period ended February 28, 1997.

       In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid for the three year period ended February 28, 1997.

(8)  STOCKHOLDERS' EQUITY:

       Preferred Stock-

         The Company is authorized to issue 50,000 shares of Preferred Stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by shareholders. The Board of Directors has designated 2,074 shares of Preferred Stock as Series A Preferred Stock, all of which series is issued and outstanding as of February 28, 1997. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

         Holders of Series A Preferred Stock are entitled to a preference of $10 per share before any payment is made to holders of common stock in liquidation of the assets of the Company. Additionally, holders of Series A Preferred Stock have no redemption or dividend rights and vote only with respect to corporate matters affecting their respective rights, preferences or limitations, but do not vote for the election of directors or on general corporate matters.

       Common Stock Compensation Award-

         In December 1995, the Board approved the issuance of 824,580 restricted shares of the Company's common stock to Mr. Katevatis for past performance and services rendered to the Company. The restricted shares were recorded based on their deemed fair market value and accordingly, the Company recorded a compensation charge of $309,218 in the accompanying consolidated statement of operations.

       Private Placement Offering-

         During fiscal 1996, the Company closed on a private placement offering ("Offering") with Allen & Company ("Allen"), whereby Allen purchased 2,000,000 restricted shares of the Company's common stock at $.25 per share. In connection with the Offering, Allen received warrants to purchase 975,000 shares of the Company's common stock and another individual, instrumental to the Offering, received warrants to purchase 50,000 shares of the Company's common stock. The warrants are fully vested and are exercisable at $1.00 per share.

         In addition, during fiscal 1996 the Company also sold 1,393,000 shares of common stock for aggregate proceeds of $373,250.

         During fiscal 1997, the Company successfully completed a private placement offering (the "97 Offering") of 2,666,667 shares of its common stock for proceeds to the Company of approximately $2,000,000. In connection with the 97 Offering, the Company issued warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants are exercisable, at the option of the holder, at any time through March 27, 2003.

       Convertible Bridge Notes-

         During fiscal 1995, the Company privately sold units, each consisting of a promissory note, bearing interest at 10% per annum and convertible into common stock of the Company at $.50 per share under certain conditions, as defined, and a warrant to purchase shares of common stock of the Company at $.50 per share. Total cash proceeds from the private placement financing were $1,025,000. The warrants are exercisable for two years from the date of issuance. On January 3, 1995 the promissory notes were converted, including interest of $50,548, into common stock at $.50 per share, and as a result stockholders' equity was increased by $904,903, net of transaction costs of $170,645. In addition, 200,000 shares of common stock were issued to an individual who assisted in the private placement.

       Common Stock Issued for Service-

         During fiscal 1997 and 1996, respectively, the Company issued 5,000 and 392,500 shares, respectively, of restricted common stock for various legal and consulting services provided to the Company. The number of shares issued were determined based on the fair market value of the services provided.

       Stock Options-

         Prior to fiscal 1996, all stock options were issued at the discretion of management. In fiscal 1996, the Company adopted the 1996 incentive stock option plan (the "Plan") which provides for granting of incentive stock options ("ISO's") to employees. Options vest over a period of time as determined by the Board of Directors upon the granting of such options, except that no option shall be exercisable in whole or in part prior to the first anniversary of the date of granting of such option. Options are exercisable 10 years from the grant date. The exercise price of ISO's granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISO's granted to more than 10% stockholders).

         In April 1996, Messrs. Katevatis, Kouvatis, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded $690,792 as additional compensation expense.

         Stock option activity during the three year period ended February 28, 1997, was as follows-

                                                                          Weighted
                                                                           Average
                                                        Exercise          Exercise
                                          Shares        Price Range         Price
                                        ----------      --------------     --------
Outstanding, February 28, 1994 ....      4,003,748      $0.25-$2.00        $   0.33

Granted ...........................        145,000      $1.00-$2.00        $   1.14
Exercised .........................       (238,000)     $   0.25           $   0.25
                                        ----------      --------------     --------

Outstanding, February 28, 1995 ....      3,910,748      $0.25-$2.00        $   0.36

Granted ...........................        200,000      $    1.00          $   1.00
Exercised .........................       (180,000)     $    0.25          $   0.25
                                        ----------      --------------     --------

Outstanding, February 29, 1996 ....      3,930,748      $0.25-$2.00        $   0.40

Exercised .........................     (2,843,166)     $    0.25          $   0.25
Canceled ..........................       (652,582)     $0.25-$1.00        $   0.48
                                        ----------      --------------     --------

Outstanding, February 28, 1997 ....        435,000      $1.00-$2.00        $   1.25
                                        ==========      ==============     ========

         Options granted in fiscal 1995 were granted for consulting services rendered.

       Stock Warrants-

         Stock warrant activity during the three year period ended February 28, 1997, was as follows-

                                                   Shares            Exercise
                                                  Available         Price Range
                                                 ----------         ------------
Outstanding February 28, 1994 ...........           235,912         $.53-$1.20

Granted .................................           306,250         $.50-$ .60
Exercised ...............................          (150,000)        $   .60
                                                 ----------         ------------

Outstanding, February 28, 1995 ..........           392,162         $.50-$1.20

Granted .................................         1,025,000
Exercised ...............................          (143,750)        $   .50
                                                 ----------         ------------

Outstanding February 29, 1996 ...........         1,273,412         $.50-$1.20

Granted .................................           873,220         $  1.00
Exercised ...............................          (100,000)        $   .50
                                                 ----------         ------------

Outstanding February 28, 1997 ...........         2,046,632         $.50-$1.20
                                                 ==========         ============

         In connection with the private placement offerings described above, the Company granted warrants to purchase 400,000, 1,025,000 and 256,250 shares of common stock in 1997, 1996 and 1995, respectively. Additionally, a warrant was issued for 50,000 shares of common stock in exchange for legal services provided in 1995. In 1997, the Company granted warrants to purchase 473,200 shares of common stock to Mr. Hugill at an exercise price of $1.00 (Note 3).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

         The directors, executive officers and significant employees of the Company are:

Name                               Age           Position
----                               ---           --------

Peter Katevatis                    63            Chairman of the Board, Chief
                                                 Executive Officer and Treasurer

John M. Kennedy                    60            Vice President and Secretary

William Armstrong                  80            Director

Matthew Culligan                   78            Director

Herbert L. Hugill                  49            Director

Michael N. Kouvatas                70            Director

Ronald W. Krumm                    58            Director

John P. Matheu                     75            Director

Robert C. Miller                   31            Director

Clarence Z. Wurts                  56            Director

          Directors-hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

         Peter Katevatis has served as Chairman of the Board of Directors since 1993. He served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill and served as a director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected as Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, Pennsylvania and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. He also served as a Managing Partner of Penn National Leasing and was a principal shareholder of Penn National Leasing, Inc. an equipment leasing company located in Cherry Hill, New Jersey. Mr. Katevatis is currently a trustee of the New Jersey State's Police and Firemen's Retirement Pension Fund and served as a member of the New Jersey Investment Council from 1990 until December, 1992. He is also a member of the American Arbitration Association and a member of the National District Attorney's Association.

         John M. Kennedy currently serves as Vice President and Secretary of the Company, as well as being a director of the Company since 1982. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as Secretary since 1986. Mr. Kennedy is Chairman of the Board, Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry located in Somerdale, New Jersey. Mr. Kennedy also serves as commissioner of the Delaware River Port Authority. Mr. Kennedy was a director of First Peoples Bank of New Jersey from 1979 and served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples.

         William W. Armstrong has served as a Director of the Company since 1978. He has been in retirement since 1982 following a 36 year career as a research scientist for Pfizer Inc, a world wide health care, personal care and specialty chemicals manufacturer headquartered in New York City. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer concerning programs involved with disperse systems and complex liquids, his field of expertise. He has been awarded 14 patents concerned in general with therapeutic agent dosage delivery systems.

         Matthew Culligan has served as a Director of the Company since March, 1990. Since 1988, Mr. Culligan has served as Chairman and Chief Executive Officer of Culligan/Kahn Associates, a broadcast production company located in New York, New York. Mr. Culligan, in 1984, founded Environmental Monitor, a non-profit organization dedicated to providing a computerized service of environmental conditions, and currently serves as its Chairman. Mr. Culligan has, at various times during his career, served as President of the NBC Radio Network; Executive Vice President of NBC Television; Chairman of the Mutual Broadcasting Company; and as Chairman and President of Curtis Publishing Inc., the publisher of, among other periodicals, Saturday Evening Post, Ladies Home Journal and Holiday. Mr. Culligan has also been the author of twelve published books and was the creator of two television shows.

         Herbert L. Hugill was elected a Director of the Company in January 1996 and served as President and Chief Executive Officer until January 1997. He was President of R.P. Scherer North America, a Division of R.P. Scherer Corporation from December 1991 through October 1995 and Vice President, Sales and Marketing from June 1989 to December 1991. From January 1987 to June 1989 he was Director of Corporate Development of R.P. Scherer Corporation.

         Michael N. Kouvatas has served as a Director of the Company since 1971. For more than the past five years, Mr. Kouvatas has been an attorney with offices in Haddonfield, New Jersey.

         Ronald W. Krumm has served as a Director of the Company since March, 1990. From January, 1989 through May, 1990, Mr. Krumm served as Executive Vice President of Polar Molecular Corporation, a producer of gasoline fuel additives located in Saginaw, Michigan. Prior thereto, until his retirement after 31 years service, Mr. Krumm was employed in various marketing and technical capacities by Pfizer Inc. From 1983 to 1988 he was Senior Marketing Manager responsible for new business development for Pfizer Specialty Chemicals.

         John P. Matheu has served as a Director of the Company since July 23, 1996. Mr. Matheu is currently general partner and co-founder of MATCO & Associates, a firm specializing in providing management consulting services to decision makers in biopharmaceutical, medical device and health care firms. Previously, he was employed by Pfizer Inc during which time he held a wide range of management positions primarily in distribution, marketing and sales. As Vice President, he established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories' 800 person field sales force, its hospital marketing group and its training department. he left Pfizer Inc in 1984 and founded Matheu Associates, a management consulting firm.

         Robert C. Miller has served as a Director of the Company since May 30, 1996. Mr. Miller is a Vice President and Director of the investment banking firm of Allen & Company Incorporated and has been associated with the firm since June 1986. Mr. Miller is a director of Envirogen, Inc., a public environmental company, Audits & Survey's Worldwide, Inc., a public medical device company, as well as a director of several privately-held companies in which Allen & Company Incorporated has an investment.

         Clarence Z. Wurts has served as a Director of the Company since July 23, 1996. Mr. Wurts is founder, President and CEO of Philadelphia Investors, Ltd., a full service regional investment bank. Previously, he was President and Director of Edward C. Rorer & Co., Inc. and Partner of Alex Brown & Sons.

         There are no family relationships among directors and, to the knowledge of the Company, there have been no legal proceedings or judgments during the past five years which would be material to the evaluation of the ability and integrity of any director.

Scientific Advisory Board

         The Scientific Advisory Board's Chairman is Dr. Robert R. Alfano. Dr. Alfano is Distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology and a principal stockholder of the Company. He supervises the research and development of the Company's cancer diagnostic technology and is principal investigator at CCNY. Since 1972, he has been affiliated with the Physics Department of CCNY. He presently directs the Institute for Ultrafast Spectroscopy and Lasers and the Photonics Engineering Laboratories at City College. From 1964 to 1972, he was a member of the technical staff of General Telephone & Electronics Laboratories. Dr. Alfano received an Alfred P. Sloan Fellowship Research Corporation Award and was made a Fellow of the American Physical Society in 1976. In 1983, he received the Outstanding Italian-American Award for Science. In May, 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultrafast phenomena. He has been a consultant to several major corporations including GTE, Clairol, Phillips Dental and Hamamatsu Photonics. Dr. Alfano is on the advisory board of Photonics Spectra Magazine. He is a reviewer for prestigious professional journals in the fields of physics, optics, photobiology, photochemistry and biophysics. He received his B.S. and M S. degrees in Physics from Fairleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D. in Physics from New York University in 1972.

         Stimson P. Schantz, M.D., is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and, in such capacity, oversees the pilot study of tissue autofluorescence pursuant to such agreement. Between 1984 and 1991, Dr Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March, 1988 and an NCI contract to study cancer biomarkers awarded in November 1995. Dr. Schantz serves as a reviewer and editor of a number of professional medical publications and is the author of numerous papers, articles, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M D from the University of Cincinnati in 1975.

         Each member of the Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares of the Company's Common Stock at a price of $2.00 per share.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation paid or accrued to the executive officers of the Company for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

Name and Principal        Year Ended                            Other Annual
Position                 Feb. 29 (28)          Salary           Compensation
--------                 ------------          ------           ------------
Peter Katevatis             1997             $100,000 (1)        $523,231 (2)
Chairman and
Chief Executive             1996             $208,578 (1)        $ 64,176 (2)
Officer
                            1995             $199,500 (1)        $ 77,383 (2)

         (1) See Note 3 Of Notes to Consolidated Financial Statements.

         (2) Includes payment to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ended February 28, 1997, February 29, 1996 and 1995 ("fiscal years, 1997, 1996 and 1995" respectively), and fringe benefits under his employment agreement for automobile expenses of $12,721, automobile insurance of $2,856 and health insurance of $4,470 paid during fiscal year 1997; for automobile expenses of $4,928, automobile and insurance of $2,155 and health insurance of $7,093 paid during fiscal year 1996; for automobile expenses of $17,489, automobile insurance of $2,575 and health insurance of $7,319 paid during fiscal year 1995. Fiscal year 1997 also includes $453,184 of stock compensation expense. See Note 3 to Notes to Consolidated Statements.

Option Exercises and Holdings

          In April 1996, Messrs. Katevatis, Kouvatis, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded $690,792 as additional compensation expense.

         The following table provides information regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Company's executive officers at February 28, 1997 (See Note 8 of Notes to Consolidated Financial Statements). In addition, the following table sets forth the values for "in-the-money" options, which represent the positive spread between the exercise price of the existing options and $.50, which was the closing price for the Company's Common Stock in the over-the-counter market on February 28, 1997.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

   Number of Shares Underlying                    Value of Unexercised
     Unexercised Options at                     In-the-Money Options at
            Year End                                    Year End
  ------------------------------              ------------------------------
  Exercisable      Unexercisable              Exercisable      Unexercisable
     - 0 -             - 0 -                     - 0 -              - 0 -

         The Company does not have any other contingent forms of compensation for officers and directors, including any pension, retirement, stock bonus or other compensation plan. No compensation has been paid to any individual for services rendered as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth certain information at June 13, 1997 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director, and (iii) the ownership of the Company's Common Stock by all executive officers and directors of the Company as a Group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:

                                                   Amount of
Name and Address                            Beneficial Ownership                Percentage of Class
----------------                            --------------------                -------------------
Peter Katevatis
P.O. Box 598, Woodcrest
Cherry Hill, NJ 08003                            4,725,595 (1)(2)(3)(4)(5)(12)        13.67 %

John M. Kennedy
c/o Pepco Manufacturing Co.
100 East Evergreen Avenue
Somerdale, NJ 08083                              2,677,933 (5)(6)(12)                  7.75

William W. Armstrong
P.O. Box 607
Tupper Lake, NY 12986                              355,200 (5)(7)(12)                  1.03

Michael Kouvatas
27 Kings Highway East
Haddonfield, NJ 08033                              684,666 (5)(8)(12)                  1.98

Ronald W. Krumm
49 Willow Place
Albertson, NY 11507                                274,166 (9)(12)                     0.89

Matthew J. Culligan
410 East 65 Street
New York, NY 10021                                  20,000 (10)                        0.06

Herbert L. Hugill
160 Turtle Creek Circle
Oldsmar, FL 34677                                    - 0 - (15)                        0.00

Robert C. Miller
c/o Allen & Company, Incorporated
711 Fifth Avenue
New York, NY 10022                                   - 0 - (14)                        0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                               1,414,000 (11)                        4.10

All directors and officers
as a group (8 persons)                           8,770,894 (13)                       25.38

(1) Includes the issuance of a net of 398,167 restricted shares acquired by Mr. Katevatis pursuant to the exercise of stock options described in footnotes (5) and (12) below.

(2) Includes 824,500 restricted shares issued for past performance and services rendered to the Company. See Note 8 of Notes to Consolidated Financial Statements.

(3) Includes 552,664 restricted shares issued in consideration for contractual reduction in salary described in Note 3 of Notes to Consolidated Financial Statements.

(4) Excludes 50,000 shares owned by Mr. Katevatis' daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership.

(5) On December 13, 1985, the Company granted stock options at an exercise price of $0.25 per share to the following Officers and Directors in exchange for cancellation of certain of the Company's accrued indebtedness to such persons, portions of which were assigned as follows: Mr. Katevatis received options to purchase 4,400,000 shares (2,200,000 of which were assigned by Mr. Katevatis to Mr. Kennedy); Winston Frost, a former director, received options to purchase 476,000 shares, 238,000 of which were assigned by Mr. Frost to Mr. Armstrong; and Mr. Kouvatas received options to purchase 560,000 shares.

(6) Includes the issuance of a net of 1,833,333 restricted shares acquired by Mr. Kennedy pursuant to the exercise of stock options described in footnotes (5) and (12). Also included are 100,000 shares registered in the name of Mr. Kennedy's wife.

(7) Includes the issuance of a net of 65,000 restricted shares acquired by Mr. Armstrong pursuant to the exercise of stock options described in footnotes (5) and (12). Also included are 6,000 shares registered in the name of Mr. Armstrong's wife.

(8) Includes the issuance of a net of 466,666 restricted shares acquired by Mr. Kouvatas pursuant to the exercise of stock options described in footnotes (5) and (12). Also included are; 114,000 shares owned by Mr. Kouvatas' wife; 6,000 shares for which Mr. Kouvatas is custodian for three (3) of his children and 36,000 shares for which Mr. Kouvatas' daughter is custodian for her two children under the New Jersey Uniform Gift to Minors Act; and 30,000 shares registered in the names of each his children.

(9) Includes the issuance of a net of 166,666 shares acquired by Mr. Krumm pursuant to the exercise of stock options on May 1, 1997; also includes 6,000 shares registered in the name of his wife's IRA.

(10) Includes 20,000 shares which may be acquired by Mr. Culligan at $2.00 per share pursuant to immediately exercisable stock options.

(11) Includes 44,000 shares owned by Dr. Alfano's daughter and 44,000 shares held by Dr. Alfano's wife in trust for their minor son.

(12) In April 1996, Messrs. Katevatis, Kouvatis, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded $690,792 as additional compensation expense.

(13) Includes the shares described in notes (1), (6), (7), (8), (9) and (10) above.

(14) Excludes 3,084,200 shares beneficially owned by Allen & Company, Incorporated, as reflected in Amendment No. 3 to their Schedule 13G filed February 14, 1997. Mr. Miller is a vice president and a director of Allen & Company, Incorporated.

(15)  See Note 3 of Notes to Consolidated Financial Statements.

         The foregoing table does not include options granted to former placement agents of the Company's securities to purchase 111,912 shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended February 28, 1989, the Company ratified and confirmed a prior letter agreement granting Pepco Manufacturing Co. a right of first refusal for any and all manufacturing either for or through the Company for a ten year period ending October 29, 1997. The terms and provisions of such arrangements will be at least as favorable to the company as would otherwise be available from unaffiliated third parties. The Chairman of the Board of Pepco Manufacturing Co. is John M. Kennedy, who serves as an officer and director of the Company. In the event of an opportunity for a business arrangement with a major marketing co-developer involving manufacture as well, Pepco has consented to relinquish its right of first refusal in the best interests of the Company.

         On December 1, 1988, the Company acquired from Dr. Robert Alfano, a principal stockholder of the Company and Chairman of the Company's Scientific Advisory Board, all of the issued and outstanding stock of Laser Diagnostic Investments, Inc. (previously defined as "LDI") in exchange for 1,500,000 shares of the Company's Common Stock. Additionally, LDI is under an obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in patent number 4,930,516 to Michelle Alfano, Dr. Alfano's daughter. In April, 1992 the Company entered into a five (5) year Consulting Agreement with Dr. Alfano. By letter Agreement, dated August 5, 1995, the Company extended his Employment Agreement to March 5, 2002 under the same terms and conditions. Pursuant to the terms of such Consulting Agreement, Dr. Alfano is to be paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business. The Consulting Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas applied to the key executives of the Company.

         During the fiscal year ended February 28, 1997, Mr. Katevatis was paid $50,000 for legal services rendered and $20,047.

ITEM 13. EXHIBITS, LISTS AND & REPORTS ON FORM 8-K

         (9) Exhibits.

10.01 Employment Agreement dated May 1, 1992 between the Registrant and Peter Katevatis. (1)

10.02 Consulting Agreement dated April 21, 1992 between the Registrant and Dr. Robert R. Alfano. (2)

10.03 Extension Agreement between the Registrant and City College of the City of New York. (3)

10.04 Research Proposal to Registrant submitted jointly by the City College of the City University of New York and the Research Foundation of the City University of New York. (4)

10.07 Agreement, dated December 1, 1988, by and among the Registrant, Laser Diagnostics, Inc. and Robert Alfano, as amended and modified on October 24, 1988. (7)

10.08 Research Agreement between The Research Foundation of the City University of New York and the Registrant dated as of June 1, 1992. (8)

10.09 Clinical Trial Agreement between Memorial Hospital for Cancer and Allied Diseases and the Registrant dated as of June 1, 1992. (9)

10.10 License Agreement between Virginia Commonwealth University and the Registrant. (10)

10.11 Letter Agreement between Memorial Hospital for Cancer and Allied Diseases and the Registrant dated March 30, 1993 amending Clinical Trial Agreement dated June 1, 1992. (11)

10.12 Amendment No. 3 to Agreement between the Registrant and City College of the City University of New York.

10.13 Research Agreement effective July 1, 1994 between the Registrant and Sloan- Kettering Institute for Cancer Research. (12)

10.14 License Agreement between Yale University and the Registrant dated May 4, 1993.

10.15 License Agreement between Yale University and the Registrant dated November 30, 1993.

10.16 Research Agreement effective July 1, 1994 between the Registrant and the Trustees of Columbia University in the City of New York. (13)

10.17 Research Agreement effective July 1, 1994 between the Registrant and the Free University, Amsterdam, N.V. (14)

10.18 Microbial Detection protocol dated August 15, 1994 between and the Registrant and Merck & Co. (15)

10.19 Collaborative Research Agreement effective September 23, 1994 between the Registrant and General Electric Company. (16)

10.20 SBIR Grant Award effective September 30, 1994 between the Registrant and the National Institutes of Health. (17)

10.21 Award / Contract effective September 30, 1994 between the Registrant and the U.S. Army Medical Research Acquisition Activity. (18)

10.22 Clinical Trial Agreement effective December 1, 1994 between the Registrant and the General Hospital Corporation, d.b.a. Massachusetts General Hospital.
(19)

10.23 Investment Banking Agreement effective August 8, 1995 between the Registrant and Allen & Company Incorporated. (20)

10.24 Employment Agreement effective January 18, 1996 between the Registrant and
H. L. Hugill. (21)

10.25 Collaborative Research Agreement effective June 15, 1996 between the Registrant, Mallinckrodt Medical Inc. and the Research Foundation of the City University of New York. (22)

10.26 Investigational Device Exemption granted January 3, 1997 by the U.S. Food and Drug Administration. (23)

10.27 Employment Agreement Extension effective January 17, 1997 between the Registrant and H. L. Hugill. (24)

10.28 Research Agreement effective April 21, 1997 among the Registrant, General Electric Company and the Research Foundation of the City University of New York
(25).


(1) Filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

(2) Filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

(3) Filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

(4) Filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 and incorporated by reference thereto.

(5) Filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 filed on July 5, 1991 and incorporated herein by reference thereto.

(6) Filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1987 and incorporated by reference thereto.

(7) Filed as Exhibit 10.5 to Registrant's Registration Statement on Form S-1 filed on July 5, 1991 and incorporated herein by reference thereto.

(8) Filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-1 filed on August 24, 1992 and incorporated herein by reference thereto.

(9) Filed as Exhibit 10.9 to Registrant's Registration Statement on Form S-1 filed on August 24, 1992 and incorporated herein by reference thereto.

(10) Filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

(11) Filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.

(12) Filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(13) Filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(14) Filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(15) Filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(16) Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(17) Filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(18) Filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(19) Filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

(20) Filed as Exhibit A to Registrant's Current Report on Form 8-K dated September 23, 1995.

(21) Filed as Exhibit A to Registrant's Current Report on Form 8-K dated April 23, 1996.

(22) Filed as Exhibit A to Registrant's Current Report on Form 8-K dated June 15, 1996.

(23) Filed as Exhibit A to Registrant's Current Report on Form 8-K dated January 6, 1997.

(24) Filed as Exhibit A to Registrant's Current Report on Form 8-K dated January 28, 1997.

(25) Filed as Exhibit A to Registrant's Current Report on Form 8-K dated April 21, 1997.

         (b)      Reports on Form 8-K

                  See Exhibit 10.25

                  Collaborative Research Agreement effective June 15, 1996 between the Registrant, Mallinckrodt Medical Inc. and the Research Foundation of the City University of New York. (22)

                  See Exhibit 10.26

                  Investigational Device Exemption granted January 6, 1997 by the U.S. Food and Drug Administration. (23)

                  See Exhibit 10.27

                  Employment Agreement Extension effective January 17, 1997 between the Registrant and H. L. Hugill. (24)

                  See Exhibit 10.28

                  Research Agreement effective April 21, 1997 with General Electric Company and the Research Foundation of the City University of New York. (25)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MEDISCIENCE TECHNOLOGY CORP.



Date:  June 27, 1997                           By:  /s/Peter Katevatis
                                                    ------------------
                                                    Peter Katevatis
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                        POWER OF ATTORNEY AND SIGNATURES

         We, the undersigned officers and directors of Mediscience Technology Corp., hereby severally constitute and appoint Peter Katevatis, our true and lawful attorney, with full power to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-KSB, and generally to do all things in our names and on our behalf in such capacities to enable Mediscience Technology Corp., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                          Title                      Date
     ---------                          -----                      ----
/s/Peter Katevatis
------------------
Peter Katevatis, Esq.              Chairman of the Board      June  27, 1997
                                   Principal Executive and
                                   Financial Officer

/s/William Armstrong
--------------------
William Armstrong                  Director                   June  27, 1997

/s/Matthew J. Culligan
----------------------
Matthew J. Culligan                Director                   June  27, 1997

/s/Herbert L. Hugill
--------------------
Herbert L. Hugill                  Director                   June  27, 1997

/s/John M. Kennedy
------------------
John M. Kennedy                    Director                   June  27, 1997
                                   Principal Accounting
                                   Officer

/s/Michael N. Kouvatas
----------------------
Michael N. Kouvatas, Esq.          Director                   June  27, 1997

/s/Ronald W. Krumm
------------------
Ronald W. Krumm                    Director                   June  27, 1997

John P. Matheu
-----------------
John P. Matheu                     Director                   June  27, 1997

Robert C. Miller
-------------------
Robert C. Miller                   Director                   June  27, 1997

Clarence Z. Wurts
--------------------
Clarence Z. Wurts                  Director                   June  27, 1997