Form 10QSB
period 1997-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 1997-07-03
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended May 31, 1997                    Commission File Number  0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1997.

    Title of Class                        Number of Shares Outstanding
    --------------                        ----------------------------

Common Stock, par value
$.01, per share                                    34,933,618

Preferred Stock, par value                              2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 1997


                                      INDEX



PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at May 31, 1997 (Unaudited) and February 28, 1997

                      Statement of Operations for the Quarter ended May 31, 1997 (Unaudited) and May 31, 1996 (Unaudited)

                      Statement of Cash Flows for the Period ended May 31, 1997 (Unaudited) and May 31, 1996 (Unaudited)

                      Statement of Stockholders' Equity for the Period ended May 31, 1997 (Unaudited)

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                   MEDISCIENCE TECHNOLOGY CORP.
                                          BALANCE SHEETS

                 ASSETS

                                                                   May 31, 1997     February 28,
                                                                   (Unaudited)          1997
                                                                  ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents .............................     $    220,137      $    678,397
      Prepaid Expenses ......................................           22,225              --
      Other Assets ..........................................           31,664            31,664
                                                                  ------------      ------------
           Total Current Assets .............................          274,026           710,061
                                                                  ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $157,186
        May 31, 1997; $150,820 - February 28, 1997 ..........           33,910            40,275
                                                                  ------------      ------------
OTHER ASSETS
      Deferred Charges ......................................             --                   8
      Patents - Net of Accumulated Amortization,
        $9,626 - May 31,1997; $8,975 - February 28, 1997 ....           29,374            30,025
      Goodwill - Net of Accumulated Amortization
        $195,501 - May 31, 1997; $189,750 - February 28, 1997          264,499           270,250
                                                                  ------------      ------------
           Total Other Assets ...............................          293,873           300,283
                                                                  ------------      ------------
TOTAL ASSETS ................................................     $    601,809      $  1,050,619
                                                                  ============      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ......................................     $     29,489      $    101,313
      Other Accrued Liabilities .............................          301,197           419,549
                                                                  ------------      ------------
           Total Current Liabilities ........................          330,686           520,862
                                                                  ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) .................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,933,618 Shares ....          349,336           346,920
      Additional Paid-in Capital ............................       17,563,196        17,430,196
      Accumulated Deficit ...................................      (17,641,430)      (17,247,380)
                                                                  ------------      ------------
           Total Stockholders' Equity .......................          271,123           529,757
                                                                  ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................     $    601,809      $  1,050,619
                                                                  ============      ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)



                                                         THREE MONTHS
                                                   1997                1996
                                               ------------        ------------
Net Sales ..............................       $       --          $       --
Cost of Sales ..........................               --                  --
                                               ------------        ------------
      Gross Profit .....................               --                  --
General and Administrative Expense .....            222,313           1,355,556
Product Development Expense ............            131,663             104,978
Advertising, Travel and Marketing ......             45,513              13,657
                                               ------------        ------------
      Total Expenses ...................            399,489           1,474,191
                                               ------------        ------------
Other Expense (Income)
      Interest Income ..................             (5,439)            (12,812)
                                               ------------        ------------
Net Loss ...............................       $   (394,050)       $ (1,461,379)
                                               ============        ============
Net Loss Per Common Share ..............       $      (0.01)       $      (0.05)
                                               ============        ============
Weighted Average Number of Shares
  of Common Stock Outstanding...........         34,772,507          31,400,843
                                               ============        ============

                                    MEDISCIENCE TECHNOLOGY CORP.
                                       STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                             (UNAUDITED)

                                                                          1997             1996
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ..................................................     $  (394,050)     $(1,461,379)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation .........................................           6,365            8,012
           Amortization .........................................           6,402            6,400
           Stock Issued to Officer As Additional Compensation ...            --            453,184
           Stock Issued Upon Exercise of Stock Options at No Cost          41,666          690,792
           Stock Issued for Legal Services ......................          93,750             --
                                                                      -----------      -----------
                Subtotal ........................................        (245,867)        (302,991)
      Changes in Assets and Liabilities:
           (Increase) in Prepaid Expenses .......................         (22,225)            --
           (Increase) Decrease in Deferred Charges ..............               8                8
           Increase (Decrease) in Accounts Payable ..............         (71,824)         (10,225)
           Increase (Decrease) in Other Accrued Liabilities .....        (118,352)        (163,925)
                                                                      -----------      -----------
                Net Cash Flows (Used for) Operating Activities ..        (458,260)        (477,133)
                                                                      -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ..................................            --             (3,353)
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Collection of Common Stock Subscriptions Receivable .......            --             18,750
      Proceeds from Issuance of Common Stock ....................            --          1,992,498
                                                                      -----------      -----------
                Net Cash Flows Provided by Financing Activities .            --          2,011,248
                                                                      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................        (458,260)       1,530,762

CASH AND CASH EQUIVALENTS
      Beginning Balance .........................................         678,397          110,161
                                                                      -----------      -----------
      Ending Balance ............................................     $   220,137      $ 1,640,923
                                                                      ===========      ===========

                                                   MEDISCIENCE TECHNOLOGY CORP.
                                                STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE THREE MONTHS ENDED MAY 31, 1997
                                                           (UNAUDITED)






                                                                       Common
                                    Preferred                          Stock                        Additional
                                   Stock Number     Preferred        Number of         Common        Paid in        Accumulated
                                     of Shares        Stock            Shares           Stock        Capital          Deficit
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance February 28, 1997 .....           2,074    $         21      34,691,952    $    346,920    $ 17,430,196    $(17,247,380)
Issuance of Common Stock for
      Services ................            --              --            75,000             750          93,000            --
Exercised Stock Options and
      Cancellation of Stock ...            --              --           166,666           1,666          40,000            --
Net Loss for the Three
      Months Ended May 31, 1997            --              --              --              --              --          (394,050)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance May 31, 1997 ..........           2,074    $         21      34,933,618    $    349,336    $ 17,563,196    $(17,641,430)
                                   ============    ============    ============    ============    ============    ============

                                        EXHIBIT TO STATEMENTS OF OPERATIONS
                                   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common               Number of               Number of
                            Issued and                 Stock                 Shares                  Shares
                           Outstanding              Equivalents           Outstanding             Outstanding
                        ------------------         -------------         --------------          --------------
March 1997                  34,691,952                   -                 34,691,952

April 1997                  34,691,952                   -                 34,691,952

May 1997                    34,933,618                   -                 34,933,618              34,772,507

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                 Legal and Professional Fees             $     135,850
                 Research & Development                         50,156
                 Salaries, Consulting and Other                115,191
                                                         -------------
                                                         $     301,197
                                                         =============

NOTE 3     CANCELLATION OF STOCK OPTIONS

           In May 1997, a director of the Company exercised options for 166,666 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 33,334 options held by this individual. The exercise price for these options was $0.25 per share and accordingly, the Company recorded $41,666 as additional compensation expense.

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

The Company has successfully conducted pre clinical investigations with tissue from the upper aerodigestive tract, the cervix, the breast and the colon. A human clinical feasibility study was successfully completed for the upper aerodigestive tract and additional human clinical feasibility studies are scheduled for the breast and esophagus. Other possible application opportunities will be evaluated during 1997 and pre clinical evaluations are expected to be undertaken for the more promising opportunities before moving on to human clinical studies.

The Phase I clinical feasibility study of the upper aerodigestive tract was carried out at Memorial Sloan-Kettering under the Principle Investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention. It was established in this study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its native tissue fluorescence spectroscopy technology. A phase II clinical study in the upper aerodigestive tract is scheduled to begin shortly.

At least two other clinical studies are also scheduled to begin during 1997. One such clinical study is focused on diagnosis of breast cancer using the Company's second prototype product, CD Ratiometer. This clinical study will be conducted at Massachusetts General Hospital under the Principle Investigation of Daniel B. Kopans, M.D., Associate Professor of Radiology, Harvard Medical School and Section Head, Breast Imaging, Massachusetts General Hospital. The clinical feasibility study will be sponsored by Mediscience and will be partially funded by the United States Army Medical Research Acquisition Activity. The second, planned, phase I clinical feasibility study will be done at New York Hospital's Cornell Medical Center to assess the potential utility of Mediscience's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus.

In addition to working on its own, Mediscience is also seeking one or more corporate alliance arrangements to jointly develop specific end use applications for its technologies. The Company is also selectively considering other non-medical applications of its technology through possible partnering arrangements.

Mediscience subcontracts its research and development through an arrangement with the City University of New York. Dr. Robert Alfano, a consultant to the Company, distinguished professor of science and engineering at CUNY and the inventor of the technology, supervises the Company's research as CUNY's Principal Investigator. As a result of the contract research relationship with CUNY, the Company has exclusive rights to 14 patents and optional rights to 25 pending patents. Mediscience also licensed 3 other patents from two other institutions.

The Company has a research agreement with Memorial Sloan-Kettering Hospital for investigation of its Tissue Fluorescence Spectroscopy technology and maintains close working relationships with Columbia Presbyterian Hospital, New York Hospital's Cornell Medical Center and Massachusetts General Hospital.

The Company had developed three prototype products that employ the technology for cancer diagnosis. They include Cancer Detection Scan, CD Ratiometer and CD Map. The CD Scan product prototype is oriented toward medical research. It is designed to provide optical scanning capability of a broad spectrum of optical wavelengths for evaluation of tissue. CD Ratiometer on the other hand is being designed as a simple, compact instrument with user friendly features and characteristics. It is designed to optically assess the scanned tissue only at pre-established optical wavelengths and report out essentially a yes, no or maybe result on a computer screen, instantaneously. CD Ratiometer with its anticipated assortment of probe designs is expected to be the preferred product for the medical practitioners use in the office or clinical setting. CD Map is a vision instrument that is being designed to optically assess an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either CD Scan or CD Ratiometer, it is expected to report out results similar to the CD Ratiometer but in pseudocolored graphics (a "map") on a computer screen distinguishing the normal areas from cancerous areas via color differentiation.

The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

The ability of the Company to generate significant revenues from operations is largely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite governmental approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotion arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding. Management of the Company anticipates that substantial resources will be committed to a continuation of its research and development efforts and to finance government regulatory applications. While management believes that the Company will obtain sufficient funds to satisfy its liquidity and capital resource needs for the short term, no assurances can be given that additional funding, or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           MEDISCIENCE TECHNOLOGY CORP.
                                                   (REGISTRANT)




DATE: July 1, 1997                         By:  /s/Peter Katevatis
                                                ------------------
                                                PETER KATEVATIS
                                                Chairman/CEO

                                           By:  /s/John M. Kennedy
                                                ------------------
                                                JOHN M. KENNEDY
                                                Treasurer
                                                Chief Accounting Officer