Form 10QSB
period 1997-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 1997-10-03
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended August 31, 1997                 Commission File Number  0-7405

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1997.

    Title of Class                        Number of Shares Outstanding
    --------------                        ----------------------------

Common Stock, par value
$.01, per share                                    34,933,618

Preferred Stock, par value                              2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 1997


                                      INDEX



PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at August 31, 1997 (Unaudited) and February 28, 1997

                      Statement of Operations for the Six and Three Months ended August 31, 1997 (Unaudited) and August 31, 1996 (Unaudited)

                      Statement of Cash Flows for the Six Months ended August 31, 1997 (Unaudited) and August 31,
                      1996 (Unaudited)

                      Statement of Stockholders' Equity for the Six Months ended August 31, 1997 (Unaudited)

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

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                    MEDISCIENCE TECHNOLOGY CORP.
                                           BALANCE SHEETS

                                               ASSETS

                                                                        August 31,
                                                                          1997         February 28,
                                                                       (Unaudited)         1997
                                                                      ------------     ------------
CURRENT ASSETS
      Cash and Cash Equivalents ..................................    $     72,663     $    678,397
      Prepaid Expenses ...........................................          19,793             --
      Other Assets ...............................................          67,765           31,664
                                                                      ------------     ------------
           Total Current Assets ..................................         160,221          710,061
                                                                      ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $163,736
        August 31, 1997; $150,820 - February 28, 1997 ............          40,241           40,275
                                                                      ------------     ------------
OTHER ASSETS
      Deferred Charges ...........................................            --                  8
      Patents - Net of Accumulated Amortization, $10,277
         August 31,1997; $8,975 - February 28, 1997 ..............          28,723           30,025
      Goodwill - Net of Accumulated Amortization $201,252
        August 31, 1997; $189,750 - February 28, 1997 ............         258,748          270,250
                                                                      ------------     ------------
           Total Other Assets ....................................         287,471          300,283
                                                                      ------------     ------------
TOTAL ASSETS .....................................................    $    487,933     $  1,050,619

                                                                      ============     ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ...........................................    $     25,345     $    101,313
      Other Accrued Liabilities ..................................         492,711          419,549
                                                                      ------------     ------------
           Total Current Liabilities .............................         518,056          520,862
                                                                      ------------     ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ......................              21               21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,933,618 Shares .........         349,336          346,920
      Additional Paid-in Capital .................................      17,563,196       17,430,196
      Accumulated Deficit ........................................     (17,942,676)     (17,247,380)
                                                                      ------------     ------------
           Total Stockholders' Equity (Deficiency) ...............         (30,123)         529,757
                                                                      ------------     ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................    $    487,933     $  1,050,619
                                                                      ============     ============

                                            MEDISCIENCE TECHNOLOGY CORP.
                                               STATEMENT OF OPERATIONS
                                  FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                                     (UNAUDITED)



                                                SIX MONTHS                       THREE MONTHS
                                                ----------                       ------------
                                          1997             1996             1997             1996
                                      ------------     ------------     ------------     ------------
Net Sales ........................    $       --       $       --       $       --       $       --
Cost of Sales ....................            --               --               --               --
                                      ------------     ------------     ------------     ------------
Gross Profit .....................            --               --               --               --
General and Administrative Expense         396,035        1,609,315          173,722          253,759
Product Development Expense ......         247,367          169,270          115,704           64,292
Advertising, Travel and Marketing           59,324           24,847           13,811           11,190
                                      ------------     ------------     ------------     ------------
      Total Expenses .............         702,726        1,803,432          303,237          329,241
                                      ------------     ------------     ------------     ------------

Other Income .....................           7,430           58,626            1,991           45,814
                                      ------------     ------------     ------------     ------------
Net Loss .........................    $   (695,296)    $ (1,744,806)    $   (301,246)    $   (283,427)
                                      ============     ============     ============     ============
Net Loss Per Common Share ........    $      (0.02)    $      (0.05)    $      (0.01)    $      (0.01)
                                      ============     ============     ============     ============
Weighted Average Number of
   Shares of Common Stock
   Outstanding ...................      34,853,063       32,996,398       34,933,618       34,591,952
                                      ============     ============     ============     ============

                                       MEDISCIENCE TECHNOLOGY CORP.
                                          STATEMENT OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                                (UNAUDITED)



                                                                                   1997           1996
                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................    $  (695,296)    $(1,744,806)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................         12,916          16,044
           Amortization ..................................................         12,804          12,802
           Stock Issued to Officer as Additional Compensation ............           --           453,184
           Stock Issued for Services .....................................         93,750           5,000
           Stock Issued Upon Exercise of Stock Options at No Cost ........         41,666         690,792
                                                                              -----------     -----------
              Subtotal ...................................................       (534,160)       (566,984)
      Changes in Assets and Liabilities:
           (Increase) in Prepaid Expenses ................................        (19,793)           --
           (Increase) in Other Assets ....................................        (36,101)           --
           (Increase) Decrease in Deferred Charges .......................              8               8
           Increase (Decrease) in Accounts Payable .......................        (75,968)        (11,741)
           Increase (Decrease) in Other Accrued Liabilities ..............         73,162         (97,369)
                                                                              -----------     -----------
              Net Cash Flows Provided by (Used for) Operating Activities .       (592,852)       (676,086)
                                                                              -----------     -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................        (12,882)         (4,180)
                                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock .............................           --         2,029,999
      Collection of Common Stock Subscriptions Receivable ................           --            18,750
                                                                              -----------     -----------
                Net Cash Flows Provided by (Used for) Financing Activities           --         2,048,749
                                                                              -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       (605,734)      1,368,483

CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................        678,397         110,161
                                                                              -----------     -----------
      Ending Balance .....................................................    $    72,663     $ 1,478,644
                                                                              ===========     ===========

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 31, 1997
                                                             (UNAUDITED)






                                        Preferred                           Common
                                          Stock                             Stock
                                         Number of      Preferred         Number of        Common       Additional      Accumulated
                                          Shares         Stock             Shares           Stock    Paid in Capital      Deficit
                                          ------         -----             ------           -----    ---------------      -------
Balance February 28, 1997 ........           2,074     $         21      34,691,952    $    346,920    $ 17,430,196    $(17,247,380)
Issuance of Common Stock for
      Services ...................            --               --            75,000             750          93,000
Exercised Stock Options and
      Cancellation of Stock ......            --               --           166,666           1,666          40,000
Net Loss for the Six
      Months Ended August 31, 1997                                                                                         (695,296)
                                      ------------     ------------    ------------    ------------    ------------    ------------
Balance August 31, 1997 ..........           2,074     $         21      34,933,618    $    349,336    $ 17,563,196    $(17,942,676)
                                      ============     ============    ============    ============    ============    ============

                                        EXHIBIT TO STATEMENTS OF OPERATIONS
                                   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                        Weighted
                           Common Stock                                                                 Average
                          $.01 Par Value               Common                 Number of                Number of
                            Issued and                 Stock                    Shares                   Shares
                           Outstanding              Equivalents              Outstanding              Outstanding
                           -----------              -----------              -----------              -----------
March 1997                  34,691,952                   -                    34,691,952
April 1997                  34,691,952                   -                    34,691,952
May 1997                    34,933,618                   -                    34,933,618
June 1997                   34,933,618                   -                    34,933,618
July 1997                   34,933,618                   -                    34,933,618
August 1997                 34,933,618                   -                    34,933,618              34,853,063

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                 Legal and Professional Fees ..       $175,850
                 Research & Development .......        188,004
                 Salaries, Consulting and Other        128,857
                                                      --------
                                                      $492,711
                                                      ========

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

                                           MEDISCIENCE TECHNOLOGY CORP.
                                                   (REGISTRANT)




DATE:  October 3, 1997                    BY:   /s/PETER KATEVATIS
                                                ------------------
                                                PETER KATEVATIS
                                                Chairman/CEO

                                          By:   /s/JOHN M. KENNEDY
                                                ------------------
                                                JOHN M. KENNEDY
                                                Treasurer
                                                Chief Accounting Officer