Form 10QSB
period 1997-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 1998-01-15
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended November 30, 1997               Commission File Number  0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1997.

   Title of Class                             Number of Shares Outstanding
   --------------                             ----------------------------

Common Stock, par value                                34,938,618
$.01, per share

Preferred Stock, par value                                  2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                NOVEMBER 30, 1997


                                      INDEX



PART I.               Financial Information
Item 1.               Financial Statements
                      Balance Sheets as at November 30, 1997
                      (Unaudited) and February 28, 1997
                      Statement of Operations for the Three and Nine Months ended November 30, 1997 (Unaudited) and November 30, 1996 (Unaudited)
                      Statement of Cash Flows for the Nine Months ended November 30, 1997 (Unaudited) and November 30, 1996 (Unaudited)
                      Statement of Stockholders' Equity for the Nine Months ended November 30, 1997 (Unaudited) Exhibit to Statements of Operations
                      Notes to Financial Statements
Item 2.               Management's Plan of Operation
PART II.              Other Information
Item 1.               Legal Proceedings
Item 2.               Changes in Securities
Item 3.               Defaults Upon Senior Securities
Item 4.               Submission of Matters to Vote of Security Holders
Item 5.               Other Information
Item 6.               Exhibits and Reports on Form 8-K

                                     MEDISCIENCE TECHNOLOGY CORP.
                                            BALANCE SHEETS

                              ASSETS

                                                                      November 30,       February 28,
                                                                          1997              1997
                                                                      (Unaudited)
                                                                      ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents ..................................     $    162,055      $    678,397
      Prepaid Expenses ...........................................           17,362              --
      Other Assets ...............................................            2,192            31,664
                                                                       ------------      ------------
           Total Current Assets ..................................          181,609           710,061
                                                                       ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $170,654
        November 30, 1997; $150,820 - February 28, 1997 ..........           33,323            40,275
                                                                       ------------      ------------
OTHER ASSETS
      Deferred Charges ...........................................             --                   8
      Patents - Net of Accumulated Amortization, $10,928
         November 30,1997; $8,975 - February 28, 1997 ............           28,072            30,025
      Goodwill - Net of Accumulated Amortization $207,003
        November 30, 1997; $189,750 - February 28, 1997 ..........          252,997           270,250
                                                                       ------------      ------------
           Total Other Assets ....................................          281,069           300,283
                                                                       ------------      ------------
TOTAL ASSETS .....................................................     $    496,001      $  1,050,619
                                                                       ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ...........................................     $     35,816      $    101,313
      Other Accrued Liabilities ..................................          563,919           419,549
                                                                       ------------      ------------
           Total Current Liabilities .............................          599,735           520,862
                                                                       ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ......................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,938,618 Shares .........          349,386           346,920
      Additional Paid-in Capital .................................       17,568,146        17,430,196
      Accumulated Deficit ........................................      (18,021,287)      (17,247,380)
                                                                       ------------      ------------
           Total Stockholders' Equity (Deficiency) ...............         (103,734)          529,757
                                                                       ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $    496,001      $  1,050,619
                                                                       ============      ============

                                        MEDISCIENCE TECHNOLOGY CORP.
                                          STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                                (UNAUDITED)



                                                 NINE MONTHS                      THREE MONTHS
                                       ------------------------------      ------------------------------
                                           1997              1996              1997              1996
                                       ------------      ------------      ------------      ------------
Net Sales ........................     $       --        $       --        $       --        $       --
Cost of Sales ....................             --                --                --                --
                                       ------------      ------------      ------------      ------------
Gross Profit .....................             --                --                --                --
General and Administrative Expense          572,183         1,765,359           176,148           156,044
Product Development Expense ......          337,230           329,369            89,863           160,099
Advertising, Travel and Marketing            77,168            66,299            17,844            41,452
                                       ------------      ------------      ------------      ------------
      Total Expenses .............          986,581         2,161,027           283,855           357,595
                                       ------------      ------------      ------------      ------------
Other Income .....................          212,674            75,955           205,244            17,329
                                       ------------      ------------      ------------      ------------
Net Loss .........................     $   (773,907)     $ (2,085,072)     $    (78,611)     $   (340,266)
                                       ============      ============      ============      ============
Net Loss Per Common Share ........     $      (0.02)     $      (0.06)     $       --        $      (0.01)
                                       ============      ============      ============      ============
Weighted Average Number of Shares
  of Common Stock Outstanding ....       34,880,470        33,544,916        34,935,285        34,641,952
                                       ============      ============      ============      ============

                                        MEDISCIENCE TECHNOLOGY CORP.
                                          STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                                (UNAUDITED)



                                                                                   1997             1996
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ...........................................................     $  (773,907)     $(2,085,072)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ..................................................          19,834           24,084
           Amortization ..................................................          19,206           19,204
           Stock Issued to Officer as Additional Compensation ............            --            453,184
           Stock Issued for Services .....................................          98,750            5,000
           Stock Issued Upon Exercise of Stock Options at No Cost ........          41,666          690,792
                                                                               -----------      -----------
                Subtotal .................................................        (594,451)        (892,808)
      Changes in Assets and Liabilities:
           (Increase) in Prepaid Expenses ................................         (17,362)            --
           Decrease in Other Assets ......................................          29,472             --
           Decrease in Deferred Charges ..................................               8                8
           (Decrease) in Accounts Payable ................................         (65,497)         (12,530)
           Increase (Decrease) in Other Accrued Liabilities ..............         144,370          (99,445)
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Operating Activities        (503,460)      (1,004,775)
                                                                               -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment ...........................................         (12,882)          (4,180)
                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock .............................            --          2,029,999
      Collection of Common Stock Subscriptions Receivable ................            --             18,750
                                                                               -----------      -----------
                Net Cash Flows Provided by (Used for) Financing Activities            --          2,048,749
                                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................        (516,342)       1,039,794
                                                                                                -----------
CASH AND CASH EQUIVALENTS
      Beginning Balance ..................................................         678,397          110,161
                                                                               -----------      -----------
      Ending Balance .....................................................     $   162,055      $ 1,149,955
                                                                               ===========      ===========








                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997
                                                             (UNAUDITED)






                                           Preferred                      Common
                                         Stock Number   Preferred      Stock Number      Common       Additional Paid   Accumulated
                                          of Shares        Stock         of Shares        Stock         in Capital        Deficit
                                          ---------        -----         ---------        -----         ----------        -------
Balance February 28, 1997 ..........         2,074     $         21      34,691,952    $    346,920    $ 17,430,196    $(17,247,380)
Issuance of Common Stock for
      Services .....................          --               --            80,000             800          97,950
Exercised Stock Options and
      Cancellation of Stock ........          --               --           166,666           1,666          40,000
Net Loss for the Nine
      Months Ended November 30, 1997                                                                                       (773,907)
                                             -----     ------------      ----------    ------------    ------------    ------------
Balance November 30, 1997 ..........         2,074     $         21      34,938,618    $    349,386    $ 17,568,146    $(18,021,287)
                                             =====     ============      ==========    ============    ============    ============




                                        EXHIBIT TO STATEMENTS OF OPERATIONS
                                   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                       Weighted
                           Common Stock                                                                 Average
                          $.01 Par Value               Common                 Number of                Number of
                            Issued and                 Stock                    Shares                   Shares
                           Outstanding              Equivalents              Outstanding              Outstanding
                           -----------              -----------              -----------              -----------
March 1997                  34,691,952                   -                    34,691,952
April 1997                  34,691,952                   -                    34,691,952
May 1997                    34,933,618                   -                    34,933,618
June 1997                   34,933,618                   -                    34,933,618
July 1997                   34,933,618                   -                    34,933,618
August 1997                 34,933,618                   -                    34,933,618
September 1997              34,933,618                   -                    34,933,618
October 1997                34,933,618                   -                    34,933,618
November 1997               34,938,618                   -                    34,938,618               34,880,470

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                 Legal and Professional Fees ..        $195,850
                 Research & Development .......         197,146
                 Salaries, Consulting and Other         170,923
                                                       --------
                       Total ..................        $563,919
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

NOTE 4     OTHER INCOME

           Other income consists of the following:


                Interest Income ...............        $ 12,674
                Income From "No Shop" Agreement         200,000
                                                       --------
                      Total ...................        $212,674
                                                       ========

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           On October 20, 1997 Registrant entered into a 90 day "no shop" agreement with SpectRx, Inc. Norcross GA. (NASDQ/SPRX) a developer of products for less invasive and painless alternatives to blood tests for glucose monitoring, diabetic screening, and infant jaundice based on proprietary technology for the consideration of two hundred thousand (200,000) dollars. This will enable discussions towards a merger, joint venture licensing or other substantial collaboration with Registrant by accessing Registrant's United States and Japanese patent portfolio and research capabilities for both corporate and world-wide synergy.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                            (REGISTRANT)




DATE:  January 14, 1998
                                                By: /s/ PETER KATEVATIS
                                                    -------------------
                                                    PETER KATEVATIS
                                                    Chairman/CEO

                                                By: /s/ JOHN M. KENNEDY
                                                    -------------------
                                                    JOHN M. KENNEDY
                                                    Treasurer
                                                    Chief Accounting Officer