Form 10KSB
period 1998-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 1998-12-11
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
        OF 1934

        For the fiscal year ended February 28, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________


                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
                 (Name of Small Business Issuer in its Charter)


      New Jersey                                             22-1937826
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:              (609) 428-7952

       Securities registered under Section 12(b) of the Exchange Act: None


     Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days, Yes [   ]  No  [ X ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The aggregate market value of the voting stock held by non-afiliates of the Registrant, as of December 4, 1998 was: $4,924,658.20

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 4, 1998 were:

   Title of Each Class                             Number of Shares Outstanding
   -------------------                             ----------------------------
Common Stock, par value $.01 per share                       35,176,130
Preferred Stock, par value $0.1 per share                         2,074

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) 8-K Report, filed 9/23/95 Investment Banking Agreement, Registrant and Alle&Company Incorporated, New York, NY.

(2) 8-K Report, filed 4/16/96, H Hugill Employment Agreement (see Item 10 Directors and Officers of the Registrant.)

(3) 8-K Report filed 1/8/97, Approval by FDA of Registrant's Investigational Device Amendment.

(4) 8-K Report, filed 1/28/97, H. Hugill steps down, Peter Katevatis President CEO 1/28/97, John Matheu joins board see Directors and Officers of the Registrant infra.

(5) 8-K Report, filed 4/8/98, CUNY introduction/review Optical Biopsy-Optical Mammography Photonics to detect Cancer, March 11, 1998.

                                MEDISCIENCE CORP.
                           Annual Report on Form 10-K
                                Table of Contents

                                     PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security-Holders

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations
Item 8.   Financial Statements and Supplemental Data

              Report of Independent Public Accountants

              Consolidated Balance Sheets- February  28, 1997 and 1996

              Consolidated Statements of Operations for the years ended February 28,1998,1997 and February 29, 1996

              Consolidated Statement of Stockholders Equity for the years ended February 28,1998, 1997 and February 29, 1996

              Consolidated Statements of Cash Flows for the years ended February 28,1998, 1997 and February 29, 1996

              Consolidated Notes to Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures

                                    PART III

Item 10   Directors and Executive Officers of the Registrant
Item 11   Executive Compensation
Item 12   Security Ownership of certain Benficial Owners of Management
Item 13  Exhibits, List and Reports on Form 8-K

                                     PART I


Item 1.   Business

Introduction

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements.

Mediscience Technology Corp. ("the Company") is principally engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy (the "Technology") to distinguish between malignant and normal or benign tissue, year 2000 computer configuration is not of concern or a problem to our design. Animal and human tissue contains molecules that fluoresce naturally when exited by light at certain wavelengths. Since the molecular makeup of tissue changes as it becomes cancerous, the Company's medical devices are able to detect a shift in the resulting native tissue fluorescence spectrum allowing it to distinguish between normal or benign tissue and cancerous tissue.

Background

On December 1, 1988, the Company acquired all the outstanding stock of Laser Diagnostic Instruments, Inc. ("LDI") which is presently a wholly owned subsidiary of the Company. The principle asset of ("LDI") was the ownership of all rights, title and interest in a patent application entitled "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence", which was subsequently granted as patent number 4,930,516 by the US Patent and Trademark Office on June 5, 1990,and whose claims were expanded from 9 to 59 on August 8,1998 in a re-examination initiated by the Company. The research and development activities of the Company are the subject of this patent and other patents subsequently applied for or granted to the Company, acquired by the Company or exclusively licensed to the Company. The Company has successfully conducted laboratory and other pre-clinical testing all of which continues to support the Company's belief that its proprietary native tissue fluorescencee and Raman spectrum cancer detection technology ("itsTechnology") when fully developed, will be useful in the screening and or diagnosis of cancer. Management believes that its Technology, if successfully developed, will have substantial commercial appeal due to its non-invasive character, its delivery of immediate, real time results, its diagnostic sensitivity and its appeal to physicians who can generate additional office revenues that currently accrue to an off site pathology laboratory. On January 6, 1997, the Company received FDA approval of its Investigational Device Exemption to initiate Phase II clinical trials with its CD Scan medical device for early stage detection of cancer. (see "Government Regulation (FDA Matters)" below). Additionally principal investigator Stimson P Shantz, MD continues to receive significant financial support from the National Cancer Institute targeting the development of Mediscience Technology in our clinical trial stage Phase II and Phase III.

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

The Company believes its Technology will have rather broad application utility in cancer diagnosis, however, each approved labeled indication is expected to require separate premarketing approval (a "PMA"), which will be both time-consuming and costly. The Company therefore plans to carefully select and prioritize its targeted diagnostic applications to insure the best possible payback on its product and clinical development investments. The Company regards its "516" and other related patents such as 5,131,398 as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence in vivo and in vitro.

The Company has successfully conducted pre-clinical in vitro investigations with tissue removed from the upper aerodigestive tract, the cervix, the breast and the colon. A human clinical in vivo feasibility study was successfully completed for the upper aerodigestive tract and human clinical in vivo feasibility studies are scheduled for the breast and esophagus. Other possible application opportunities will be evaluated during 1998-1999 and pre-clinical in vitro evaluations are expected to be undertaken for the more promising opportunities before moving on to human in vivo clinical studies.


The Products


The Company has developed three prototype products that employ its technology for cancer diagnosis. They include Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamp light to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiberoptic probe is atttached to each of the Company's devices which is used to transmit the optical exitation signal and to recieve the native fluorescence response. The CD instruments are believed to have a great deal of versatility and a broad range of potential alternative application dependingon the preferred configuration of the fiberoptic probe. For example, the fiberoptic probe can be configured as a convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscope for assessment of the upper or lower GI tract, or the optical fiber can be inserted into a cytosope for urinary tract exploration, or a colposcope for gynecological evauation or a laparoscope for evaluation of internal organs, and even through a core biopsy needle, to optically assess breast tumors or for optical assessment of other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate.

The CD Scan product prototype is oriented toward medical research. It is designed to provide optical scanning capability of a broad spectrum of optical wavelengths for evaluation of tissue, The Company uses the CD Scan whenever possible to help define the critical scanning and emission wavelengths for its two other prototype products. CD Ratiometer on the other hand is being designed as a simple, compact instrument with user friendly features and characteristics. It is designed to optically assess the scanned tissue only at pre-established optical wavelengths and report out essentially a yes, no or maybe result on a computer screen, instantaneously. CD Ratiometer with its anticipated assortment of disposable probe designs is expected to be the preferred product for medical practitioners to use in the office or clinical setting. CD Map is a vision instrument that is being designed to optically assess an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either CD Scan or CD Ratiometer, it is expected to report out results similar to the CD Ratiometer but in pseudocolored graphics (a "MAP") on a computer screen distinguishing the normal areas from cancerous areas via color differentiation. CD Map, if it can be successfully developed, is expected to be especially useful in assisting cancer surgeons in clearly defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents.

Research and Product Development

The potential utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans was first discovered by Professor Robert R. Alfano, Distinguished Professor of Physics and Engineering at the City College of the City University of New York ("CUNY") in the early 1980's. Subsequent to the acquisition by the Company of LDI from Dr. Alfano in 1988, the Company also developed a research agreement with the Research Foundation of CUNY to provide research and development services to the Company. In 1992, the Company, CUNY, and the Research Foundation of CUNY esablished the Mediphotonics Laboratory ("MPL") at the City College of New York which currently provides research and development services to the Company. (See "Research Agreements with the City University of New York")

The staff of MPL, which is supervised by Dr. Alfano, developed the Company's current prototype CD devices. It has also conducted in vitro pre-clinical testing of various human tissue types such as breast, cervical, colon and the upper aerodigestive tract, to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about the native fluorescent characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the subsequently issued and pending patents for which the Company either owns outright or possesses a world wide exclusive licence, and which the Company regards as pioneering, blocking.and dominant in the area of cancer diagnosis using fluorescence (e.g. Patents 516--398). The information derived from this work was also the source for a number of scientific papers published in peer-reviewed journals and for presentations made at scientific symposia. This in vitro pre clinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

Clinical Development

The Company's CD products are designed primarily to be used directly on human patients in vivo. Part of the process of product development and FDA approval (see "Government Regulation (FDA Matters") is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because of the anticipated clinical utility of the Company's Technology and prototype CD products, the Company has been able to develop important collaborative relationships with some of the most highly regarded cancer center research hospitals in the United States to assist it in the clinical evaluation of its prototype CD products. These institutions include Memorial Sloan-Kettering, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston.

The Phase I clinical feasability study of the upper aerodigestive tract was carried out at Memorial Sloan-Kettering under the principle investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention. It was established in this study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its Technology. A Phase II clinical study in the upper aerodigestive tract is scheduled to begin shortly.

At least two other clinical studies are also scheduled to begin during 1998. One such clinical study is focused on diagnosis of breast cancer using the Company's second prototype product, CD Ratiometer. This clinical study will be conducted at Massachusetts General Hospital under the Principle Investigation of Daniel B. Kopans, M.D., Associate Professor of Radiology, Harvard Medical School and Section Head, Breast Imaging, Massachusetts General Hospital, to determine whether the Company's Technology can optically distinguish on a real-time basis between cancerous and benign breast tumors in vivo by passing a specially designed optical fiber,attached to the CD Ratiometer, through a core biopsy needle placed to within one millimeter of the tumor by stereotactic x-ray guidance. If the technique ultimately proves successful, it will offer the potential to further reduce the frequency of the highly-invasive practice of open surgical biopsy currently employed while providing additional cancer staging information to the radiologist when the tumor is cancerous. The clinical feasability study will be sponsored by the Company and is expected to be be partially funded by the United States Army Medical Research Acquisition Activity who has provides partial funding to date for the Company's product development. If successful, this Phase I clinical feasability study should provide the basis for additional clinical investigation to establish the safety and effectiveness of CD Ratiometer in providing minimally-invasive, real-time, in vivo diagnosis of breast tumors. The second, planned, Phase I clinical study will be done at New York Hospital's Cornell Medical Center to assess the potential utility of the Company's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus. The clinical trial agreement was executed on April 24, 1997, with initial funding for the study by the Company. Barrett's Esophagus is a malady that is thought to be a possible precurser to esophageal cancer in certain people. Barrett's patients are routinely monitored because of the heightened risk that a small porportion of them is predisposed toward the development of esophageal cancer. The current medical practice requires that multiple excisional biopsies be taken during regularly scheduled follow-up appointments (typically annually) to monitor the progression of the disease. The practice is painful, costly and probably unnecessary in the majority of the Barrett's suffering population but the current state of medical practice does not provide sufficient molecular information to distiguish between the high risk group and the lower risk group. It is hoped that endoscopic application of the

Company's Technology will provide gastroenterologists with the ability to better assess the condition of Barrett's tissue in the esophagus without the need for the painful multiple excisional biopsies. It is also hoped that this additional molecular information will provide the ability to assess the relative risk of Barrett's patients toward the development of esophageal cancer allowing gastroenterologists to establish individual patient moniitoring schedules appropiate to their relative level of perceived risk.

Business Development and Marketing

More than 120,000,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society. It is estimated by Theta Corporation, a market research firm, that as many as 85 million people currently alive in the United States, nearly 1/3 of the population, will develop cancer during their lifetimes. Cancer care and treatment is estimated to cost $104 billion annually, $35 billion of which is estimated to be the direct cost of the disease. Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is still critical for successful treatment for the majority of cancer types still remains true.

Although several cancer screening techniques have been developed early indication of various types of cancer in humans, such as, mammography for breast cancer, PAP tests for cervical cancer, PSA tests for prostate cancer and chest x-rays for lung cancer, excisional biopsy is still the "gold standard" for making a definitive cancer diagnosis and for cancer staging, i.e., determining the extent of the progression of the disease prior to mapping out the most appropriate course of therapy.

The excisional biopsy, however, often requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determination. The process can sometimes expose the patient to unnecessary risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense. The Company's technology is believed to offer the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of excisional biopsy. The most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55, is open surgical biopsy (a specific type of excisional biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. About 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If the Company can successfully adapt its technology to diagnose and stage breast cancers, it believes it will save up to half the current cost, eliminate a significant amount of patient discomfort for those patients determined to have cancer and eliminate most of the trauma for the 70% to 80% of the patients who are found not to have cancer.

The Company believes that its Technology in one or more of its prototype CD products will potentially be useful in diagnosis and staging for more than half of the various types of cancers. In addition to the pre-clinical and clinical evaluations currently on the docket or already completed, i.e., upper aerodigestive tract, breast and esophagus, the Company is in a process of creating a prioritized list of other potential applications that it will then evaluate on a pre-clinical basis and, if successful, it contemplates progressing to the clinical evaluation phase and on to the premarket approval ("PMA") application phase.

The Company plans to develop certain of its CD products for diagnostic applications, (sometimes referred to as "labelled indications"), that it will ultimately market for its own account in the United States. In addition, the Company also plans to co-develop one or more of its prototype CD products for specific cancer diagnostic applications with one or more selected other companies. The Company has nurtured relationships with a small number of highly qualified companies who have expressed interest in working with the Company to co-develop one or more of the Company's existing prototype products or possible variations thereof in exchange for certain as yet undetermined rights to commercially exploit a finished approved product in the marketplace.

The Company has, in the past, and continues to presently encourage these possible collaborations especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, if the Company is successful in fostering them, are expected to add value to the Company by stretching and leveraging the Company's financial resource base with development licensing revenues that the Company can then use to help fund the development of its own products.

The Company also believes that a market for its CD products will exist in the European Union and possibly Asia. The Company contemplates making a concerted effort to identify one or more possible licensees to help develop its products or variations thereof for the key markets of the European Union during 1998. It will also make a preliminary investigation of the potential for utility of its products in Asia and if the findings are positive, will develop a strategy for exploiting its technology and products in that region as well.

Manufacturing

The Company's prototype products have been assembled to date by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. The Company contemplates continuing with this approach until the quantity of devices projected to be required makes it appropriate and necessary to set up a contract manufacturer to assemble its products. Although additional design improvements will likely be required to refine the current prototype products for commercial use, it is still believed that the key components will be available from one or more suppliers. The Company executed a lease agreement, dated January 19, 1997 with City College providing for 900 square feet of space as a "incubator" in which prototypes of the products have been designed and assembled by MPL staff working in concert with personnel from an engineering design firm engaged by the Company.

The Company plans to outsource the manufacture and assembly of its medical device products to contract manufacturers when it is no longer feasible for the MPL to perform that service. The Company's contract manufacturer(s) will be selected from a list of highly qualified companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices (GMP) in accordance with FDA guidelines. Pepco Manufacuring Company ("Pepco") of Somerdale, N.J., which is owed by John M. Kennedy, an officer, director and a principal of the Company, has been granted a right of first refusal to manufacture the Company's products on terms and conditions no less favorable to the Company than those offered by other qualified manufacturers. It is believed that Pepco is currently or can become qualified to manufacture the Company's products. In the event of an opportunity for a business arrangement with a major marketing co-developer involving manufacture as well, Pepco has consented to relinquish its right of first refusal in the best interest of the Company.

Research Arrangements with the City University of New York

In June 1992, the Company and the Research Foundation of CUNY established the MPL at the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") at the City of College of New York. Dr. Robert Alfano, Distinguished Professor of Physics and Engineering at City College and the Director of the IUSL, is also responsible for supervising the operations of the MPL. The IUSL includes approximately 60 scientists of which about 20 hold Ph.D's, 9 hold various other graduate degrees and about 30 are graduate students from which the MPL draws its research, talent and expertise. The Company provides a funding grant to the MPL annually in accordance with a budget of activities and expenditures negotiated between the Company, CCNY, and the Research Foundation of CUNY. The arrangement is renewable annually and may be terminated without cause by either party upon 90 days notice prior to June 1 of each year. The contract with CUNY-"Establishment of the MediPhotonics Laboratory" was extended by agreement July 15, 1998 until June 1999. The Company is reviewing its present reseach needs with Dr. Alfano in order to establish its grant of funds for the 1998/1999 budgetary year. In comparison, the Company committed to funding of $431,017 for the 1996/1997 budgetary year and provided funding of $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1997 respectively.

The objective of the MPL is to research the use of light and ultrafast laser technology for cancer diagnosis and therapeutic purposes. The major projects of the MPL have been the development of the Company's prototype products, CD Scan, CD Ratiometer and CD Map, including the enhancement of fiberoptic attachments to enable devices to be used with various types of endoscopes and core biopsy needles. The MPL has additionally conducted in vitro preclinical evaluation of various tissues to determine the most appropriate excitation and emission wavelengths for use with a device for different types of human tissue and cancers, assembled the prototype CD products for use in vivo for human clinical trials and created the algorithms and computer software necessary for the accurate performance of the instruments.

Prior to the current arrangement, the Company and the Research Foundation of CUNY on behalf of the City College of New York worked together under a Research Agreement pursuant to which the Company and the City College of New York jointly sponsored the research and development of a cancer detection apparatus using visible luminescence. The results of such research includes the development of the proprietary rights that are subjects of several of the Company's patents and the development of some of the Company's prototype products. The Research Agreement provided that all patent rights or any CD inventions conceived or discovered during its term vest in the Company, subject to a royalty payable to the Research Foundation of CUNY of 5% of the sales of products resulting from any of the inventions. Beginning in 1992 in concert with the formation of the MPL, new inventions and patentable discoveries were assigned to the Research Foundation of CUNY and the Company was (or will be) granted an exclusive worldwide license to exploit the inventions. The royalty rate was reduced to 3.5% of the sales of products resulting from patented inventions conceived or discovered subsequent to June 1, 1992. In the event the Company has not made any lawful sale of any products or sublicensed any patents at or above reasonable market price within 5 years from the date of patent application, the Company has agreed to negotiate a minimum royalty or return all rights with respect thereto to the Research Foundation of CUNY. The Research Foundation of CUNY owns all copyright and publication rights to the results of the research, subject to the Company's right to produce, translate and use all materials copyrighted by the Research Foundation of CUNY for the Company's own purposes on a royalty-free, non-transferable and non-exclusive basis.

In 1994, the Company became a consortium industrial partner in the CUNY Center for Advanced Technology in Ultrafast Photonic Materials and Applications (the "CAT"). The participation fee paid was $25,000. The Company's membership in the CAT has brought it into contact with other members of the New York State CAT consortium partners and has facilitated in several SBIR and NIST proposals. The Company has a continuing commitment to the CAT.

Competition

Cancer screening and diagnosis is a subject of intense current research and development activity. Medical practitioners, heath care payors, other diagnostic medical device companies and patients are all searching for less invasive, lower cost and more effective ways for early stage diagnosis of cancer. The Company's native tissue fluorescence spectroscopy technology is an emerging field of medical diagnostics.

Xillix Corporation, British Columbia, Canada is the only competitor or which the Company is aware with a commercial light-based product. Xillix received pre-market approval from the FDA in September 1996 for its Life-Lung Fluorescence Endoscopy System according to public disclosures made by the Company. Xillix, in association with Olympus of Japan, has developed a laser-induced fluorescence spectroscopy device for use with a bronchoscope for early detection on lung cancer. Xillix and Olympus are also seeking to develop the Life-GI Fluorescence Endoscopy System for the Gastrointestinal Tract.

LifeSpex, Inc., Houston, Texas, is also working in the field using laser-induced fluorescence spectroscopy to develop an optical screening device for early detection of cervical cancer in vivo. LifeSpex has a relationship with the University of Texas and the MD Anderson Cancer Treatment Hospital that appears similar to the relationship that the Company has with the Research Foundation of CUNY.

The Company is also aware of other technologies that may compete for cancer diagnostic business. In breast cancer diagnosis alone, there are at least three other technologies vying for clinical and commercial superiority. Advanced Technology Laboratories, Bothell, Washington recently received FDA approval for the use of one of its ultrasound medical devices for diagnosis of certain breast lesions. Biofield, Roswell, GA, a development stage company, is researching and developing products that measure the cellular electrical charge distribution to defect epithelial cancers and is currently conducting clinical trials targeted to diagnose breast cancers using its new technology. Biopsys, Irvine, CA has developed and recently received FDA approval for a new core biopsy gun as an improvement to the original core needle for less invasive breast cancer biopsy.

The established competitor technology to both the Company and its existing and potential new technology competitors, however, is the traditional excisional biopsy. It is entrenched, trusted and effective. However, it suffers from many deficiencies that the Company's Technology and prototype CD products are designed to address. These deficiencies include, among others; {1} it is physically invasive, {2} there is generally a lapse of one or more days between taking the excisional sample and receiving the pathology results, {3} there is risk of human error in accurately reading the pathology slides and {4} there is risk of mislabeling or mishandling the samples as they are transferred from the physician's office to the external pathology laboratory. Excisional biopsy can also be extremely costly, especially if an operating room setting and general anesthesia is required and the Company's patient recovery time is often prolonged due to the healing process related to the excisional biopsy.

The Company believes its technology has certain advantages over that of other developers of fluorescence techniques described above. Broad band xenon lamp, not laser, is used as the excitation source. Laser energy, which is far more expensive, is not needed. More importantly, a laser can only interrogate tissue at a single wavelength. To improve both the Sensitivity and Specificity of the method it is necessary to use several wavelengths to derive information from several key fluorescent molecules. In the Company method, scans or ratios are taken, both by holding the excitation wavelength constant with the emission wavelength as the variable and by reversing the constant and variable. With this techinique, the Company believes its Technology is further advanced than its direct competitors' and that its proprietary rights are protected by its patents. However, the competition from both new firms offering potential new methods of cancer diagnosis and from established firms already in the business is expected to be intense. Many of the competing firms have greater resources that the Company including financial resources, more employees, larger research staffs and more experience in the cancer diagnosis field. There can be no assurances that the company's Technology, even if successfully developed, will be commercially accepted in the maket place.

Government Regulation (FDA) Matters

The FDA classifies  medical  devices into one of three classes,  Class I, II, or
III. This classification is based on the controls deemed necessary by the FDA to reasonably insure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can be reasonably ensured through the use of general controls, such as labeling, adherence to GMP requirements and the "510-(k)" process of marketing pre-notification. Class II devices are those whose safety and effectiveness can reasonably be ensured through implemention of general and special controls, such as performance standards, post market surveillance, patient registries, and FDA quidelines. Class III devices are those devices that must receive premarket approval ("PMA") to insure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalant to a legally marketed Class I or II device or to a Class III device first marketed prior to May 28, 1976 for which a PMA has not yet been requested by the FDA.

The Company believes that clinical applications of its native tissue fluorescence spectroscopy devices (CD Scan, CD Ratiometer and CD Map) are Class III medical devices because they lack substantial equivalancy to a legally marketed Class I or II device or a pre-1976 Class III device. Because of this classifiation, the Company does not qualify for the 510-(k) process (market pre-notification) of regulatory compliance but instead is obliged to submit a full PMA to the FDA for its careful review and, hopeful, approval. Laboratory versions of its native tissue florescence spectroscopy devices for non-clinical in vitro applications may face a less lengthy approval process.

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

To the extent the Company intends to market its CD products in foreign markets, it will be subject to foreign governmental regulations with respect to the manufacture and sale of its medical device products. The Company cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Patents and Proprietary Rights

The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 22 U.S. patents, plus 1 in Japan, for a total of 23 and has rights to exclusively license an additional 20 U.S. pending patents. There can be no assurance, however, that the pending patent applications will ultimately issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantage to the Company.

The Company also relies on trade secrets and know-how that it seeks to protect in part, through the use of confidentiality agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors.

Third Party Reimbursement

If the Company is successful in developing its cancer diagnostic technology, and one or more medical devices that are used by healthcare providers for diagnostic testing for which the providers may seek reimbursement from third-party payors, principally, in the United States, medicare, medicaid and private health insurance plans, and in many other countries, typically national government sponsored health and welfare plans, such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payors. Reduced governmental expenditures in the United States and in many other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on the Company's business potential.

Other Technologies and othe applications

The Company, in addition to its developments in native tissue fluorescence spectroscopy has also invented certain other potetially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can be traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. In 1994 the Company and General Electric Company ("GE") acting on behalf of its Corporate research and Development component signed a five year non-exclusive Collaborative Research Agreement to explore potential uses of the Company's optical imaging technology. (see "Subsequent Events" below)

Subsequent Events

There were five patents issued during the fiscal reporting period and four subsequently:

1 U.S. Patent No. 5,635,402 issued June 3,1997 TECHNIQUE FOR DETERMINING WHETHER A CELL IS MALIGNANT AS OPPOSED TO NON-MALIGNANT USING EXTRINSIC FLUORESCENCE SPECTROSCOPY.

2 U.S. Patent No. 5,636,050 issued June 3, 1997 APPARATUS USING OPTICAL DEFLECTION.

3 U.S Patent No.5,656,810 issued August 12, 1997 ,METHOD AND APPARATUS FOR EVALUATING THE COMPOSITION OF AN OIL SAMPLE.

4 U.S Patent No. 5,625,458 issued April,29 1997 IMAGING OF OBJECTS IN TURPID MEDIA USING DIFFUSIVE FERMAT PHOTONS.

5 U.S. Patent No. 5,644,429 issued July 1, 1997 2-DIMENSIONAL IMAGING OF TRANSLUCENT OBJECTS IN TURBID MEDIA.

6 U.S.Patent No. 5,710,429 issued January 20, 1998 ULTRAFAST OPTICAL IMAGING OF OBJECTS IN OR BEHIND SCATTERING MEDIA.

7 U.S.Patent No. 5,719,399 issued February 17, 1998 IMAGING AND CHARACTERIZATION
OF  TISSUE  BASED  UPON  THE   PRESERVATION  OF  POLARIZED   LIGHT   TRANSMITTED
THERETHROUGH.

8 U.S. Patent No. 5,769,081 issued March 18, 1998 METHOD FOR DETECTING CANCEROUS TISSUE USING OPTICAL SPECTROSCOPY AND FOURIER ANALYSIS.

9 U.S.Patent No. 5,799,656 issued September 1, 1998 OPTICAL IMAGING OF BREAST TISSUES TO ENABLE THE DETECTION THEREIN OF CALCIFICATION REGIONS SUGGESTIVE OF CANCER.

Scientific/Medical Advisory Board

The Company established a Scientific Advisory Board in January, 1993 under the chairmanship of Professor Robert R. Alfano to provide critical review and analysis of its research and product development programs in the area of photonics (lasers and optics) and to serve as a source of information on new product ideas, new technologies and current research activities. Its function served the Company well during the formative stages of its research. Currently, the Board consisting of Dr. Alfano and one other continuing member, is being expanded to include increased representation from the medical arts, including pathology, and will be staffed with medical specialists who are skilled in the medical fields of primary interest to the Company. The Company believes that it will be able to attract accomplished clinicians who will help guide it in clinical study design aimed at gaining regulatory approval for applications of theCompany's diagnostic technology. They will also be called upon to advise the Company about priorities and unmet needs in their respective disiplines and in matters such as physician's habits and preferences that would bear on product design and cofiguration. (see "Management")

Employees

As of Febuary 28, 1998, the Company had one full-time employee and several retained consultants who dedicate a substantial portion of their time toward the affairs of the Company and the full-time equivalent of a number of scientists, most of whom hold Ph.D.'s in physics or electrical engineering or lesser advanced degrees in similar disciplines from the MPL at the City College of New York (see "Research Arrangements with the City University of New York"). None of the employees, retained consultants or contract researchers is governed by any collective bargaining agreement and the relations between the Company and its employees, retained consultants and contract researchers is believed to be satisfactory to the present time.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters are located at 1235 Folkestone Way, Cherry Hill, New Jersey, which is owned by Peter Katevatis, who is Chairman of the Company. Such offices are occupied in accordance with an oral arrangement with Mr. Katevatis pursuant to which the Company is required to pay its porportionate share of maintanance, utilities and taxes. The New York Office is located at the leased "incubator" site at CCNY.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation,  nor to the knowledge of
management  is  any  litigation  threatened  against  the  Company,   which  may
materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending Febuary 28,1998, no matters were submitted to a vote of the Company's security holde

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. The Company's Common Stock is traded on the over-the-counter market under the symbol."MDSC" The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below,as reported by the National Association of Securities Dealers , Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual ransactions.

Fiscal Period                                        Common Stock
-------------                            ----------------------------------
                                         High Bid                   Low Bid
1998

1st  Quarter           5/31/97             0.28                       0.28
2nd Quarter            8/31/97             0.68                       0.43
3rd  Quarter          11/30/97             0.73                       0.52
4th  Quarter           2/28/98             0 9/16                     0.40


1997

1st  Quarter           5/31/96              1-31/32                   1-9/32
2nd Quarter            8/31/96              1-19/32                   15/16
3rd  Quarter          11/30/96              1                         5/8
4th  Quarter           2/28/97              1                         1/2

     (b) Holders. The approximate number of holders of record of the Companys Common Stock and Series A Preferred Stock as of December 4, 1998 were 889 and 8 respectively .

     (c) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.
Talk to Frank B about this..doen to item8  is this all done by aa to go to r&t

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Results of Operations:

Year ending February 28, 1998 compared to year ended February 28, 1997.

     The Company had no revenues during its fiscal years ended February 28, 1998 (its "1998 Fiscal Year") and Feruary 28, 1997 (its "1997 Fiscal Year"). The Company's primary focus was the development of its light-based technology.The Company's technology imbedded in its design and computer related format confirms to year 2000 requirements.

General and administrative expenses decreased approximately 57% or $1,133,000 during its 1998 fiscal year as compared to its 1997 fiscal year. The principle reason for the decrease was in fiscal 1997, various directors and shareholders of the Company, collectively excercised options for 2,763,166 shares of the Company's common stock at no cost in cosideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and,accordingly the Company recorded approximately $691,000 as additional compensation expense. An additional reason for the decrease was in 1997 the Company incurred a compensation change in connection with the amendment of an employment agreement with a key officer, wherby annual compensation was fixed at $100,000 per year. As a result, stock was issued to an officer as additional compensation for the amendment, which increased compensation in the prior year by $353,000 when compared to the current year.

The Company's product development expense decreased approximately 22% or $145,600 during the 1998 fiscal year when compared to the 1997 fiscal year. The Company conducts a number of R&D projects with the City College of CUNY, During the 1998 fiscal year, the Company advanced or accrued approximately $384,000 to CUNY for reimbursment of development costs which approximated the ame amount in 1997. During 1998 the Company decreased its outside consulting approximately $77,000 for costs associated with its Food and Drug Administration applications. There was also a decline in other expenditures approximating $70,000 for cancer research conducted at Sloan-Kettering Institute ($81,000), for patent applications filings and fees($23,000) and an increase in other research and development costs totaling $34,000.

The Company decreased its advertising, travel and marketing expense approximately 13% or $13,700 during its 1998 fiscal year as compared to its 1997 fiscal year. This decreased activity with prospective corporate business "partners" and fund raising efforts is primarily the result of a decline in available funds to conduct these activities.

During fiscal year 1998 The Company concluded that its intangible assets including goodwill and patents should be written-off. As a result, The Company recorded a non-cash charge of $274,675, which represents the difference between the carrying value of these assets and their fair value based on estimated discounted future cash flows.

Other income increased by approximately $152,000 in the 1998 fiscal year when compared to the 1997 fiscal year. The increase was primarily comprised of a $200,000 receipt from Spectrx, Inc., which entered into a no-shop agreement while it studied possible merger, joint venture licensing or other substantial collaboration with the Company by accessing the Company's United States and Japanese patent portfolio and research capabilities for both corporate and world-wide synergy. The no-shop agreement expired on January 18, 1998. The increase was offset by a decline of approximately $48,000 of interest income due to decreased cash balances previously invested in money market funds.

Liquidity and Capital Resources:

     The Company has a deficiency in working capital as of February 28, 1998 of approximately ($890,000) representing a decrease of approximately ($1,080,000) during the 1998 fiscal year. The deficiency is primarily comprised of accruals for professional fees, research and development costs and salaries and wages. The Company's abilty to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

The ability of the Company to generate significant revenues from operations is largely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding.

Management of the Company anticipates that substantial resources will be committed to a continuation of its research and development efforts and to finance government regulatory applications. While management believes that the Company will obtain sufficient funds to satisfy its liquidity and capital resources needs for the short term, no assurances can be given that additional funding, or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis. In the absence of the availability of financing on a timely basis, the Company may be forced to materially curtail or cease its operations. The Company's operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for its products; (iv) the amount of resources which the Company devotes to clinical evaluation and the establishment of marketing and sales capabilities; and (v) the Company's success in entering into, and cash flows derived from, co-promotion arrangements.

Year ended February 28, 1997 Compared to Year ended February 29, 1996

     The Company had no revenues during its fiscal years ended February 28, 1997 (its 1997 fiscal year") and February 129,1996 (its "1996 fiscal year"). The Company's primary focus was the development of its light-based technology.

General and administrative expenses increased approximately 70% or $820,000 during its 1997 fiscal year as compared to its 1996 fiscal year. The principle reason for the increase was in April 1996 various directors and shareholders of the Company, collectively excercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancelation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded approximately $691,000 as additional compensation expense. An additional reason for the increase was in March 1996 the Company incurred a compensation charge in connection with the amendment of an employment agreement wth a key officer, whereby annual compensation was fixed at $100,000 per year for a three year period. As a result, stock was issued to an officer as additional compensation for the amendment which increased compensation approximately $181,000 during the current year when compared to the prior year. The Company also increased its outside consulting approximately $119,000 for costs associated with its Food and Drug Administration applications.

The increases for fiscal 1997 were partially offset by decreases in other consulting fees, professional fees, salaries and license fee income credited against general and administrative expense of $32,000, $54,000, $50,000 and $25,000 respectivily, when compared to the prior year.

The Company's product development expense increased aproximately 80% or $300,400 during the 1997 fiscal year when compared to the 1996 fiscal year. The Company conducts a number of R&D projects with the City College of the City University of New York. During the 1997 fiscal year the Company advanced or accrued aproximately $384,000 to CUNY for reimbursement of development costs. In addition, increases were also attributable to research conducted at Sloan
Kettering Institute for cancer research and to patent appication filings and fees.

The Company increased its advertising, travel and marketing expense approximately 34% or $24,700 during its 1997 fiscal year as compared to its 1996 fiscal year. This reflects increased activity with prospective corporate business "partners" and increased fund-raising efforts.

The improvement in net interest income of $62,000 to income of $9,000 in the 1996 fiscal year is due to increased cash balances invested in money market funds, derived from a prior private placement.

Liquidity and Capital Rsources:

     The Company's working capital as of February 28, 1997 was a positive ($189,000") representing an increase of approximately $580,000 during the 1997 fiscal year. During fiscal 1997, the Company successfully completed a private placement offering of 2,666,667 shares of its comon stock for proceeds to the Company of approximately $2,000,000. The Company's ability to maintain its operations throughout its hstory has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

ITEM 7. FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mediscience Technology Corp.:

We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. (a New Jersey corporation) and subsidiary as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiary as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

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





Roseland, New Jersey
November 5, 1998

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS -- FEBRUARY 28, 1998 AND 1997


                  ASSETS                                                      1998             1997
                                                                         ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2) ..............................     $     21,240      $    678,397
   Other assets ....................................................           17,123            31,664
                                                                         ------------      ------------

                Total current assets ...............................           38,363           710,061

EQUIPMENT, net of accumulated depreciation of $177,574 and
   $150,820 in 1998 and 1997, respectively (Note 2) ................           26,404            40,275

INTANGIBLES, net of amortization of $198,725 in 1997 (Note 10) .....                0           300,283
                                                                         ------------      ------------

                Total assets .......................................     $     64,767      $  1,050,619
                                                                         ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ................................................     $     30,860      $    101,313
   Accrued liabilities (Note 4) ....................................          897,926           419,549
                                                                         ------------      ------------

                Total current liabilities ..........................          928,786           520,862
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 2, 3, and 8):
   Preferred stock, $.01 par value; authorized 50,000 shares-
     Series A preferred stock; issued and outstanding 2,074 shares
       (preference on liquidation $20,740) .........................               21                21
   Common stock, $.01 par value; authorized 39,950,000 shares;
     issued and outstanding 34,943,618 and 34,691,952 shares in 1998
     and 1997, respectively ........................................          349,436           346,920
   Additional paid-in capital ......................................       17,573,096        17,430,196
   Accumulated deficit .............................................      (18,786,572)      (17,247,380)
                                                                         ------------      ------------

                Total stockholders' equity (deficit) ...............         (864,019)          529,757
                                                                         ------------      ------------

                Total liabilities and stockholders' equity (deficit)     $     64,767      $  1,050,619
                                                                         ============      ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997

                                          AND FEBRUARY 29, 1996


                                                            1998              1997              1996
                                                        ------------      ------------      ------------
NET SALES .........................................     $          0      $          0      $          0

COST OF SALES .....................................                0                 0                 0
                                                        ------------      ------------      ------------

                Gross profit ......................                0                 0                 0
                                                        ------------      ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSE
   (Notes 2, 3 and 4) .............................          864,485         1,997,422         1,177,006

PRODUCT DEVELOPMENT EXPENSE .......................          529,551           675,178           374,781

ADVERTISING, TRAVEL AND MARKETING
   EXPENSE ........................................           84,625            98,331            73,599

WRITE-OFF OF INTANGIBLES (Note 10) ................          274,675                 0                 0
                                                        ------------      ------------      ------------

                Total expenses ....................        1,753,336         2,770,931         1,625,386
                                                        ------------      ------------      ------------
OTHER INCOME:
   Interest income, net ...........................          (14,144)          (62,475)           (9,042)
   Other income (Note 9) ..........................         (200,000)                0                 0
                                                        ------------      ------------      ------------

                Total other income ................         (214,144)          (62,475)           (9,042)
                                                        ------------      ------------      ------------

                Net loss ..........................     $  1,539,192      $  2,708,456      $  1,616,344
                                                        ============      ============      ============

BASIC LOSS PER COMMON SHARE (Note 6) ..............     ($       .04)     ($       .08)     ($       .06)
                                                        ============      ============      ============

DILUTED LOSS PER COMMON SHARE (Note 6) ............     ($       .04)     ($       .08)     ($       .06)
                                                        ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6)
                                                          34,893,011        33,908,028        26,261,301
                                                        ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                             MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997 AND FEBRUARY 29, 1996



                                                                                 Preferred                           Common
                                                                                   Stock                              Stock
                                                                                 Number of        Preferred         Number of
                                                                                   Shares           Stock            Shares
                                                                                ------------     ------------     ------------
BALANCE, February 28, 1995 ................................................            2,074     $         21       23,540,625

   Issuance of common stock for cash ......................................                0                0        3,393,000
   Exercise of options and warrants for common stock ......................                0                0          323,750
   Issuance of common stock for legal and consulting services rendered ....                0                0          392,500
   Stock issued to officer as additional compensation .....................                0                0          824,580
   Cash received in advance for stock issuance in March 1996 ..............                0                0                0
   Net loss for the year ended February 29, 1996 ..........................                0                0                0
                                                                                ------------     ------------     ------------

BALANCE, February 29, 1996 ................................................            2,074               21       28,474,455

   Collection of stock subscription receivable ............................                0                0                0
   Issuance of common stock for cash in connection with a private placement                0                0        2,666,667
   Stock issued upon exercise of stock options at no cost .................                0                0        2,843,166
   Stock issued to officer as additional compensation .....................                0                0          602,664
   Exercise of warrants for common stock ..................................                0                0          100,000
   Issuance of common stock for consulting services .......................                0                0            5,000
   Net loss for the year ended February 28, 1997 ..........................                0                0                0
                                                                                ------------     ------------     ------------

BALANCE, February 28, 1997 ................................................            2,074               21       34,691,952

   Issuance of common stock for services ..................................                0                0           85,000
   Stock issued to a director at no cost ..................................                0                0          166,666
   Net loss for the year ended February 28, 1998 ..........................                0                0                0
                                                                                ------------     ------------     ------------

BALANCE, February 28, 1998 ................................................            2,074     $         21       34,943,618
                                                                                ============     ============     ============

                                             MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997 AND FEBRUARY 29, 1996
                                                            (continued)



                                                                                                                     Common
                                                                                                   Additional         Stock
                                                                                    Common           Paid-in      Subscriptions
                                                                                    Stock            Capital        Receivables
                                                                                ------------     ------------     -------------
BALANCE, February 28, 1995 ................................................     $    235,406     $ 12,725,891     $          0

   Issuance of common stock for cash ......................................           33,930          839,320                0
   Exercise of options and warrants for common stock ......................            3,238          113,638          (18,750)
   Issuance of common stock for legal and consulting services rendered ....            3,925          276,075                0
   Stock issued to officer as additional compensation .....................            8,246          300,972                0
   Cash received in advance for stock issuance in March 1996 ..............                0           20,000                0
   Net loss for the year ended February 29, 1996 ..........................                0                0                0
                                                                                ------------     ------------     ------------

BALANCE, February 29, 1996 ................................................          284,745       14,275,896          (18,750)

   Collection of stock subscription receivable ............................                0                0           18,750
   Issuance of common stock for cash in connection with a private placement           26,666        1,953,333                0
   Stock issued upon exercise of stock options at no cost .................           28,432          662,360                0
   Stock issued to officer as additional compensation .....................            6,027          484,657                0
   Exercise of warrants for common stock ..................................            1,000           49,000                0
   Issuance of common stock for consulting services .......................               50            4,950                0
   Net loss for the year ended February 28, 1997 ..........................                0                0                0
                                                                                ------------     ------------     ------------

BALANCE, February 28, 1997 ................................................          346,920       17,430,196                0

   Issuance of common stock for services ..................................              850          102,900                0
   Stock issued to a director at no cost ..................................            1,666           40,000                0
   Net loss for the year ended February 28, 1998 ..........................                0                0                0
                                                                                ------------     ------------     ------------

BALANCE, February 28, 1998 ................................................     $    349,436     $ 17,573,096     $          0
                                                                                ============     ============     ============

                           MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997 AND FEBRUARY 29, 1996
                                           (continued)


                                                                                  Accumulated
                                                                                    Deficit
                                                                                  ------------
BALANCE, February 28, 1995 ................................................       ($12,922,580)

   Issuance of common stock for cash ......................................                  0
   Exercise of options and warrants for common stock ......................                  0
   Issuance of common stock for legal and consulting services rendered ....                  0
   Stock issued to officer as additional compensation .....................                  0
   Cash received in advance for stock issuance in March 1996 ..............                  0
   Net loss for the year ended February 29, 1996 ..........................         (1,616,344)
                                                                                  ------------

BALANCE, February 29, 1996 ................................................        (14,538,924)

   Collection of stock subscription receivable ............................                  0
   Issuance of common stock for cash in connection with a private placement                  0
   Stock issued upon exercise of stock options at no cost .................                  0
   Stock issued to officer as additional compensation .....................                  0
   Exercise of warrants for common stock ..................................                  0
   Issuance of common stock for consulting services .......................                  0
   Net loss for the year ended February 28, 1997 ..........................         (2,708,456)
                                                                                  ------------

BALANCE, February 28, 1997 ................................................        (17,247,380)

   Issuance of common stock for services ..................................                  0
   Stock issued to a director at no cost ..................................                  0
   Net loss for the year ended February 28, 1998 ..........................         (1,539,192)
                                                                                  ------------

BALANCE, February 28, 1998 ................................................       ($18,786,572)
                                                                                  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997

                                          AND FEBRUARY 29, 1996

                                                              1998             1997             1996
                                                          -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................     ($1,539,192)     ($2,708,456)     ($1,616,344)
                                                          -----------      -----------      -----------
   Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation .................................          26,754           32,215           33,522
       Amortization .................................          25,608           25,600           25,600
       Write-off of intangibles .....................         274,675                0                0
       Stock issued for consulting services and
         interest ...................................         103,750            5,000          280,000
       Stock issued upon exercise of stock options
         at no cost .................................               0          690,792                0
       Stock issued to a director at no cost ........          41,666                0                0
       Stock issued to officer as additional
         compensation ...............................               0          490,684          309,218
       Changes in assets and liabilities-
         Decrease (increase) in other assets ........          14,541          (31,664)           4,564
         (Decrease) increase in accounts payable ....         (70,453)          84,528           12,790
         Increase (decrease) in accrued liabilities .         478,377          (64,203)          20,248
                                                          -----------      -----------      -----------

                Total adjustments ...................         894,918        1,232,952          685,942
                                                          -----------      -----------      -----------

                Net cash used in operating activities        (644,274)      (1,475,504)        (930,402)
                                                          -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES --
   Purchase of fixed assets .........................         (12,883)          (5,009)          (6,426)
                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in stock subscription receivable ........               0           18,750                0
   Proceeds from issuance of common stock, net of
     costs ..........................................               0        2,029,999          991,376
                                                          -----------      -----------      -----------

                                                                    0        2,048,749          991,376
                                                          -----------      -----------      -----------

                Net (decrease) increase in cash .....        (657,157)         568,236           54,548

CASH AND CASH EQUIVALENTS, beginning of
   year .............................................         678,397          110,161           55,613
                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year ..............     $    21,240      $   678,397      $   110,161
                                                          ===========      ===========      ===========

                               MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997

                                          AND FEBRUARY 29, 1996
                                               continued)




                                                                   1998            1997            1996
                                                                 --------        --------        --------
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Common stock was issued for the following-
       Legal and consulting services rendered ...........        $103,750        $  5,000        $280,000
       To officer as additional compensation ............          41,666         490,684         309,218
                                                                 --------        --------        --------

                                                                 $145,416        $495,684        $589,218
                                                                 ========        ========        ========


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

       The Company is subject but not limited to a number of risks similar to those of other companies at this stage of development, including dependence on key individuals, the development of commercially usable products and processes, competition from substitute products or alternative processes, the impact of research and product development activity, competitors of the Company, many of whom have greater financial or other resources than those of the Company, the uncertainties related to technological improvements and advances, the ability to obtain adequate additional financing necessary to fund continuing operations and product development and the uncertainties of future profitability. The Company expects to incur substantial additional costs before beginning to generate income from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance. Although the Company was able to obtain additional financing in April 1996 (Note 8), substantial additional financing is needed by the Company.

       On April 21, 1997, the Company announced a joint collaboration agreement with General Electric Company ("GE") and the Research Foundation of the City University of New York ("CUNY") to develop proprietary imaging technology for medical purposes. The development and commercialization of non x-ray based optical mammography and optical tomography products with greater effectiveness, decreased side effects and improved cost efficiencies are the objective of this collaboration. The collaboration will focus on noninvasive methods to image subsurface tumors in the breast, brain, etc. CUNY, through a NSASA Institutional Research Award, through a Navy grant, and through the New York State HEAT program, anticipates more than $3,800,000 of funding over a five year period to support this collaboration agreement. GE did not disclose the amount it intends to spend on the development and commercialization of the Company's proprietary technology. To date no funding has been received pursuant to this collaboration agreement.

       The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets, liabilities and commitments in the normal course of business. The Company has no revenues, incurred substantial net losses and has an accumulated deficit through February 28, 1998. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

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

       Cash and Cash Equivalents-

         Cash and cash equivalents include cash held in banks and mutual funds and is stated at cost, which approximates market. For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

       Equipment-

         Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years.

       Long-Lived Assets-

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. (see
         Note 11 for write-off of intangibles)

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

       Pursuant to the terms of an employment agreement, Mr. Hugill, was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock (Note 8), and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were cancelled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July, 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. In addition, the Company issued 50,000 shares of common stock to Mr. Hugill upon his termination. The Company recorded $37,500 as compensation expense for the fair value of the shares issued.

       In February 1997, Mr. Katevatis resumed the role as President and Chief Executive Officer. Accordingly, the employment Agreement with Mr. Katevatis was amended for an annual salary of $200,000 per year for the next three years.

       Legal services rendered by Mr. Katevatis amounted to $50,000 for each of the three years ended February 28, 1998. These amounts have been charged to operations.

(4)  ACCRUED LIABILITIES:

       Accrued liabilities consist of the following-

                                                         1998             1997
                                                      --------          --------

         Legal and professional fees                  $240,350          $194,700
         Research and development (see Note 7)         485,141           224,849
         Salaries and wages                            172,435                 0
                                                      --------          --------

                                                      $897,926          $419,549
                                                      ========          ========

(5)  INCOME TAXES:

       The Company accounts for income taxes in accordance with SFAS 109. Under SFAS 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by currently enacted tax laws and rates. As of February 28, 1998, the Company has operating loss carryforwards of approximately $11,000,000 which may be used to reduce future income subject to income taxes and expire in various amounts from 1999 to 2013. As of February 28, 1998 and February 28, 1997, the Company had a deferred tax asset of approximately $3,800,000 and $3,600,000, respectively, for which valuation allowances for the entire amounts were provided.

(6)  LOSS PER COMMON SHARE:

       Effective for the year ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

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

       The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York ("CCNY") under a contract which is renewed annually. The Company has funded CCNY approximately $402,000, $384,000 and $220,000 for each of the twelve-month periods ending May 31, 1998, 1997 and 1996.

       On July 1, 1994, the Company entered into a Research Agreement with Sloan-Kettering Institute for Cancer Research and the Company has agreed to fund $100,000 towards such efforts. The Company funded $80,000 and $20,000 in fiscal 1996 and 1995, respectively.

       In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid during the three year period ended February 28, 1998.

       In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid during the three year period ended February 28, 1998.

(8)  STOCKHOLDERS' EQUITY:

       Preferred Stock-

         The Company is authorized to issue 50,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by shareholders. The Board of Directors has designated 2,074 shares of preferred stock as series A preferred stock, all of which series is issued and outstanding as of February 28, 1998. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

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

       Private Placement Offerings-

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

       Common Stock Issued for Service-

         During fiscal 1998, 1997 and 1996, respectively, the Company issued 85,000, 5,000 and 392,500 shares, respectively, of restricted common stock for various legal and consulting services provided to the Company. The number of shares issued were determined based on the fair market value of the services provided.

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

         In April 1996, Messrs. Katevatis, Kouvatis, Kennedy and Armstrong, directors and stockholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded $690,792 as additional compensation expense.

         In May 1997, Mr. Kraum, a director and stockholder of the Company, was issued 166,666 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 200,000 options he held. The Company recorded $41,666 as additional compensation expense in connection with the issuance of the stock.

         Stock option activity during the three year period ended February 28, 1998, was as follows-

                                                                       Weighted
                                                                        Average
                                                      Exercise          Exercise
                                       Shares        Price Range          Price
                                     ----------      -----------        --------
  Outstanding, February 28, 1995      3,910,748      $0.25-$2.00        $   0.36

  Granted ......................        200,000      $      1.00        $   1.00
  Exercised ....................       (180,000)     $      0.25        $   0.25
                                     ----------      -----------        --------

  Outstanding, February 29, 1996      3,930,748      $0.25-$2.00        $   0.40

  Exercised ....................     (2,843,166)     $      0.25        $   0.25
  Cancelled ....................       (652,582)     $0.25-$1.00        $   0.48
                                     ----------      -----------        --------

  Outstanding, February 28, 1997        435,000      $1.00-$2.00        $   1.25

  Cancelled ....................       (200,000)     $      1.00        $   1.00
                                     ----------      -----------        --------

  Outstanding, February 28, 1998        235,000      $1.00-$2.00        $   0.95
                                     ==========      ===========        ========

       Stock Warrants-

         Stock warrant activity during the three year period ended February 28, 1998, was as follows-

                                              Shares         Exercise
                                            Available       Price Range
                                            ---------      -------------
        Outstanding, February 28, 1995        392,162      $.50 - $1.20

        Granted ......................      1,025,000
        Exercised ....................       (143,750)     $        .50
                                           ----------      ------------

        Outstanding, February 29, 1996      1,273,412      $.50 - $1.20

        Granted ......................        873,220      $       1.00
        Exercised ....................       (100,000)     $        .50
                                           ----------      ------------

        Outstanding, February 28, 1997      2,046,632      $.50 - $1.20
                                           ----------      ------------

        Outstanding, February 28, 1998      2,046,632      $.50 - $1.20
                                           ==========      ============

(9)    OTHER INCOME:

         On October 20, 1997 the Company entered into a 90 day "no shop" agreement with SpectRx, Inc. Norcross Ga., a developer of products for less invasive and painless alternatives to blood tests for glucose monitoring, diabetic screening, and infant jaundice based on proprietary technology for the consideration of $200,000. This was to enable discussions toward a merger, joint venture licensing or other substantial collaboration with the Company by accessing the Company's United States and Japanese patent portfolio and research capabilities for both corporate and world-wide synergy. On January 18, 1998 the no shop agreement expired. The Company has recorded the $200,000 as other income in the accompanying statement of operations.

(10) WRITE-OFF OF INTANGIBLES:

         Applying the criteria established by Statement of Financial Accounting Standards No. 121, Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company concluded that certain intangible assets including goodwill and patents were impaired. Goodwill of $460,000 represented the excess of the purchase price over the net assets acquired in the acquisition of Laser and was being amortized over twenty years, using straight-line method. As a result of the impairment, the Company recorded a non-cash charge of $274,675, which represents the difference between the carrying value of these assets and their fair value based on estimated discounted future cash flows. The circumstances that led to this impairment relate primarily from the Company's inability to generate revenue.




ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
               FINANCIAL DISCLOSURE----None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16 (A) OF THE EXCHANGE ACT

                             Officers and Directors

The directors, executive officers and significant employees of the Company are:

Name                          Age                     Position
----                          ---                     --------

Peter Katevatis                64        Chairman of the Board, Chief Executive
                                         and Treasurer

John M. Kennedy                61        Vice President and Secretary

William Armstrong              81        Director

Mathew Culligan                78        Director

Michael N. Kouvatas            71        Director

John P. Matheu                 76        Director

Clarence Z. Wurts              57        Director


Directors hold office until the next annual sharholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors

     Peter Katevatis has served as Chairman of the Board of Directors since 1993. He served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia Penna. and Marlton New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersy State's Police and Firemans Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December , 1992. He is also a member of the American Arbitration Association and a member of the National District Attorney's Association.

     John M. Kennedy currently serves a Vice President and Secretary of the Company, as well as being a director of the Company since 1982. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as secretary since 1986. Mr. Kennedy is Chairman of the Board, Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the elctronics industry located in Somerdale, New Jersey. Mr. Kennedy also was a director of First Peoples Bank of New Jersy from 1979 and served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank.

     William W. Armstrong has served as a director of the Company since 1978. He has been in retirement since 1982 following a 36 year career as a research scientist with Pfizer Inc, a world wide health care, personal care and specialty chemicals manufacturer headquartered in New York City. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer concerning programs involved with disperse systems and complex liquids his field of expertise. He has been awarded 14 patents concerned in general with therapeutic agent dosage delivery systems.

     Mathew Culligan has served as a director of the Company since March, 1990. Since 1988, Mr. Culligan has served as Chairman and Chief Executive of Culligan/Kahn Associates, a broadcast production company located in New York, New York. Mr. Culligan, in 1984 founded Enviornmental Monitor, a non-profit organization dedicated to providing a computerized service of enviornmental conditions and currently serves as its Chairman. Mr. Culligan has at various times during his career, served as Presdent of the NBC Radio Network; Exective Vice President of NBC Television; Chairman of the Mutual Broadcasting Company; and as Chairman and President of Curtis Publishing Inc., the publisher of among other periodicals, Saturday Evening Post, Ladies Home Journal and Holiday. Mr. Culligan has also been the author of twelve published books and was the creator of two television shows.

     John P. Matheu has served as a director of the Company since July , 1996. Mr Matheu is currently general partner and co-founder of MATCO & Associates, a firm speciaizing in providing managment consulting services to decision makers in biopharmaceutical, medical devices and health care firms. Previously, he was employed by Pfizer Inc. during which time he held a wide range of managemnt positions primarily in distribution, marketing and sales. As Vice President, he established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories 800 person field sales force, its hospital marketing group and its training department. He left Pfizer in 1984 and founded Matheu Associates, a management consulting firm.

     Michael N. Kouvatas has served as a Director of the Company since 1971. For the past 10 years Mr. Kouvatas has been an attorney with offices in Haddonfied
New Jersey and additionally is a pricipal in various food operations in the Southern New Jersey area.

     Clarence Z. Wurts has served as a Director of the Company since July ,1996. Mr. Wurts is founder, President and CEO of Philadelphia Investors Ltd., a full service regional investment bank. Previously, he was President and director of Edard C. Rorer &o., Inc. and a Partner of Alex Brown & Sons.

There are no family relationships among directors and, to the knowledge of the Company, there have been no legal proceedings or judgments during the past five years which would be material to the evaluation of the ability and integrity of any director.

     Scientific Advisory Board

The Scientific Advisory Board's Chairman is Dr. Robert R. Alfano distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology and a principal stockholder of the Company. He supervises the research and development of the Company's cancer diagnostic technology and is principal investigator at CCNY. Since 1972, he has been affiliated with the Physics Department of CCNY. He presently directs the institute for Ultrafast Spectroscopy and Lasers and the Photonics Engineering Laboratories at City College. From 1964 to 1972, he was a member of the technical staff of General Telephone & Electronics Laboratories. Dr. Alfano received an Alfred P. Sloan

Fellowship Research corporation Award and was made a Fellow of the American Physical Society in 1976. In 1983 he received the Outstanding Italian-American Award for Science. In May, 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultrafast phenomena. He has been a consultant to several major corporations including GTE, Clairol, Phillips Dental and Hamamatsu Photonics. Dr. Alfano is on the advisory board of Photonics Spectra Magazine. He is a reviewer for prestigeous professional journals in the fields of physics, optics, photobiology, photochemistry and biophysics. He received his B.S. and M.S. degrees in Physics from Fairleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D in Physics from New york University in 1972.

Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principle investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, overesees the pilot study of tissue autofluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles. papers, books and chapters, and abtracts. He was awarded a Bathelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April ,1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metrolpolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

Each member of the Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share.

ITEM 10. EXECUTIVE COMPENSATION

     The followinfg sets forth a summary of compensation paid or accued to the executive officers of the Company or fiscal years ending Febuary, 28,1998, Febuary 28, 1997 and Febuary 28, 1996 whose compensation exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

Name and                 Year ended                            Other Annual
Principle Position      Feb. 28 (29)       Salary              Compensation
------------------      ------------       ------              ------------
Peter Katevatis              1998         $200,000              $ 64,865 (2)
Chairman and Chief           1997         $100,000 (1)          $523,231 (2)
Executive Officer            1996         $208,578 (1)          $ 64,176 (2)

--------------------

(1)  See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes payment to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ending Febuary 28,1998 Febuary 28,1997, Febuary 28,1996 (fiscal years 1998,1997,1996 respectively). and fringe benefits under his employment agreement for automobile expense of $6,000 , automobile insurance of $2,856 and health insurance of $ 4,800 paid during 1998. Contract benefits paid in 1997 automobile expense $12,721, automobile insurance $2,155 and health insurance $4,470. Conract benefits paid in 1996, automobile expense $4,928, automobile insurance $2,155, health insurance $7,093. Also inclused $453,184 of stock compensation expense. See
     Note 3 to Notes to Consolidated Statements.


Option Excercises and Holdings

In April 1996, Messrs. Katevatis, Kouvatas, Kennedy and Armstrong, directors and shareholders of the Company, collectively excercised options for 2,763,166 shares ofthe Company's common stock at no cost in cosideration for the cancellation of the remaining 452,582 options held by these individuals. The excersise price for these options was $0.25 per share and accordingly, the Company recorded $690,792 as additional compenation expense.

The folowing table provides information regarding the number of shares covered by both exercisable and non-execisable stock options held by the Company's executive officers at Febuary 28, 1998 (ses Notes to Consolidated Statements). In addition the following table sets forth the values for "in-the-money" options, which represent the positive spread between the exercise price of the existing options and $________________ which was the closing price for the Company's Common Stock in the over-the-counter market on Febuary 28, 1998.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

Number of shares underlying                      Value of unexercised
unexercised options at year end             in-the-money options at year end
-------------------------------             --------------------------------
  Exercisable       Unexercisable          Exercisabe             Unexercisable
  -----------       -------------          ----------             -------------
      0                   0                    0                        0

The Company does not have any other contigent forms of compensation for officers and directors, including any pension,retirement, stock bonus or other compensation plan. No compensation has been paid to any individual for services rendered as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 4, 1998 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director and (iii) the ownership of the Common Stock by all exective officers and directors of theCompany as a group. Except as otherwise indicated, each of the stokholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:

                                            Amount of Beneficial         Percentage of
Name and Address                                 Ownership                  Class
----------------                                 ---------                  -----
Peter Katevatis
P.O. Box 598
Woodcrest Cherry Hill NJ,  08003         4,725,595 (1)(2)(3)(4)(5)(12)       13.4%

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083                  2,677,933 (5)(6)(12)                 7.6

William W.Armtsrong
P.O Box 607
Tupper Lake, NY 2986                       355,200 (5)(7)(12)                 1.0

Michael Kouvatas
27 Kings Highhway
East Haddonfield NJ 08033                  684,666 (5)(8)(12)                 1.9

Mathew Culligan
410 East 65 Street
New York, NY 10021                          20,000 (10)                     0.006

Robert C. Miller
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                               0 (14)                      0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                       1,414,000 (11)                      4.02

All directors and officers as a group
7 persons                                8,770,894 (13)                      24.9

---------------------

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

(4) Excludes 50,000 shares owned by Mr. Katevatis's daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership.

(5) On December 13, 1985 the Company granted stock options at an exercise price of $0.25 per share to the following Officers and Directors in exchange for cancellation of certain of the Company's accrued indebtedness to such persons, portions of which were assigned as follows: Mr. Katevatis received options to purchase 4,400,000 shares (2,200,000 of which were assigned by Mr. Katevatis to Mr. Kennedy); Winston Frost, a former Director, received options to purchase 476,000 shares, 238,000 of which were assigned by Mr. Frost to Mr. Armstrong; and Mr. Kouvatas received options to purchase 560,000 shares.

(6) Includes the issuance of a net of 1,833,333 restricted shares acquired by Mr. Kennedy pursuant to the excercise of stock options described in footnots (5) and (12). Also includes 100,000 shares registered in the name of Mr. Kennedys wife

(7) Includes the issuance of a net of 65,000 restricted shares acquired by Mr. Armstrong pursuant to the excercise of stock options described in footnotes
     (5) and

(12) Also included are 6,000 shares regisered in the name of Mr. Armstrong's wife.

(8) Includes the issuance of a net of $466,666 restricted shares acquired by Mr. Kouvatas pursuant to the exercise of stock options describe in footnotes (5) and (12).

Also included are; 14,000 shares owned by Mr. Kouvatas's wife; 6000 shares for which Mr. Kouvatas is custodian for three (3) of his children and 36,000 shares for which Mr. Kouvatas's daughter is custodian for her two children under the New Jersey Uniform Gift to Minors Act; and 30,000 shares registered in the names of each his children.

(9) Includes the issuance of a net of 166,666 shares acquired by Mr Krumm pursuant to the excercise of stock options on May 1, 1997; also includes 6,000 shares registered in the name of his wife's IRA.

(10) Includes 20,000 shares which may be acquired by Mr. Culligan at $2.00 per share pursuant to immediately excercisable stock options.

(11) Includes 44,000 shares owned by Dr. Alfano's daughter and 44,000 shares held by Dr. Alfano's wife in trust for their minor son.

(12) In April 1996, Messrs. Katevatis, Kouvatas, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancelation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and accordingly,the Company recorded $690,792 as additional compensation expense.

(13) Includes the shares described in notes (1), (6), (7), (8), (9) and (10) above.

(14) Excludes 3,041,500 shares beneficially owned by Allen & Company, Incorporated, (8.5%- includes 1,041,500 warrants) as reflected in Amendment No. 4 to their Schedule 13G filed Febuary 11, 1998. Mr. Miller is a vice president and a director of Allen & Company, Incorporated.

(15) See Note 3 of Notes to Consolidated Financial Statements.

The foregoing table does not include options granted to former placement agents of the Company's securities to purchase 111,912 shares of Cmmon Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ending Febuary 28, 1989, the Company ratified and confirmed a prior letter agreement granting Pepco Manufacturing Co. a right of first refusal for any and all manufacturing either for or through the Company for a ten year period ending October 29, 1997. The terms and provisions of such arrangements will be at least as favorable to the company as would otherwise be available from unaffiliated third parties. The Chairman of the Board of Pepco Manufacturing Co. is John M. Kennedy, who serves as an officer and director of the Cmpany. In the event of an opportunity for a business arrangement with a major marketing co-developer involving manufacture as well. Pepco has consented to relinguish its right of first refusal in the best interests of the Company.

On December 1, 1988, the Company acquired from Dr. Robert Alfano, a principle stockholder of the Company and Chairman of the Scientific Advisory Board, all of the issued and outstanding stock of Laser Diagnostic Instruments, Inc. whose only asset was US patent number 4,930,516 (previously defined as "LDI") in exchange for 1,500,000 shares of the Company's Common Stock. Additionaly, LDI is under an obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in patent number 4,930,516 to Michelle Alfano, Dr. Alfano's daughter. In April, 1992 the Company entered into a five (5) year Consulting Agreement with Dr. Alfano. By letter Agreement, dated August 5, 1995, the Company extended his Employment Agreement to March 5, 2002 under the same terms and conditions. Pursuant to the terms of such Consulting Agreement, Dr. Alfano is to be paid a consulting fee of no less that $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business.. The Consulting Agreement further provides that Dr. Alfano is to paid a bonus and fringe benefits in accordance with policies and formulas applied to the key executives of the Company.

Ronald Krumm, resigned from the Board of Directors effective August 18, 1998. Herbert L. Hugill terminated his tenure as President /CEO January 31, 1998, whereupon Mr. Katevatis re-assumed those responsibilities, and Mr. Hugill resigned from the Board of Directors effective March 6, 1998.

Peter Katevatis Pres/CEO and Dr. Alfano principle scientific advisor have agreed to forbear any and all collection action against Mediscience for accrued salary and related contractually entitled items including forgiveness of interest in exchange for the option of coverting such accrued debts into MTC common stock on the basis of (0.25 cents), which is above the average High Bid price on June 9 through the 12th 1998, which was 0.15 cents. Said option to be unlimited in duration. Should MTC receive funding Katevatis and Alfano may elect to receive all or part of such accrued debt in cash/shares. This right shall be assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the corporate debt accrued and owing to Katevatis/Alfano.
This offer by Katevatis/Alfano was unanimously accepted by the Board of Directors December 4, 1998.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
(a) Exhibits.

10.01 Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis. (1)

10.02 Consulting Agreement dated April 21, 1992 between the Registrant and Dr. Robert R. Alfano (2)

10.03 Extension Agreement between the Registrant and City College of the City of New York (3)

10.04 Research Proposal to Registrant submitted jointly by the City Colloge of the City University of New York and the Research Foundation of the City University of New York (4)

10.07 Agreement dated December 1, 1988 by and among the Registrant, Laser Diagnosis and Robert Alfano, as amended and modified on October 24, 1988 (7)

10.08 Research Agreement between the Research Foundation of the City University of New York and the Registrant dated as of June 1, 1992 (9)

10.10 License Agreement between Virginia Commenwealth University and the Registrant (10)

10.11 Letter Agreement between Memorial Hospital for Cancer and Allied Diseases and the Registrant dated March 30, 1993amending Clinical Trial Agreement dated June 1, 1992 (11)

10.12 Amendment No. 3 to Agreement between the Registrant and City College of the

City University of New York

10.13 Research Agreement effective July 1, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research (12)

10.14 License Agreement between Yale University and the Registrant dated May 4, 1993

10.15 License Agreement between Yale University and the Registrant dated November 30, 1993

10.16 Research Agreement effective July 1,1994 between thr Registrant and the Trustees of Columbia University in the City of New York (13)

10.17 Research Agreement effective July 1, 1994 between Registrant and the Free University, Amsterdam N.V. (14)

10.18 Microbial Detection protocal dated August 15,1994 between and the Registrant and Merck & Co. (15)

10.19 Collaborative Research Agreement effective September 23, 1994 btween the Registrant and General Electric Company (16)

10.20 SBIR Grant Award effective September September 30,1994 between the Registrant and the National Institutes of Health (17)

10.21 Award/Contract effective September 30, 1994 between the Registrant and the U.S. Army Medical Research Acquisition Activity (18)

10.22 Clinical Trial Agreement effective December 1, 1994 between the Registrant and the General Hospital Corporation, d.b.a.Massachusetts General Hospital (19)

10.23 Investment Banking Agreement effective August 8, 1995 between the Registrant and Allen & Company Incorporated (20)

10.24 Employment Agreement between the Registrant and H.L Hugill effective January 18, 1996 (21)

10.25 Collaborative Research Agreement effective June 15, 1996 between the Registrant, Mallinckrodt Medical Inc. and the Research Foundation of the City

University of New York (22)

10.26 Investigational Device Exemption ganted January 3, 1997 by the U.S Food and Drug Administration (FDA) (23)

10.27 Employment Agreement Extension efective January 17, 1997 between the Regisrant and H.L.Hugill (24)

10.28 Research Agreement effective April 21, 1997 among the Registrant, General Electric Co, and the Research Foundation of the City University of New York (25)

(b) Reports on Form 8-K

See Exhibit 10.25
Collaborative Research Agreement effective June 15, 1996 between the Registrant, Mallinckrodt Medical Inc. and the Research Foundation of the City University of New York. (22)

See Exhibit 10.26
Investigational Device Exemption granted January 6, 1997 by the U.S. Food and Drug Administration (FDA) (23)

See Exhibit 10.27
Employment Agreement effective January 17, 1997 between the Registrant and H.L. Hugill (24)

See Exhibit 10.28

Research Agreement effective April 21, 1997 with General Electric Company and the Research Foundation ofthe City University of New York (25)
------------------

(1) Filed as Exhibit 10.1 to Registrant's Annual Reort on Form 10-K for the fiscal year ended February 28, 1993
(2) Filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993
(3) Filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28,1993
(4) Filed as Exhibit 10.1 to registrant's Annual Report 10-K for the fiscal year ended February 28, 1989 and incorporated by reference thereto.
(5) Filed as Exhibit 10.3 to Registrant's registration Statement on Form S-1 filed on July 5, 1991 and incorporated herein by reference thereto.

(6) Filed as Exhibit 10.3 to Registrant's Annual Reporton Form 10-K for the fiscal year ended February 28, 1987 and incorporated by reference thereto.
(7) Filed as Exhibit 10.5 to Registrant's Registration Statement on Form S-1 filed on July 5,1991 and incorporated herein by reference thereto.
(8) Filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-1 filed on August 24,1992 and incorporated by reference hereto.
(9) Filed as Exhibit 10.9 to Registrant's Registration Statement on Form S-1 filed on August 24, 1992 and incorporated herein by reference hereto.
(10) Filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.
(11) Filed as exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1993.
(12) Filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 195.
(13) Filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.
(14) Filed as Exhbit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.
(15) Filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.
(16) Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal yearended February 28, 1995.
(17) Filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.
(18) Filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year February 28, 1995.
(19) Filed as Exhibit 10.22 to Registrants Annual Report on Form 10-K for the fiscal year February 28, 1995.
(20) Filed as Exhibit A to Registrant's current report on Form 10-K dated September 23, 1995.
(21) Filed as Exhibit A to Registrant's current report on Form 10-K dated April 23, 1996.
(22) Filed as Exibit A to Registrant's curent report on Form 8-K dated June 15, 1996.
(23) Filed as Exhibit A to Registrant's current report on Form 8-K dated January 6, 1997.
(24) Filed as Exhibit A to Registrant's current report on Form 8-K dated Jan 13, 1997
(25) Filed as Exhibit A to Registrants current report on Form 8-K dated January 28, 1997
(26) Filed as Exhibit A to Registrant's current report on Form 8-K dated April 21, 1997.
(27) Filed as Exhibit A to Registrant's current report on Form 8-K dated May 16.1997
(28) Filed as Exhibit A to Registrant's current report on Form 8-K dated Oct 21, 1997
(29) Filed as Exhibit A to Registrant's current report on Form SC13G dated Feb 12, 1998
(30) Filed as Exhibit A to Registrant's current report on Form 8-K dated April 8, 1998
(31) Filed as Exhibit A to Registrant's current report on Form 8-K dated May 29, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Mediscience Technology Corp.
Date: December      1998             By: Peter Katevatis, Chairman of the Board
                                         and Chief Executive Officer

                           POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Mediscience Technology Corp. hereby severally constitute and appoint Peter Katevatis, our true and lawful attorney, with full power to sign for us and in our names in the capacities indicated below, any amendments to this report on form 10-KSB, and generally to do all things in our names and on our behalf in such capacities to enable Mediscience Technology Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

   Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on bealf of the Registrant and in the capacities and on the date indicated.

Signature                                       Title                                     Date
---------                                       -----                                     ----
/s/Peter Katevatis        Chairman of the Board,Principle Officer
Peter Katevatis, Esq.         and Financial Officer                                December 10, 1998

/s/William Armstrong
William Armstrong                       Director                                   December 10,  1998

/s/Mathew J. Culligan
Mathew J. Culligan                      Director                                   December 10, 1998

/s/John M. Kennedy
John M. Kennedy                         Director                                   December 10, 1998

/s/ Michael N. Kouvatas
Michael N. Kouvatas, Esq.               Director                                   December 10, 1998

/s/John P, Matheu
John P.Matheu                           Director                                   December 10, 1998

/s/Clarence Z. Wurts
Clarence Z. Wurts                       Director                                   December     1998
