Form 10QSB
period 1998-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 1998-12-11
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended May 31, 1998 Commission File Number 0-7405

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1998.

   Title of Class                                Number of Shares Outstanding
   --------------                                ----------------------------

Common Stock, par value
$.01, per share                                         34,943,618
Preferred Stock, par value                                   2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 1998


                                      INDEX



PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at May 31, 1998 (Unaudited) and February 28, 1998

                      Statement of Operations for the Quarter ended May 31, 1998 (Unaudited) and May 31, 1997 (Unaudited)

                      Statement of Cash Flows for the Period ended May 31, 1998 (Unaudited) and May 31, 1997 (Unaudited)

                      Statement of Stockholders' Equity for the Period ended May 31, 1998 (Unaudited)

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                          MEDISCIENCE TECHNOLOGY CORP.
                                                 BALANCE SHEETS

                          ASSETS

                                                                                May 31, 1998      February 28,
                                                                                (Unaudited)           1998
                                                                                ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents ...........................................     $       --        $     21,240
      Other Assets ........................................................            2,192            17,123
                                                                                ------------      ------------
           Total Current Assets ...........................................            2,192            38,363
                                                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $180,573
        May 31, 1998; $177,574 - February 28, 1998 ........................           23,404            26,404
                                                                                ------------      ------------

TOTAL ASSETS ..............................................................     $     25,596      $     64,767
                                                                                ============      ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts Payable ....................................................     $     42,082      $     30,860
      Other Accrued Liabilities ...........................................        1,097,887           897,926
                                                                                ------------      ------------
           Total Current Liabilities ......................................        1,139,969           928,786
                                                                                ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ...............................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 34,943,618 Shares ..................          349,436           349,436
      Additional Paid-in Capital ..........................................       17,573,096        17,573,096
      Accumulated Deficit .................................................      (19,036,926)      (18,786,572)
                                                                                ------------      ------------
           Total Stockholders' Equity (Deficiency) ........................       (1,114,373)         (864,019)
                                                                                ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................................     $     25,596      $     64,767
                                                                                ============      ============

                              MEDISCIENCE TECHNOLOGY CORP.
                                STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                      (UNAUDITED)



                                                 SIX MONTHS               THREE MONTHS
                                                ------------              ------------
                                                     1998                      1997
                                                ------------              ------------
Net Sales .............................         $       --                $       --
Cost of Sales .........................                 --                        --
                                                ------------              ------------
      Gross Profit ....................                 --                        --
General and Administrative Expense ....              154,433                   222,313
Product Development Expense ...........               89,130                   131,663
Advertising, Travel and Marketing .....                6,859                    45,513
                                                ------------              ------------
      Total Expenses ..................              250,422                   399,489
                                                ------------              ------------
Other Expense (Income)
      Interest Income .................                  (68)                   (5,439)
                                                ------------              ------------
Net Loss ..............................         $   (250,354)             $   (394,050)
                                                ============              ============
Net Loss Per Common Share .............         $      (0.01)             $      (0.01)
                                                ============              ============
Weighted Average Number of Shares
  of Common Stock Outstanding .........           34,943,618                34,722,507
                                                ============              ============

                                   MEDISCIENCE TECHNOLOGY CORP.
                                     STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                           (UNAUDITED)



                                                                           1998           1997
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss ....................................................     $(250,354)     $(394,050)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ...........................................         3,000          6,365
           Amortization ...........................................          --            6,402

             Stock Issued Upon Exercise of Stock Options at No Cost          --           41,666
           Stock Issued for Legal Services ........................          --           93,750
                                                                        ---------      ---------
           Subtotal ...............................................      (247,354)      (245,867)
      Changes in Assets and Liabilities:
           (Decrease) in Other Assets .............................        14,931           --
             (Increase) in Prepaid Expense ........................          --          (22,225)
             (Increase) Decrease  in Deferred Charges .............          --                8
           Increase (Decrease) in Accounts Payable ................        11,222        (71,824)
           Increase (Decrease) in Other Accrued Liabilities .......       199,961       (118,352)
                                                                        ---------      ---------
                Net Cash Flows (Used for) Operating Activities ....       (21,240)      (458,260)
                                                                        ---------      ---------
CASH FLOWS  FROM INVESTING ACTIVITIES .............................          --             --
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES ..............................          --             --
                                                                        ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................       (21,240)      (458,260)
CASH AND CASH EQUIVALENTS
      Beginning Balance ...........................................        21,240        678,397
                                                                        ---------      ---------
      Ending Balance ..............................................     $    --        $ 220,137
                                                                        =========      =========

                                                MEDISCIENCE TECHNOLOGY CORP.
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE THREE MONTHS ENDED MAY 31, 1998
                                                         (UNAUDITED)




                                                                Common
                                  Preferred                      Stock                       Additional
                                 Stock Number   Preferred       Number of       Common         Paid in         Accumulated
                                  of Shares       Stock          Shares          Stock         Capital            Deficit
                                  ---------       -----          ------          -----         -------            -------
Balance February 28, 1998 .          2,074      $     21      34,943,618      $ 349,436      $17,573,096      $(18,786,572)

Net Loss for the Three
  Months Ended May 31, 1998             --            --            --               --               --          (250,354)
                                 ---------      --------      ----------      --------       -----------      ------------
Balance May 31, 1998 ......          2,074      $     21      34,943,618      $ 349,436      $17,573,096      $(19,036,926)
                                 =========      ========      ==========      =========      ===========      ============




                                      EXHIBIT TO STATEMENTS OF OPERATIONS
                                 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common               Number of               Number of
                            Issued and                 Stock                 Shares                  Shares
                           Outstanding              Equivalents           Outstanding             Outstanding
                           -----------              -----------           -----------             -----------
March 1998                  34,943,618                   -                 34,943,618

April 1998                  34,943,618                   -                 34,943,618

May 1998                    34,943,618                   -                 34,943,618              34,943,618


                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                Legal and Professional Fees                $       280,350
                Research & Development                             369,950
                Salaries, Consulting and Other                     447,587
                                                           ---------------
                                                           $     1,097,887
                                                           ===============
NOTE 3     CANCELLATION OF STOCK OPTIONS

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

The Company has successfully conducted pre clinical investigations with tissue from the upper aerodigestive tract, the cervix, the breast and the colon. A human clinical feasibility study was successfully completed for the upper aerodigestive tract and additional human clinical feasibility studies are scheduled for the breast and esophagus. Other possible application opportunities will be evaluated during 1998 and pre clinical evaluations are expected to be undertaken for the more promising opportunities before moving on to human clinical studies.

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

At least two other clinical studies are continuing into1998. One such clinical study is focused on diagnosis of breast cancer using the Company's second prototype product, CD Ratiometer. This clinical study is being conducted at Massachusetts General Hospital under the Principle Investigation of Daniel B. Kopans, M.D., Associate Professor of Radiology, Harvard Medical School and Section Head, Breast Imaging, Massachusetts General Hospital. The clinical feasibility study is sponsored by Mediscience and will be partially funded by the United States Army Medical Research Acquisition Activity. The second, planned, phase I clinical feasibility study will be done at New York Hospital's Cornell Medical Center to assess the potential utility of Mediscience's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           Form 8-K was filed April 8, 1998 regarding City University of New York's Introduction/Review of Optical Biospsy and Optical Mammagraphy Photonics to detect cancer dated March 11, 1998.

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