Form 10QSB
period 1998-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 1998-12-11
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 [ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarter Ended August 31, 1998 Commission File Number 0-7405

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

                1235 Folkstone Way, Cherry Hill, New Jersey 08034
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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998.

    Title of Class                               Number of Shares Outstanding
    --------------                               ----------------------------
Common Stock, par value                                   35,143,618
$.01, per share

Preferred Stock, par value                                     2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 1998


                                      INDEX



PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at August 31, 1998 (Unaudited) and February 28, 1998

                      Statement of Operations for the Six and Three Months ended August 31, 1998 (Unaudited) and August 31, 1997 (Unaudited)

                      Statement of Cash Flows for the Six Months ended August 31, 1998 (Unaudited) and August 31, 1997 (Unaudited)

                      Statement of Stockholders' Equity for the Six Months ended August 31, 1998 (Unaudited)

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                                     MEDISCIENCE TECHNOLOGY CORP.
                                            BALANCE SHEETS

                         ASSETS

                                                                    August 31, 1998      February 28,
                                                                       (Unaudited)           1998
                                                                       ------------      ------------
CURRENT ASSETS
      Cash and Cash Equivalents ..................................     $     15,405      $     21,240
      Other Assets ...............................................            2,192            17,123
                                                                       ------------      ------------
           Total Current Assets ..................................           17,597            38,363
                                                                       ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $183,572
        August 31, 1998; $177,574 - February 28, 1998 ............           20,405            26,404
                                                                       ------------      ------------

TOTAL ASSETS .....................................................     $     38,002      $     64,767
                                                                       ============      ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable ...........................................     $     38,570      $     30,860
      Other Accrued Liabilities ..................................        1,328,687           897,926
                                                                       ------------      ------------
           Total Current Liabilities .............................        1,367,257           928,786
                                                                       ------------      ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740) ......................               21                21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 35,143,618 Shares .........          351,436           349,436
      Additional Paid-in Capital .................................       17,621,096        17,573,096
      Accumulated Deficit ........................................      (19,301,808)      (18,786,572)
                                                                       ------------      ------------
           Total Stockholders' Equity (Deficiency) ...............       (1,329,255)         (864,019)
                                                                       ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................     $     38,002      $     64,767
                                                                       ============      ============

                                     MEDISCIENCE TECHNOLOGY CORP.
                                        STATEMENT OF OPERATIONS
                           FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                              (UNAUDITED)



                                                SIX MONTHS                           THREE MONTHS
                                       ------------------------------      ------------------------------
                                           1998               1997              1998              1997
                                       ------------      ------------      ------------      ------------
Net Sales ........................     $       --        $       --        $       --        $       --
Cost of Sales ....................             --                --                --                --
                                       ------------      ------------      ------------      ------------
Gross Profit .....................             --                --                --                --

General and Administrative Expense          333,006           396,035           178,573           173,722
Product Development Expense ......          167,257           247,367            78,127           115,704
Advertising, Travel and Marketing            15,041            59,324             8,182            13,811
                                       ------------      ------------      ------------      ------------
      Total Expenses .............          515,304           702,726           264,882           303,237
                                       ------------      ------------      ------------      ------------
Other Income .....................               68             7,430              --               1,991
                                       ------------      ------------      ------------      ------------
Net Loss .........................     $    515,236      $   (695,296)     $    264,882      $    301,246
                                       ============      ============      ============      ============
Net Loss Per Common Share ........     $      (0.02)     $      (0.02)     $      (0.01)     $      (0.01)
                                       ============      ============      ============      ============
Weighted Average Number of
   Shares of Common Stock
   Outstanding ...................       34,976,951        34,853,063        35,010,285        34,933,618
                                       ============      ============      ============      ============

                                     MEDISCIENCE TECHNOLOGY CORP.
                                        STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                              (UNAUDITED)



                                                                                1998           1997
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss .........................................................     $(515,236)     $(695,296)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation ................................................         5,999         12,916
           Amortization ................................................          --           12,804
           Stock Issued for Services ...................................          --           93,750
           Stock Issued Upon Exercise of Stock Options at No Cost ......          --           41,666
                                                                             ---------      ---------
              Subtotal .................................................      (509,237)      (534,160)
      Changes in Assets and Liabilities:
           (Increase) in Prepaid Expenses ..............................          --          (19,793)
           Decrease (Increase) in Other Assets .........................        14,931        (36,101)
           (Increase) Decrease in Deferred Charges .....................          --                8
           Increase (Decrease) in Accounts Payable .....................         7,710        (75,968)
           Increase (Decrease) in Other Accrued Liabilities ............       430,761         73,162
                                                                             ---------      ---------
              Net Cash Flows Provided by (Used for) Operating Activities       (55,835)      (592,852)
                                                                             ---------      ---------
CASH FLOWS  FROM INVESTING ACTIVITIES
      Acquisition of Equipment .........................................          --          (12,882)
                                                                             ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Issuance of Common Stock ...........................        50,000           --
                                                                             ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        (5,835)      (605,734)

CASH AND CASH EQUIVALENTS
      Beginning Balance ................................................        21,240        678,397
                                                                             ---------      ---------
      Ending Balance ...................................................     $  15,405      $  72,663
                                                                             =========      =========

                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 31, 1998
                                                             (UNAUDITED)






                                        Preferred                      Common
                                       Stock Number     Preferred    Stock Number   Common     Additional Paid   Accumulated
                                        of Shares         Stock      of Shares       Stock        in Capital        Deficit
                                       -----------      --------     ----------     --------     -----------     ------------
Balance February 28, 1998 ........           2,074      $     21     34,943,618     $349,436     $17,573,096     $(18,786,572)
Issuance of Common Stock for
      Cash .......................              --            --        200,000        2,000          48,000
Net Loss for the Six
      Months Ended August 31, 1998                                                                                   (515,236)
                                       -----------      --------     ----------     --------     -----------     ------------
Balance August 31, 1998 ..........           2,074      $     21     35,143,618     $351,436     $17,621,096     $(19,301,808)
                                       ===========      ========     ==========     ========     ===========     ============

                                                 EXHIBIT TO STATEMENTS OF OPERATIONS
                                            WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                                        Weighted
                           Common Stock                                                                 Average
                          $.01 Par Value               Common                 Number of                Number of
                            Issued and                 Stock                    Shares                   Shares
                           Outstanding              Equivalents              Outstanding              Outstanding
                           -----------              ------------             -----------              -----------
March 1998                  34,943,618                   -                    34,943,618
April 1998                  34,943,618                   -                    34,943,618
May 1998                    34,943,618                   -                    34,943,618
June 1998                   34,943,618                   -                    34,943,618
July 1998                   34,943,618                   -                    34,943,618
August 1998                 35,143,618                   -                    35,143,618               34,976,951


                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1998
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:

                  Legal and Professional Fees                $       332,850
                  Research & Development                             441,417
                  Salaries, Consulting and Other                     554,420
                                                             ---------------
                                                             $     1,328,687
                                                             ===============


NOTE 3     CANCELLATION OF STOCK OPTIONS

           In May 1997 a director of the Company exercised options for 166,666 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 33,334 options held by this individual. The exercise price for these options was $0.25 per share and accordingly, the Company recorded $41,666 as additional compensation expense.

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