Form 10QSB
period 1998-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2000-01-14
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarter Ended November 30, 1998 Commission File Number 0-7405

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1998.

            Title of Class                   Number of Shares Outstanding
            --------------                   ----------------------------
Common Stock, par value                               35,143,618
$.01, per share

Preferred Stock, par value                                 2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.

                                NOVEMBER 30, 1998

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  Financial Information

Item 1.  Financial Statements

         Balance Sheets as at November 30, 1998 (Unaudited) and                1
         February 28, 1998

         Statement of Operations for the Nine and Three Months ended           2
         November 30, 1998 (Unaudited) and November 30, 1997
         (Unaudited)

         Statement of Cash Flows for the Nine Months ended November            3
         30, 1998 (Unaudited) and November 30, 1997 (Unaudited)

         Statement of Stockholders' Equity for the Nine Months ended           4
         November 30, 1998 (Unaudited)

         Exhibit to Statements of Operations                                   5

         Notes to Financial Statements                                         6

Item 2.  Management's Plan of Operation                                    7 - 8

PART II. Other Information                                                     8

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                   MEDISCIENCE TECHNOLOGY CORP.
                                        BALANCE SHEETS

                                            ASSETS

                                                                  November 30, 1998
                                                                     (Unaudited)        February 28, 1998
                                                                  -----------------     -----------------
CURRENT ASSETS
         Cash and Cash Equivalents                                   $         --          $     21,240
Other Assets                                                                2,192                17,123
                                                                     ------------          ------------
Total Current Assets                                                        2,192                38,363
                                                                     ------------          ------------
PROPERTY, PLANT AND EQUIPMENT
         Net of Accumulated Depreciation $186,572                          17,406                26,404
           November 30, 1998; $177,574 - February 28, 1998
                                                                     ------------          ------------

TOTAL ASSETS                                                         $     19,598          $     64,767
                                                                     ============          ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                            $     57,025          $     30,860
         Other Accrued Liabilities                                      1,517,033               897,926
                                                                     ------------          ------------
                  Total Current Liabilities                             1,574,058               928,786
                                                                     ------------          ------------
STOCKHOLDERS' EQUITY
         Preferred Stock - $.01 Par Value; Authorized                          21                    21
           50,000 Shrs; Outstanding 2,074 Shrs;
           (Preference on Liquidation $20,740)

         Common Stock $.01 Par Value, Authorized                          351,436               349,436
           39,950,000 Shares; Outstanding 35,143,618 Shares
         Additional Paid-in Capital                                    17,632,496            17,573,096
         Accumulated Deficit                                          (19,538,413)          (18,786,572)
                                                                     ------------          ------------
                  Total Stockholders' Equity (Deficiency)              (1,554,460)             (864,019)
                                                                     ------------          ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $     19,598          $     64,767
                                                                     ============          ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS

              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                              NINE MONTHS                    THREE MONTHS
                                     ----------------------------    ----------------------------
                                          1998            1997           1998            1997
                                     ------------    ------------    ------------    ------------
Net Sales                            $       --      $       --      $       --      $       --
Cost of Sales                                --              --              --              --
                                     ------------    ------------    ------------    ------------
Gross Profit                                 --              --              --              --

General and Administrative Expense        515,417         572,183         182,411         176,148
Product Development Expense               189,840         337,230          22,583          89,863
Advertising, Travel and Marketing          35,252          77,168          20,211          17,844
                                     ------------    ------------    ------------    ------------
         Total Expenses                   740,509         986,581         225,205         283,855
                                     ------------    ------------    ------------    ------------
Other Income (Expense)                    (11,332)        212,674         (11,400)        205,244
                                     ------------    ------------    ------------    ------------
Net (Loss)                           $   (751,841)   $   (773,907)   $   (236,605)   $    (78,611)
                                     ============    ============    ============    ============
Net Loss Per Common Share            $      (0.02)   $      (0.02)   $      (0.01)   $       --
                                     ============    ============    ============    ============
Weighted Average Number of
   Shares of Common Stock
   Outstanding                         35,032,507      34,880,470      35,143,618      34,935,285
                                     ============    ============    ============    ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                                    1998         1997
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                                 $(751,841)   $(773,907)
         Adjustment for Item Not Requiring Cash Outlay
                  Depreciation                                                        8,998       19,834
                  Amortization                                                         --         19,206
Stock Issued for Services                                                              --         98,750
Stock Issued Upon Exercise of Stock Options at No Cost                                 --         41,666
Issuance of Warranties                                                               11,400         --
                                                                                  ---------    ---------
                     Subtotal                                                      (731,443)    (594,451)
         Changes in Assets and Liabilities:
(Increase) in Prepaid Expenses                                                         --        (17,362)
Decrease (Increase) in Other Assets                                                  14,931       29,472
                  (Increase) Decrease in Deferred Charges                              --              8
                  Increase (Decrease) in Accounts Payable                            26,165      (65,497)
                  Increase (Decrease) in Other Accrued Liabilities                  619,107      144,370
                                                                                  ---------    ---------
                     Net Cash Flows Provided by (Used for) Operating Activities     (71,240)    (503,460)
                                                                                  ---------    ---------
CASH FLOWS  FROM INVESTING ACTIVITIES
         Acquisition of Equipment                                                      --        (12,882)
                                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds From Issuance of Common Stock                                      50,000         --
                                                                                  ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (21,240)    (516,342)
CASH AND CASH EQUIVALENTS
         Beginning Balance                                                           21,240      678,397
                                                                                  ---------    ---------
         Ending Balance                                                           $    --      $ 162,055
                                                                                  =========    =========

                                                     MEDISCIENCE TECHNOLOGY CORP.
                                                   STATEMENT OF STOCKHOLDERS' EQUITY

                                              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998

                                                              (UNAUDITED)

                                           Preferred Stock   Preferred    Common Stock     Common   Additional Paid   Accumulated
                                           Number of Shares    Stock    Number of Shares    Stock      in Capital       Deficit
                                           ----------------  ---------  ----------------  --------  ---------------  ------------
Balance February 28, 1998                            $2,074        $21       $34,943,618  $349,436      $17,573,096  $(18,786,572)
Issuance of Common Stock for
  Cash                                                    -          -           200,000     2,000           48,000
Issuance of Warrants                                                                                         11,400
Net Loss for the Nine
  Months Ended November 30, 1998                                                                                         (751,841)
                                           ----------------  ---------  ----------------  --------  ---------------  ------------
Balance November 30, 1998                            $2,074        $21       $35,143,618  $351,436      $17,632,496  $(19,538,413)
                                           ================  =========  ================  ========  ===============  ============

                                         EXHIBIT TO STATEMENTS OF OPERATIONS
                                    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

                          Common Stock                                                                Weighted
                         $.01 Par Value                                      Number of              Average Number
                           Issued and              Common Stock                Shares                 of Shares
                          Outstanding               Equivalents             Outstanding              Outstanding
                       -------------------         --------------         -----------------        -----------------
March 1998                 34,943,618                    -                   34,943,618
April 1998                 34,943,618                    -                   34,943,618
May 1998                   34,943,618                    -                   34,943,618
June 1998                  34,943,618                    -                   34,943,618
July 1998                  34,943,618                    -                   34,943,618
August 1998                35,143,618                    -                   35,143,618
September 1998             35,143,618                    -                   35,143,618
October 1998               35,143,618                    -                   35,143,618
November 1998              35,143,618                    -                   35,143,618                  35,032,507

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998
                                   (UNAUDITED)

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

NOTE 2   OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                     Legal and Professional Fees                $385,350
                     Research & Development                      458,000
                     Salaries, Consulting and Other              673,683
                                                              ----------
                                                              $1,517,033
                                                              ==========

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

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)

DATE: January   , 2000                       By: /s/PETER KATEVATIS
                                                 -------------------------------
                                                 PETER KATEVATIS
                                                 Chairman/CEO

                                             By: /s/JOHN M. KENNEDY
                                                 -------------------------------
                                                 JOHN M. KENNEDY
                                                 Treasurer
                                                 Chief Accounting Officer