Form 10QSB
period 1999-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2000-01-18
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For Quarter Ended May 31, 1999 Commission File Number 0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1999.

        Title of Class                    Number of Shares Outstanding
        --------------                    ----------------------------

Common Stock, par value                           35,526,130
$.01 per share
Preferred Stock, par value                             2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 1999

                                      INDEX


PART I.               Financial Information

Item 1.               Financial Statements

                      Balance Sheets as at May 31, 1999 (Unaudited) and February 28, 1999

                      Statement of Operations for the Quarter ended May 31, 1999 (Unaudited) and May 31, 1998 (Unaudited)

                      Statement of Cash Flows for the Period ended May 31, 1999 (Unaudited) and May 31, 1998 (Unaudited)

                      Statement of Stockholders' Equity for the Period ended May 31, 1999 (Unaudited)

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.

                                 BALANCE SHEETS

                                                                 May 31, 1999
                                                                 (Unaudited)      February 28, 1999
                                                                 ------------     -----------------
                             ASSETS
CURRENT ASSETS

         Cash and Cash Equivalents                               $        302       $     24,940
         Other Assets                                                  20,191             20,191
                                                                 ------------       ------------
                Total Current Assets                                   20,493             45,131
                                                                 ------------       ------------
PROPERTY, PLANT AND EQUIPMENT
         Net of Accumulated Depreciation $191,025                      12,952             14,408
           May 31, 1999; $189,570 - February 28, 1999
                                                                 ------------       ------------

TOTAL ASSETS                                                     $     33,445       $     59,539
                                                                 ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                        $     49,441       $     47,108
         Other Accrued Liabilities                                  1,493,454          1,421,207
         Officer and Other Loans                                       58,070             64,109
                                                                 ------------       ------------
                  Total Current Liabilities                         1,600,965          1,532,424
                                                                 ------------       ------------
STOCKHOLDERS' EQUITY
         Preferred Stock - $.01 Par Value; Authorized                      21                 21
           50,000 Shrs; Outstanding 2,074 Shrs;
           (Preference on Liquidation $20,740)
         Common Stock $.01 Par Value, Authorized                      355,261            352,761
           39,950,000 Shares; Outstanding 35,526,130 Shares
         Additional Paid-in Capital                                18,013,042         17,796,811
         Accumulated Deficit                                      (19,935,844)       (19,622,478)
                                                                 ------------       ------------
                  Total Stockholders' Equity (Deficiency)          (1,567,520)        (1,472,885)
                                                                 ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $     33,445       $     59,539
                                                                 ============       ============

                          MEDISCIENCE TECHNOLOGY CORP.

                             STATEMENT OF OPERATIONS

                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998

                                   (UNAUDITED)

                                                         THREE MONTHS
                                                    1999                 1998
                                               ------------        ------------
Net Sales                                      $       --          $       --
Cost of Sales                                          --                  --
                                               ------------        ------------
Gross Profit                                           --                  --
General and Administrative Expense                  296,676             154,433
Product Development Expense                           5,000              89,130
Advertising, Travel and Marketing                    11,818               6,859
                                               ------------        ------------
         Total Expenses                             313,494             250,422
                                               ------------        ------------
Other Income                                            128                  68
                                               ------------        ------------
Net Loss                                       $   (313,366)       $   (250,354)
                                               ------------        ------------
Net Loss Per Common Share                      $      (0.01)       $      (0.01)
                                               ============        ============
Weighted Average Number of Shares
  of Common Stock Outstanding                    35,376,130          34,943,618
                                               ============        ============

                          MEDISCIENCE TECHNOLOGY CORP.

                             STATEMENT OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                                 1999             1998
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                              $(313,366)      $(250,354)
         Adjustment for Item Not Requiring Cash Outlay
                  Depreciation                                                     1,456           3,000
                  Stock Issued for Services                                       43,700            --
                  Issuance of Warrants                                           164,031            --
                                                                               ---------       ---------
                  Subtotal                                                       104,179        (247,354)
         Changes in Assets and Liabilities:
                   (Decrease) Increase in Other Assets                              --            14,931
                   Increase (Decrease) in Accounts Payable                         2,333          11,222
                   Increase (Decrease) in Other Accrued Liabilities               72,247         199,961
                   Increase (Decrease) In Officer and Other Loans                 (6,039)           --
                                                                               ---------       ---------
                           Net Cash Flows (Used for) Operating Activities        (35,638)        (21,240)
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                --              --
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Issuance of Common Stock                                            11,000            --
                                                                               ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (24,638)        (21,240)
CASH AND CASH EQUIVALENTS
         Beginning Balance                                                        24,940          21,240
                                                                               ---------       ---------
         Ending Balance                                                        $     302       $    --
                                                                               =========       =========

                          MEDISCIENCE TECHNOLOGY CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE THREE MONTHS ENDED MAY 31, 1999

                                   (UNAUDITED)

                                                 Preferred Stock                            Common Stock
                                                 Number of Shares     Preferred Stock     Number of Shares    Common Stock
                                                 -----------------    -----------------   -----------------   -------------
Balance February 28, 1999                                   2,074                  $21          35,276,130        $352,761
Issuance of Stock for Cash and Services                 -                    -                     250,000           2,500
Issuance of Warrants                                    -                    -                   -                 -
Net Loss for the Three Months Ended
      May 31, 1999                                      -                    -                   -                 -
                                                 -----------------    -----------------   -----------------   -------------
Balance May 31, 1999                                        2,074                  $21          35,526,130        $355,261
                                                 =================    =================   =================   =============

                                                       Additional
                                                     Paid in Capital      Accumulated Deficit
                                                     ----------------    --------------------
Balance February 28, 1999                                $17,796,811           $(19,622,478)
Issuance of Stock for Cash and Services                       52,200              -
Issuance of Warrants                                         164,031              -
Net Loss for the Three Months Ended
      May 31, 1999                                          -                      (313,366)
                                                     ----------------    --------------------
Balance May 31, 1999                                     $18,013,042           $(19,935,844)
                                                     ================    ====================

                                       EXHIBIT TO STATEMENTS OF OPERATIONS

                                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING



                          Common Stock                Common               Number of               Weighted
                         $.01 Par Value               Stock                  Shares             Average Number
                           Issued and              Equivalents            Outstanding              of Shares
                           Outstanding                                                            Outstanding
                        ------------------         -------------         ---------------        ----------------
March 1999                 35,276,130                   -                  35,276,130
April 1999                 35,326,130                   -                  35,326,130
May 1999                   35,526,130                   -                  35,526,130             35,376,130

                          MEDISCIENCE TECHNOLOGY CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 1999

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

NOTE 2    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of the following:

      Legal and Professional Fees                              $  172,350
      Research & Development                                      458,484
      Salaries, Consulting and Other                              862,620
                                                               -----------
                                                               $1,493,454
                                                               ===========

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

The Company has successfully conducted pre clinical investigations with tissue from the upper aerodigestive tract, the cervix, the breast and the colon. A human clinical feasibility study was successfully completed for the upper aerodigestive tract and additional human clinical feasibility studies are scheduled for the breast and esophagus. Other possible application opportunities will be evaluated during 1999 and pre clinical evaluations are expected to be undertaken for the more promising opportunities before moving on to human clinical studies.

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

At least two other clinical studies are continuing into1999. One such clinical study is focused on diagnosis of breast cancer using the Company's second prototype product, CD Ratiometer. This clinical study is being conducted at Massachusetts General Hospital under the Principle Investigation of Daniel B. Kopans, M.D., Associate Professor of Radiology, Harvard Medical School and Section Head, Breast Imaging, Massachusetts General Hospital. The clinical feasibility study is sponsored by Mediscience and will be partially funded by the United States Army Medical Research Acquisition Activity. The second, planned, phase I clinical feasibility study will be done at New York Hospital's Cornell Medical Center to assess the potential utility of Mediscience's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus.

In addition to working on its own, Mediscience is also seeking one or more corporate alliance arrangements to jointly develop specific end use applications for its technologies. The Company is also selectively considering other non-medical applications of its technology through possible partnering arrangements.

Mediscience subcontracts its research and development through an arrangement with the City University of New York. Dr. Robert Alfano, a consultant to the Company, distinguished professor of science and engineering at CUNY and the inventor of the technology, supervises the Company's research as CUNY's Principal Investigator. As a result of the contract research relationship with CUNY, the Company either owns or holds exclusive licenses to 22 U.S. patents plus in 1 in Japan, for a total of 23 and has exclusive rights to an additional 20 U.S.patents pending.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           On April 15, 1999 Sarnoff Corporation of Princeton world leader in all aspects of electronic imaging and Mediscience have filed jointly a proposal with the National Cancer Institute for funding ($2.5M) over a three year period to jointly develop a novel non-invasive instrument to revolutionize the detection and treatment of cevical cancer. It will improve the sensitivity and specificity of current cancer detection and screening techniques, such as PAP smear and Colposcopy. The present Mediscience Flourescence/Detection product will be integrated into a new type of "smart" coloposcope, functioning as both a target system for biopsy, treatment of dysplastic tissue and as any evaluator of medical intervention effectiveness. This will be the first in a series of commercial instruments to improve screening and detection of various cancers.
           Mediscience owns all intellectual property initially and all resulting from the joint venture relationship. Sarnoff has the engineering expertise, additional compatbile technology and human multi-desiplinary resources to effect commercialization of the technology.

           On May 3, 1999 the United States Patent Office issued notice of allowance of Mediscience patent application 00/511/927 filed 09-01-95 titled "Method of Apparatus for In Vivo Examination of Subcutaneous Tissues Inside an Organ of a Body Using Optical Spectroscopy".

Item 6.    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          MEDISCIENCE TECHNOLOGY CORP.

                                  (REGISTRANT)

DATE: January 18, 2000                 By: /s/PETER KATEVATIS
                                           ---------------------------------
                                                 PETER KATEVATIS
                                                 Chairman/CEO

                                       By: /s/JOHN M. KENNEDY
                                           ---------------------------------
                                                 JOHN M. KENNEDY
                                                 Treasurer
                                                 Chief Accounting Officer