Form 10QSB
period 1999-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2000-01-18
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For Quarter Ended August 31, 1999 Commission File Number 0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1999.

            Title of Class                  Number of Shares Outstanding
            --------------                  ----------------------------

Common Stock, par value                             35,576,130
$.01 per share

Preferred Stock, par value                               2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.

                                 AUGUST 31, 1999

                                      INDEX



PART I.          Financial Information

Item 1.          Financial Statements

                 Balance Sheets as at August 31, 1999 (Unaudited) and February 28, 1999

                 Statement of Operations for the Six and Three Months ended August 31, 1999 (Unaudited) and August 31, 1998 (Unaudited)

                 Statement of Cash Flows for the Six Months ended August 31, 1999 (Unaudited) and August 31, 1998 (Unaudited)

                 Statement of Stockholders' Equity for the Six Months ended August 31, 1999 (Unaudited)

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

Item 3.          Defaults Upon Senior Securities

Item 4.          Submission of Matters to Vote of Security Holders

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K

                                     MEDISCIENCE TECHNOLOGY CORP.
                                           BALANCE SHEETS


                                                                August 31, 1999
                                                                  (Unaudited)     February 28, 1999
                                                                 ------------     -----------------
                                     ASSETS

CURRENT ASSETS
         Cash and Cash Equivalents                               $      1,745       $     24,940
         Other Assets                                                  20,191             20,191
                                                                 ------------       ------------
                  Total Current Assets                                 21,936             45,131
                                                                 ------------       ------------
PROPERTY, PLANT AND EQUIPMENT
         Net of Accumulated Depreciation $192,480                      11,497             14,408
           August 31, 1999; 189,570 - February 28, 1999
                                                                 ------------       ------------

TOTAL ASSETS                                                     $     33,433       $     59,539
                                                                 ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                        $     50,441       $     47,108
         Other Accrued Liabilities                                  1,618,038          1,421,207
         Officer and Other Loans                                       81,630             64,109
                                                                 ------------       ------------
                  Total Current Liabilities                         1,750,109          1,532,424
                                                                 ------------       ------------
STOCKHOLDERS' EQUITY
         Preferred Stock - $.01 Par Value; Authorized                      21                 21
           50,000 Shrs; Outstanding 2,074 Shrs;
           (Preference on Liquidation $20,740)
         Common Stock $.01 Par Value, Authorized                      355,761            352,761
           39,950,000 Shares; Outstanding 35,576,130 Shares
         Additional Paid-in Capital                                18,021,917         17,796,811
         Accumulated Deficit                                      (20,094,375)       (19,622,478)
                                                                 ------------       ------------
                  Total Stockholders' Equity (Deficiency)          (1,716,676)        (1,472,885)
                                                                 ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $     33,433       $     59,539
                                                                 ============       ============

                                           MEDISCIENCE TECHNOLOGY CORP.
                                              STATEMENT OF OPERATIONS

                                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                    (UNAUDITED)

                                                   SIX MONTHS                           THREE MONTHS
                                            1999                1998              1999                1998
                                        ------------       ------------       ------------       ------------
Net Sales                               $       --         $       --         $       --         $       --
Cost of Sales                                   --                 --                 --                 --
                                        ------------       ------------       ------------       ------------
Gross Profit                                    --                 --                 --                 --

General and Administrative Expense           446,428            333,006            149,752            178,573
Product Development Expense                    5,000            167,257               --               78,127
Advertising, Travel and Marketing             20,601             15,041              8,783              8,182
                                        ------------       ------------       ------------       ------------
         Total Expenses                      472,029            515,304            158,535           (264,882)
                                        ------------       ------------       ------------       ------------
Other Income                                     132                 68                  4               --
                                        ------------       ------------       ------------       ------------
Net Loss                                $   (471,897)      $   (515,236)      $   (158,531)      $   (264,882)
                                        ============       ============       ============       ============
Net Loss Per Common Share               $      (0.02)      $      (0.02)      $      (0.01)      $      (0.01)
                                        ============       ============       ============       ============
Weighted Average Number of
   Shares of Common Stock
   Outstanding                            35,451,130         34,976,951         35,542,797         35,010,285
                                        ============       ============       ============       ============

                                           MEDISCIENCE TECHNOLOGY CORP.

                                              STATEMENT OF CASH FLOWS

                                 FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                    (UNAUDITED)

                                                                                        1999            1998
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                                    $(471,897)      $(515,236)
         Adjustment for Item Not Requiring Cash Outlay
                  Depreciation                                                           2,911           5,999
                  Stock Issued for Services                                             53,075            --
                  Issuance of Warrants                                                 164,031            --
                                                                                     ---------       ---------
                     Subtotal                                                         (251,880)       (509,237)

         Changes in Assets and Liabilities:
                  Decrease in Other Assets                                                --            14,931
                  Increase (Decrease) in Accounts Payable                                3,333           7,710
                  Increase (Decrease) in Other Accrued Liabilities                     196,831         430,761
                  Increase (Decrease) in Officer and Others Loans                       17,521            --
                                                                                     ---------       ---------
                     Net Cash Flows Provided by (Used for) Operating Activities        (34,195)        (55,835)
                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                      --              --
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds From Issuance of Common Stock                                          11,000          50,000
                                                                                     ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (23,195)         (5,835)
CASH AND CASH EQUIVALENTS
         Beginning Balance                                                              24,940          21,240
                                                                                     ---------       ---------
         Ending Balance                                                              $   1,745       $  15,405
                                                                                     =========       =========

                                           MEDISCIENCE TECHNOLOGY CORP.

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                     FOR THE SIX MONTHS ENDED AUGUST 31, 1999

                                                    (UNAUDITED)

                                                 Preferred Stock                        Common Stock
                                                 Number of Shares   Preferred Stock   Number of Shares   Common Stock
                                                 -----------------  ----------------  -----------------  --------------
Balance February 28, 1999                                   2,074               $21         35,276,130        $352,761
Issuance of Common Stock for                            -                  -                   250,000           2,500
Cash and Services
Issuance of Common Stock for Services                   -                  -                    50,000             500
Issuance of Warrants                                    -                  -                 -                 -
Net Loss for the Six
         Months Ended August 31, 1999
                                                 -----------------  ----------------  -----------------  --------------
Balance August 31, 1999                                     2,074               $21         35,576,130        $355,761
                                                 =================  ================  =================  ==============


                                                   Additional Paid
                                                     in Capital        Accumulated Deficit
                                                  ------------------  ---------------------
Balance February 28, 1999                               $17,796,811          $(19,622,478)
Issuance of Common Stock for                                 52,200            -
Cash and Services
Issuance of Common Stock for Services                         8,875            -
Issuance of Warrants                                        164,031            -
Net Loss for the Six
         Months Ended August 31, 1999                                            (471,897)
                                                  ------------------  ---------------------
Balance August 31, 1999                                 $18,021,917          $(20,094,375)
                                                  ==================  =====================

                                        EXHIBIT TO STATEMENTS OF OPERATIONS

                                   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING



                          Common Stock                                                                 Weighted
                         $.01 Par Value            Common Stock              Number of              Average Number
                           Issued and               Equivalents                Shares               of Shares
                          Outstanding                                       Outstanding              Outstanding
                       -------------------         --------------         -----------------        -----------------
March 1999                 35,276,130                    -                   35,276,130
April 1999                 35,326,130                    -                   35,326,130
May 1999                   35,526,130                    -                   35,526,130
June 1999                  35,526,130                    -                   35,526,130
July 1999                  35,526,130                    -                   35,526,130
August 1999                35,576,130                    -                   35,576,130              35,451,130

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 1999
                                   (UNAUDITED)

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

NOTE 2  OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

Legal and Professional Fees                              $  206,100
Research & Development                                      458,484
Salaries, Consulting and Other                              953,454
                                                         -----------
                                                         $1,618,038
                                                         ===========

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           On August 18, 1999 the board of directors unanimously extended Mr. Katevatis's existing contract expiration date from March 5, 2002 to March 5, 2007, maintaining all other original contract terms and conditions, in recognition of his personal financial investment in the Company, the periodic voluntary non-assertion of his contractual anti-dilution rights and other significant consideration to the Company. On August 18, 1999 Dr. Alfano agreed to extend his agreement, on the same original contract terms and conditions, from its expiration date of March 5, 2002 to March 5, 2007.

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