Form 10QSB
period 1999-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2000-01-18
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended November 30, 1999 Commission File Number 0-7405

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1999.

            Title of Class                   Number of Shares Outstanding
            --------------                   ----------------------------

Common Stock, par value                            35,576,130
$.01 per share
Preferred Stock, par value                              2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                NOVEMBER 30, 1999


                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets as at November 30, 1999 (Unaudited) and February 28, 1999

              Statement of Operations for the Nine and Three Months ended November 30, 1999 (Unaudited) and November 30, 1998
              (Unaudited)

              Statement of Cash Flows for the Nine Months ended November 30, 1999 (Unaudited) and November 30, 1998 (Unaudited)

              Statement of Stockholders' Equity for the Nine Months ended November 30, 1999 (Unaudited)

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

Item 4.       Submission of Matters to Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                                 BALANCE SHEETS

                                     ASSETS
                                                              November 30, 1999
                                                                 (Unaudited)     February 28, 1999
                                                                 ------------    -----------------
CURRENT ASSETS
         Cash and Cash Equivalents ........................      $          7       $     24,940
         Other Assets .....................................            20,191             20,191
                                                                 ------------       ------------
Total Current Assets ......................................            20,198             45,131
                                                                 ------------       ------------
PROPERTY, PLANT AND EQUIPMENT
         Net of Accumulated Depreciation $193,935 .........            10,042             14,408
           November 30, 1999; $189,570 - February 28, 1999
                                                                 ------------       ------------

TOTAL ASSETS ..............................................      $     30,240       $     59,539
                                                                 ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable .................................      $     49,441       $     47,108
         Other Accrued Liabilities ........................         1,750,121          1,421,207
         Officer and Other Loans ..........................            97,036             64,109
                                                                 ------------       ------------
                  Total Current Liabilities ...............         1,896,598          1,532,424
                                                                 ------------       ------------
STOCKHOLDERS' EQUITY
         Preferred Stock - $.01 Par Value; Authorized .....                21                 21
           50,000 Shrs; Outstanding 2,074 Shrs;
           (Preference on Liquidation $20,740)
         Common Stock $.01 Par Value, Authorized ..........           355,761            352,761
           39,950,000 Shares; Outstanding 35,576,130 Shares
         Additional Paid-in Capital .......................        18,021,917         17,796,811
         Accumulated Deficit ..............................       (20,244,057)       (19,622,478)
                                                                 ------------       ------------
                  Total Stockholders' Equity (Deficiency) .        (1,866,358)        (1,472,885)
                                                                 ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................      $     30,240       $     59,539
                                                                 ============       ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                  NINE MONTHS                           THREE MONTHS
                                            1999               1998               1999              1998
                                        ------------       ------------       ------------       ------------

Net Sales ........................      $       --         $       --         $       --         $       --
Cost of Sales ....................              --                 --                 --                 --
                                        ------------       ------------       ------------       ------------
Gross Profit .....................              --                 --                 --                 --

General and Administrative Expense           589,278            515,417            142,850            182,411
Product Development Expense ......             5,000            189,840               --               22,583
Advertising, Travel and Marketing             27,451             35,252              6,850             20,211
                                        ------------       ------------       ------------       ------------
         Total Expenses ..........           621,729            740,509            149,700            225,205
                                        ------------       ------------       ------------       ------------
Other Income (Expense) ...........               150            (11,332)                18            (11,400)
                                        ------------       ------------       ------------       ------------
Net (Loss) .......................      $   (621,579)      $   (751,841)      $   (149,682)      $   (236,605)
                                        ============       ============       ============       ============
Net Loss Per Common Share ........      $      (0.02)      $      (0.02)      $      (0.01)      $      (0.01)
                                        ============       ============       ============       ============
Weighted Average Number of
   Shares of Common Stock
   Outstanding ...................        35,498,352         35,032,507         35,576,130         35,143,618
                                        ============       ============       ============       ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                        1999            1998
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss .............................................................      $(621,579)      $(751,841)
         Adjustment for Item Not Requiring Cash Outlay
         Depreciation .........................................................          4,366           8,998
         Stock Issued for Services ............................................         53,075            --
         Issuance of Warrants .................................................        164,031          11,400
                                                                                     ---------       ---------
                     Subtotal .................................................       (400,107)       (731,443)

         Changes in Assets and Liabilities:
                  Decrease (Increase) in Other Assets .........................           --            14,931
                  Increase (Decrease) in Accounts Payable .....................          2,333          26,165
                  Increase (Decrease) in Other Accrued Liabilities ............        328,914         619,107
                  Increase (Decrease) in Officer and Other Assets .............         32,927            --
                                                                                     ---------       ---------
                     Net Cash Flows Provided by (Used for) Operating Activities        (35,933)        (71,240)
                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES ..........................................           --              --
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Issuance of Common Stock ........................................         11,000          50,000
                                                                                     ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................        (24,933)        (21,240)
CASH AND CASH EQUIVALENTS
         Beginning Balance ....................................................         24,940          21,240
                                                                                     ---------       ---------
         Ending Balance .......................................................      $       7       $    --
                                                                                     =========       =========

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999
                                   (UNAUDITED)





                                                      Preferred Stock                        Common Stock
                                                      Number of Shares   Preferred Stock   Number of Shares   Common Stock
                                                      -----------------  ----------------  -----------------  --------------
  Balance February 28, 1999                                 2,074               $21         35,276,130        $352,761
       Issuance of Common Stock for                          -                  -                   250,000           2,500
       Cash and Services
       Issuance of Common Stock For Services                 -                  -                    50,000             500
       Issuance of Warrants                                  -                  -                 -                 -
       Net Loss for the Nine
                Months Ended November 30, 1999               -                  -                 -                 -
                                                      -----------------  ----------------  -----------------  --------------
       Balance November 30, 1999                                 2,074               $21         35,576,130        $355,761
                                                      =================  ================  =================  ==============

                                                         Additional Paid
                                                           in Capital        Accumulated Deficit
                                                        ------------------  ---------------------
  Balance February 28, 1999                              $17,796,811          $(19,622,478)
       Issuance of Common Stock for                                52,200            -
       Cash and Services
       Issuance of Common Stock For Services                        8,875            -
       Issuance of Warrants                                       164,031            -
       Net Loss for the Nine
                Months Ended November 30, 1999                  -                      (621,579)
                                                        ------------------  ---------------------
       Balance November 30, 1999                              $18,021,917          $(20,244,057)
                                                        ==================  =====================

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING



                          Common Stock                                                                Weighted
                         $.01 Par Value                                      Number of              Average Number
                           Issued and              Common Stock                Shares                 of Shares
                          Outstanding               Equivalents              Outstanding              Outstanding
                       -------------------         --------------         -----------------        -----------------
March 1999                 35,276,130                    -                   35,276,130
April 1999                 35,326,130                    -                   35,326,130
May 1999                   35,526,130                    -                   35,526,130
June 1999                  35,526,130                    -                   35,526,130
July 1999                  35,526,130                    -                   35,526,130
August 1999                35,576,130                    -                   35,576,130
September 1999             35,576,130                    -                   35,576,130
October 1999               35,576,130                    -                   35,576,130
November 1999              35,576,130                    -                   35,576,130               35,498,352

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)


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

NOTE 2  OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

Legal and Professional Fees                              $  247,350
Research & Development                                      458,484
Salaries, Consulting and Other                            1,044,287
                                                         -----------
                                                         $1,750,121
                                                         ===========

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           As filed on November 23, 1999, the Company, on November 17, 1999 entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana, approved by Board of Director action November 18, 1999. Pursuant to the terms of such agreement, Dr. Castellana is to be paid $100,000.00 per Common stock at an option price of $.32 per share and will purchase a exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746. Dr. Castellana is subject to a series of milestones described in his business plan for development and marketing the Registrants platform technology with Sarnoff Research Corp. including the obtaining of funding of terms favorable to the Registrant. The agreement provides for anti-dilution protection for Dr. Castellana and founders Dr. Robert Alfano and Peter Katevatis.

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