Form 10-K
period 1999-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2000-01-19
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from February 28, 1999 to February 28, 1999
                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
              (Exact name of registrant as specified in its charter

          New Jersey                                    22-1937826
          ---------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
                     Address of Principal executive offices

Issuers telephone number, including area code: (609)- 428-7952

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days, Yes [ X ] No [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The issuer's revenues for its most recent fiscal  year were :  $ none

     The aggregate market value of the voting stock and non-voting common equity held by non-afiliates computed by the average bid and asked price of such common equity of the Registrant, as of , Dec. 28, 1999 ($.25 per share) was:
                                  $4,755,155.75


     The number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 1999 were: 35,326,130. The issuer had no other classes of common equity outstanding as of that date.

           Title of Each Class                      Number of Shares Outstanding
           -------------------                      ----------------------------

Common Stock, par value $.01 per share                       35,326,130

Preferred Stock, par value $0.1 per share                         2,074


                      DOCUMENTS INCORPORATED BY REFERENCE:

     8-K Report, filed 4/8/98, CUNY introduction/review Optical Biopsy-Optical Mammography Photonics to detect Cancer, March 11, 1998. and

     8-K Report, filed 11/23/99 Employment Agreement with. Frank S. Castellana M.D. as President and Chief Operating Officer of Mediscience Technology Corp are incorporated by reference into Part 1 of this form.

                                MEDISCIENCE CORP.
                           Annual Report on Form 10-K
                                Table of Contents

                                     PART I

Item 1.   Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security-Holders

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
               Matters
Item 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations
Item 7.   Selected Financial Data
Item 8.   Financial Statements and Supplemental Data

              Report of Independent Public Accountants

              Consolidated Balance Sheets- February  28, 1999 and 1998

              Consolidated Statements of Operations for the years ended February 28,1999,1998 and February 29, 1997

              Consolidated Statement of Stockholders Equity for the years ended February 28,1999, 1998 and February 29, 1997

              Consolidated Statements of Cash Flows for the years ended February 28,1999, 1998 and February 29,1997

              Consolidated Notes to Financial Statements

Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of certain Beneficial Owners of Management
Item 13.  Certain Relationships and related transactions
Item 14.  Exhibits, List and Reports on Form 8-K

                                     PART I


Item 1. Business

Introduction

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Y2K computer configuration is not of concern to our design because it is addressed as a matter of product development.

Mediscience Technology Corp. ("the Company" "us" or "we")) is principally engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy (the "Technology") to distinguish between malignant and normal or benign tissue, year 2000 computer configuration is not of concern or a problem to our design, it is addressed as a matter of the product development. Animal and human tissue contains molecules that fluoresce naturally when exited by light at certain wavelengths. Since the molecular and or structural makeup of tissue changes as it becomes cancerous, the Company's medical devices are able to detect a shift in the resulting native tissue fluorescence spectrum allowing it to distinguish between normal, precancerous and cancerous tissue.

Background

On December 1, 1988, we acquired all the outstanding stock of Laser Diagnostic Instruments, Inc. ("LDI") which is now a wholly owned subsidiary of the Company. The principle asset of ("LDI") was the ownership of a patent application entitled "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence", which was subsequently granted as patent number 4.930,516 by the US Patent and Trademark Office on June 5, 1990. The "516" claims were expanded from 9 to 59 on August 8,1998 in a reexamination of that patent initiated by the Company. Our research and development activities are centered around this patent and other patents either acquired subsequently by Mediscience or for which

Mediscience is the exclusive licensee.

We have successfully conducted preclinical and clinical evaluations which continue to support our belief that out proprietary technology, when fully developed, will be useful in the screening and diagnosis of cancer. We also believe that our Technology, if successfully developed, will have substantial commercial appeal due to its non-invasive character, its delivery of immediate, real time results, its enhanced diagnostic sensitivity and specificity and its appeal to physicians who can generate additional office revenues that currently accrue to an off site pathology laboratory.

On January 6, 1997, we received FDA approval of its Investigational Device Exemption to initiate human trial Phase II clinical trials with its CD Scan medical device for early stage detection of cancer.

On January 25,1999 the FDA classified our Mediscience CD-Scan as a non-significant risk device for human trial Phase II clinical investigation of the biological basis of fluorescence as applied to medically significant women OBGYN health issues. This study has begun and is presently conducted under a research agreement with Yale University directed by Dr. Frederick Naftolin chairman OBGYN Dept of Obstetrics and Gynecology.

Strategy

On April 15, 1999 the Company entered into a joint effort with Sarnoff Corporation. of Princeton NJ for the purpose of raising funds to develop a series of instruments based upon our Technology and the engineering background and expertise of Sarnoff and City University of New York. On April 15, 1999 the Company and Sarnoff jointly filed a $2.5 Million funding request with the National Cancer Institute to support the development over a three year period of an "Instrument to Screen, Detect and Treat Human Cervical Cancer Based on Intrinsic Fluorescence Imaging:" Significantly, this filing provided that al intellectual property contributed to this development project by us and all patentable improvements which result from the use of our shop-knowledge, know-how, prototypes and improvements of our patents during this project are to be our sole property unless we otherwise agree in writing. While the project was considered to have scientific merit by NCI reviewers, funding was not made available.

Our strategy is to develop one or more products for the non-invasive or minimally-invasive diagnosis of specific types of cancer which it ultimately plans to market worldwide either directly for its own account or in various types of partnering or licensing arrangements with other firms. Our principle focus will be on the United States. while we expect to address international markets via partnering or licensing arrangements with other companies.

We believe our Technology will have broad application utility in cancer diagnosis, however, each approved labeled indication is expected to require separate premarketing approval (a "PMA"), which will be both time-consuming and costly. We plan to carefully select and prioritize its targeted diagnostic applications to insure the best possible payback on its product and clinical development investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence in vivo and in vitro.

On November 29, 1999, the Company announced that Frank S. Castellana, M.D., Eng.Sc.D. would join its executive team as President and Chief Executive Officer, effective February 1, 2000. It also announced that it was seeking investment partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection.

Our  Products

We have developed three prototype products that employ our technology for cancer diagnosis. They include Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamp light to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiberoptic probe is attached to each of our devices which is used to transmit the optical excitation signal and to relieve the native fluorescence response. We believe that the CD instruments have a great deal of versatility and a broad range of potential alternative application depending on the preferred configuration of the fiberoptic probe. For example, the fiberoptic probe can be configured as a convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscope for assessment of the upper or lower GI tract, or the optical fiber can be inserted into a cytoscope for urinary tract exploration, or a colposcope for gynecological evacuation or a laparoscope for evaluation of internal organs, and even through a core biopsy needle, to optically assess breast tumors or for optical assessment of other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate.

The CD Scan product prototype is oriented toward medical research. It is designed to provide optical scanning capability of a broad spectrum of optical wavelengths for evaluation of tissue. We use the CD Scan whenever possible to help define the critical scanning and emission wavelengths for its two other prototype products. On the other hand we are designing the CD Ratiometer as a simple, compact instrument with user friendly features and characteristics. It is being designed to optically assess the scanned tissue only at preestablished optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. We expect that the CD Ratiometer with it's anticipated assortment of disposable probe designs, will be the preferred product for medical practitioners to use in the office or clinical setting. The CD Map is a vision instrument that is being designed to optically assess an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either CD Scan or CD Ratiometer, it is expected to report out results similar to the CD Ratiometer but in the form of a colored map on a computer screen distinguishing the normal areas from cancerous areas via color differentiation. If we can successfully develop theCD Map, we expect it to be especially useful in assisting cancer surgeons in clearly defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents.

Research and Product Development

The potential utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans was first discovered by Professor Robert R. Alfano, Distinguished Professor of Physics and Engineering at the City College of the City University of New York ("CUNY") in the early 1980's. Subsequent to the acquisition by the Company of LDI from Dr. Alfano in 1988, we also developed a research agreement with the Research Foundation of CUNY to provide us with research and development services. In 1992, the Company, CUNY, and the Research Foundation of CUNY established the Mediphotonics Laboratory ("MPL") at the City College of New York which currently provides us with research and development services.

The staff of MPL, which is supervised by Dr. Alfano, developed our current prototype CD devices. MPL has also conducted in vitro pre-clinical testing of various human tissue types such as breast, cervical, colon and the upper aerodigestive tract, to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about the native fluorescent characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the subsequently issued and pending patents which the Company either owns outright or possesses a world wide exclusive license, and which the Company regards as pioneering, blocking.and dominant in the area of cancer diagnosis using fluorescence (e.g. Patents 516--398). The information derived from this work was also the source for a number of scientific papers published in peer-reviewed journals and for presentations made at scientific symposia. This in vitro pre clinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

Clinical Development

Our CD products are designed primarily to be used directly on human patients in vivo. Part of the process of product development and FDA approval is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because of the anticipated clinical utility of our Technology and prototype CD products, we have been able to develop important collaborative relationships with some of the most highly regarded cancer center research hospitals in the United States to assist it in the clinical evaluation of its prototype CD products. These institutions include Memorial Sloan-Kettering, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston.

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

At least two other clinical studies are also scheduled to begin during 1998. One such clinical study is focused on diagnosis of breast cancer using our second prototype product, CD Ratiometer. This clinical study will be conducted at Massachusetts General Hospital under the Principle Investigation of Daniel B. Kopans, M.D., Associate Professor of Radiology, Harvard Medical School and Section Head, Breast Imaging, Massachusetts General Hospital, to determine whether our Technology can optically distinguish on a real-time basis between cancerous and benign breast tumors in vivo by passing a specially designed optical fiber,attached to the CD Ratiometer, through a core biopsy needle placed to within one millimeter of the tumor by stereotactic x-ray guidance. If the technique ultimately proves successful, it will offer the potential to further reduce the frequency of the highly-invasive practice of open surgical biopsy currently employed while providing additional cancer staging information to the radiologist when the tumor is cancerous. If successful, this Phase I clinical feasibility study should provide the basis for additional clinical investigation to establish the safety and effectiveness of CD Ratiometer in providing minimally-invasive, real-time, in vivo diagnosis of breast tumors.

The other, planned, Phase I clinical study will be done at New York Hospital's Cornell Medical Center to assess the potential utility of the Company's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus. On April 24, 1997, we entered into a clinical trial agreement and provided initial funding for this clinical study. However, further progress on this study will require additional funding which cannot be provided at this time due to resource constraints. Barrett's Esophagus is a malady that is thought to be a possible precursor to esophageal cancer in certain people. Barrett's patients are routinely monitored because of the heightened risk that a small proportion of them is predisposed toward the development of esophageal cancer. The current medical practice requires that multiple accessional biopsies be taken during regularly scheduled follow-up appointments (typically annually) to monitor the progression of the disease. The practice is painful, costly and probably unnecessary  in the  majority  of the  Barrett's  suffering  population  but the current state of medical practice does not provide sufficient molecular information to distinguish between the high risk group and the lower risk group. It is hoped that endoscopic application of our Technology will provide gastroenterologists with the ability to better assess the condition of Barrett's tissue in the esophagus without the need for the painful multiple accessional biopsies. It is also hoped that this additional molecular information will provide the ability to assess the relative risk of Barrett's patients toward the development of esophageal cancer allowing gastroenterologists to establish individual patient monitoring schedules appropriate to their relative level of perceived risk. Dr. Basuk has reported that his :work shows UV emission measurements can effectively distinguish normal esophageal tissue from Barrett's or adenocarcinoma. Further preliminary data also indicates that the combination of UV emission and excitation measurements can potentially separate non-dysplasia Barrett's from dysplasia and cancer as well as from normal tissues" On March 19,1999 The New England Journal of Medicine Vol.340, No. 11 reported on a study of "Symptomatic Gastrosophageal Reflux as a risk factor for esophageal Adenocarcinoma" concluding that there is a strong and probable causal relation between gastrosophageal reflux and esophageal adenocarcinoma. Esophageal adenocarcinoma is treatable but rarely curable, mortality is high and successful treatment depends on early detection, thus screening high risk patients would be appropriate. Mediscience experience in excitation of important tissue molecules shows improve diagnostic accuracy in the range of 80 to 90 percent with measurement time a few seconds (real-time). The greatest incidence of this decease is seen in males over age 60. with the major risk factors of alcohol and tobacco.

Our experience in excitation of important tissue molecules shows improved diagnostic accuracy in the range of 80 to 90 percent with measurement time of a few seconds (real-time). The greatest incidence of Barrett's Esophagus is seen in males over age 60, with the major risk factors of such disease being use of alcohol and tobacco.

Business Development and Marketing

More than 120,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society. It is estimated by Theta Corporation, a market research firm, that as many as 85 million people currently alive in the United States, nearly 1/3 of the population, will develop cancer during their lifetimes. Cancer care and treatment is estimated to cost $104 billion annually, $35 billion of which is estimated to be the direct cost of the disease. Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is still critical for successful treatment for the majority of cancer types still remains true.

Although several cancer screening techniques have been developed early indication of various types of cancer in humans, such as, mammography for breast cancer, PAP tests for cervical cancer, PSA tests for prostate cancer and chest x-rays for lung cancer, accessional biopsy is still the "gold standard" for making a definitive cancer diagnosis and for cancer staging, i.e., determining the extent of the progression of the disease prior to mapping out the most appropriate course of therapy.

The accessional biopsy, however, often requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determination. The process can sometimes expose the patient to unnecessary risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense. The Company's technology is believed to offer the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of accessional biopsy. The most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55, is open surgical biopsy (a specific type of accessional biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. About 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If the Company can successfully adapt its technology to diagnose and stage breast cancers, it believes it will save up to half the current cost, eliminate a significant amount of patient discomfort for those patients determined to have cancer and eliminate most of the trauma for the 70% to 80% of the patients who are found not to have cancer.


We believe that our Technology incorporated into one or more of our prototype CD products will be useful in diagnosing and staging for more than half of the various types of cancers. In addition to the pre-clinical and clinical evaluations currently on the docket or already completed, i.e., upper aerodigestive tract, breast and esophagus, we are in the process of creating a prioritized list of other potential applications to evaluate on a pre-clinical basis. If successful, on a pre-clinical basis, we contemplate progressing to the clinical evaluation phase and premarket approval ("PMA") application phase.

We plan to develop certain of our CD products for diagnostic applications, (sometimes referred to as "labeled indications"), that we will ultimately market for our own account in the United States. In addition, we plan to co-develop one or more of our prototype CD products for specific cancer diagnostic applications with one or more selected other companies. We have nurtured relationships with a small number of highly qualified companies which have expressed interest in working with us to co-develop one or more of our existing CD prototype products or possible variations thereof in exchange for certain as yet undetermined rights to commercially exploit a finished approved product in the marketplace or a geographic segment thereof.

We have , in the past, and continue to presently encourage these possible collaborations especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, we are successful in fostering them, are expected to add value to the Company by stretching and leveraging the our financial resource base with development licensing revenues that the Company can then use to help fund the development of our own products.

We also believe that a market for our CD products will exist in the European Union and possibly Asia. We contemplates making a concerted effort to identify one or more possible licensees to help develop its products or variations thereof for the key markets of the European Union during 2000. We will also make a preliminary investigation of the potential for utility of its products in Asia and if the findings are positive, will develop a strategy for exploiting its technology and products in that region as well.

Manufacturing

Our prototype products have been assembled to date by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. We contemplate continuing with this approach until the quantity of devices projected to be required makes it appropriate and necessary to set up a contract manufacturer to assemble our products. Although additional design improvements will likely be required to refine the current prototype products for commercial use, we still believe that the key components will be available from one or more suppliers. We executed a lease agreement, dated January 19, 1997 with City College providing for 900 square feet of space as a "incubator" in which prototypes of the products have been designed and assembled by MPL staff working in concert with personnel from an engineering design firm engaged by the Company.

We plan to out source the manufacture and assembly of our medical device products to contract manufacturers when it is no longer feasible for the MPL to perform that service. Our contract manufacturer(s) will be selected from a list of highly qualified companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices (GMP) in accordance with FDA guidelines. Pepco Manufacturing Company ("Pepco") of Somerdale, N.J., is owed by John M. Kennedy, an officer, director and a principal of the Company. It is believed that Pepco is currently or can become qualified to manufacture our products. Additionally, an opportunity for a business arrangement with a major marketing co-developer could involve manufacture as well.

Research Arrangements with the City University of New York

In June 1992, the Company and the Research Foundation of CUNY established the MPL at the Institute of Ultra fast Spectroscopy and Lasers ("IUSL") at the City of College of New York. Dr. Robert Alfano, Distinguished Professor of Physics and Engineering at City College and the Director of the IUSL, is also responsible for supervising the operations of the MPL. The IUSL includes approximately 60 scientists of which about 20 hold Ph.D's, 9 hold various other graduate degrees and about 30 are graduate students from which the MPL draws its research, talent and expertise.

The Company provides a funding grant to the MPL annually in accordance with a budget of activities and expenditures negotiated between the Company, CCNY, and the Research Foundation of CUNY. The arrangement is renewable annually and may be terminated without cause by either party upon 90 days notice prior to June 1 of each year. The contract with CUNY- "Establishment of the MediPhotonics Laboratory" was extended by agreement September 8, 1997 until October 1, 1998. The Company is reviewing its present research needs with Dr. Alfano in order to establish its grant of funds for the 1998/1999 budgetary year. In comparison, the Company committed to funding of $431,017 for the 1996/1997 budgetary year and provided funding of $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1997 respectively.

The objective of the MPL is to research the use of light and ultra fast laser technology for cancer diagnosis and therapeutic purposes. The major projects of the MPL have been the development of the Company's prototype products, CD Scan, CD Ratiometer and CD Map, including the enhancement of fiberoptic attachments to enable devices to be used with various types of endoscopes and core biopsy needles. The MPL has additionally conducted in vitro preclinical evaluation of various tissues to determine the most appropriate excitation and emission wavelengths for use with a device for different types of human tissue and cancers, assembled the prototype CD products for use in vivo for human clinical trials and created the algorithms and computer software necessary for the accurate performance of the instruments.

Prior to the current arrangement, the Company and the Research Foundation of CUNY on behalf of the City College of New York worked together under a Research Agreement pursuant to which the Company and the City College of New York jointly sponsored the research and development of a cancer detection apparatus using visible luminescence. The results of such research includes the development of the proprietary rights that are subjects of several of the Company's patents and the development of some of the Company's prototype products. The Research Agreement provided that all patent rights or any CD inventions conceived or discovered during its term vest in the Company, subject to a royalty payable to the Research Foundation of CUNY of 5% of the sales of products resulting from any of the inventions. Beginning in 1992 in concert with the formation of the MPL, new inventions and patentable discoveries were assigned to the Research Foundation of CUNY and the Company was (or will be) granted an exclusive worldwide license to exploit the inventions. The royalty rate was reduced to 3.5% of the sales of products resulting from patented inventions conceived or discovered subsequent to June 1, 1992. In the event the Company has not made any lawful sale of any products or sublicensed any patents at or above reasonable market price within 5 years from the date of patent application, the Company has agreed to negotiate a minimum royalty or return all rights with respect thereto to the Research Foundation of CUNY. As of the date of this filing, six patents for which the Company has an exclusive license from the Research Foundation have passed the five year commercialization window. The Company is presently in negotiations with the Research Foundation to extend the period of exclusivity for this intellectual property. The Research Foundation of CUNY owns all copyright and publication rights to the results of the research, subject to the Company's right to produce, translate and use all materials copyrighted by the Research Foundation of CUNY for the Company's own purposes on a royalty-free, non-transferable and non-exclusive basis.


In 1994, the Company became a consortium industrial partner in the CUNY Center for Advanced Technology in Ultra fast Photonic Materials and Applications (the "CAT"). The participation fee paid was $25,000. The Company's membership in the CAT has brought it into contact with other members of the New York State CAT consortium partners and has facilitated in several SBIR and NIST proposals. The Company has a continuing commitment to the CAT.

Competition

 The development of minimally diagnostics for cancer detection is driven by a critical need for more cost effective screening procedures with increased sensitivity and specificity. In-vivo tissue autofluorescence spectral analysis, as pioneered by Mediscience Technology Corp. is a paradigm shift emerging diagnostic technology with clear potential to favorably impact health care clinical outcomes as well as economics. In spite of what we believe is a seminal and dominant Mediscience intellectual property position (in the United States), there is intense competitive activity in this area, with at least seven companies conducting active research and development programs. Specifically:

Xillix Technology Corporation, (Richmond, B.C. Canada) is currently the only competitor with a commercial product (LIFE-Lung System). The Xillix system, marketed by Olympus Corporation (Japan) at a cost of approximately $200,000 uses visible light based auto-fluorescence spectroscopy to detect and localize lung cancer. In association with Olympus, Xillix is also working actively to extend application of the technology to the GI tract and cervix. On July 22, 1999, Xillix announced that it was launching legal action against Olympus for "secretly filing and prosecuting patents potentially competitive to those of Xillix." On August 19, 1999, Xillix announced that it had suspended all development and distribution of its products and had terminated almost 80% of its professional and support staff in order to conserve capital for the prosecution of its legal claims.

LifeSpex, Inc., (Kirkland WA) is developing two products based on tissue auto-fluorescence - Cerviscan(tm) for the detection of cervical cancer, and Deriscan(tm) for skin cancer. Lifespex recently reported success in a 100 patient cervical cancer clinical trial in Canada, claiming 98% sensitivity and 95% specificity. LifeSpex is a privately held company with venture funding from J&J Development Corporation, The

Centennial Funds and Vanguard Venture Partners. During the 2nd quarter of 1999, it was reported that the Hoya Corporation made an equity investment in LifeSpex to fund Cerviscan(tm) development and clinical trials.

Polartechnics, Inc (Sidney, Australia) is developing the TruScan(tm) tissue auto-fluorescence probe for cervical cancer detection. The company anticipates initiating clinical trials in Europe in 1999 and in the U.S. in 2000+ (favorable data is referenced from a previous pilot study in the U.K. using an early version of the TruScan(tm) device) Polartechnics currently has a strategic marketing alliance with J&J Ethic on. In 1998 Polartechnics raised $8MM through a rights issue; they also received a $0.75MM milestone payment from J&J and a $0.9mm grant from the Australian government. The company projects a 2000 European launch for TruScan(tm).

MediSpectra, Inc. (Lexington, MA) is developing an optical biopsy system for the detection of cervical cancer based on tissue fluorescence. In 1998 MediSpectra raised $9.0MM in a private placement through Euclid Partners (Lexington, MA).

SpectrRx, Inc. (Norcross, Ga) is developing a biophotonics technology for the detection of both cervical and skin (melanoma) cancers. In August, 1999, SpectRx reported favorable results in cervical scans of 53 patients at three sites using colposcopy and pathology as reference standards; diagnostic sensitivity and specificity were not reported; the study is ongoing. In February, 1999, SpectRx entered into an agreement with Welsh Allyn to develop biophotonics products for the diagnosis of cervical cancer. SpectRx also has strategic alliances with Respironics and Abbott for the development of unrelated diagnostic products.

Spectra Science, Inc. (Minneapolis, NM) is focused on the development of an Optical Biopsy Forceps for polyp evaluation in the lower GI tract. In 1998, Spectra Science completed a multi-center trial for colorectal cancer in 306 patients; a diagnostic sensitivity of 96.5% vs 86% from visual observation was claimed; specificity, however, was reported to have decreased from 46% to 43%. In 1999, the company filed a PMA submission with the U.S. FDA for this indication. In February, 1999, the company raised an additional $2.2MM in funding from venture capital sources.

Karl  Storz  Gmbh & Co.  (Tuttlingen,  Germany)  is  known  to be  pursuing  the
development  of  a  fiberoptic   lung  imaging  system  based  on  visible  auto
fluorescence.

We are aware of other approaches to cancer screening based on X-ray, CT, ultrasound, magnetic resonance and radionuclide imaging technologies; these, however, are based on the detection of intra-tissue structural abnormalities and are not ideally suited to the evaluation of tissue surface lesions. Our proprietary approach based on imaging and analysis of autofluorescence native spectra represents a new diagnostic paradigm. It offers the promise of providing a more cost effective and user friendly screening procedure with increased sensitivity and specificity, and ultimately, of replacing excision biopsy as the diagnostic standard.

While we believe that we have a dominant intellectual property position that will ultimately permit us to achieve leadership in this important new area, competition from both new and established firms will continue to be intense. Many of these firms have greater resources than the Company, and more experience in the field of cancer diagnostics. Finally, there can be no assurances that the Mediscience Technology, even if developed successfully, will be accepted commercially in the marketplace.

Government Regulation (FDA) Matters

The FDA classifies  medical  devices into one of three classes,  Class I, II, or
III. This classification is based on the controls deemed necessary by the FDA to reasonably insure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can be reasonably ensured through the use of general controls, such as labeling, adherence to GMP requirements and the "510-(k)" process of marketing pre-notification. Class II devices are those whose safety and effectiveness can reasonably be ensured through implement ion of general and special controls, such as performance standards, post market surveillance, patient registries, and FDA guidelines. Class III devices are those devices that must receive premarket approval ("PMA") to insure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed Class I or II device or to a Class III device first marketed prior to May 28, 1976 for which a PMA has not yet been requested by the FDA.

We believe that clinical applications of our native tissue fluorescence spectroscopy devices (CD Scan, CD Ratiometer and CD Map) are Class III medical devices because they lack substantial equivalency to a legally marketed Class I or II device or a pre-1976 Class III device. Because of this classification, we do not qualify for the 510-(k) process (market pre-notification) of regulatory compliance Instead we are obliged to submit a full PMA to the FDA for its careful review and, hopeful, approval. Laboratory versions of our native tissue fluorescence spectroscopy devices for non-clinical in vitro applications may face a less lengthy approval process.

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

Although we believe that our cancer diagnostic products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure governmental approvals or licenses, which could delay or possibly preclude us from marketing our CD products.

To the extent that we intend to market our CD products in foreign markets, we will be subject to foreign governmental regulations with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Patents and Proprietary Rights

The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 28 U.S. patents, plus 1 in Japan, for a total of 29 and has rights to exclusively license an additional 10 U.S. patents pending. There can be no assurance, however, that the pending patent applications will ultimately issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantage to the Company.

The Company also relies on trade secrets and know-how that it seeks to protect in part, through the use of confidentiality agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors.

Third Party Reimbursement

If we are successful in developing our cancer diagnostic technology, and our technology is incorporated into medical devices that are used by health care providers for diagnostic testing for which the providers may seek reimbursement from third-party payers, principally, in the United States, Medicare, Medicaid and private health insurance plans, and in many other countries, typically national government sponsored health and welfare plans, such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the United States and in many other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on the our business potential.


Other Technologies and other applications

In addition to our developments in native tissue fluorescence spectroscopy we have also invented certain other potentially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can be traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. In 1994 the Company and General Electric Company ("GE") acting on behalf of its Corporate research and Development component signed a five year non-exclusive Collaborative Research Agreement to explore potential uses of our optical imaging technology.

Recent Patents Issued

     U.S. Patent No. 5,769,081 issued June 23, 1998 METHOD FOR DETECTING CANCEROUS TISSUE USING OPTICAL SPECTROSCOPY AND FOURIER ANALYSIS.

     U.S.Patent No. 5,799,656 issued September 1, 1998 OPTICAL IMAGING OF BREAST TISSUES TO ENABLE THE DETECTION THEREIN OF CALCIFICATION REGIONS SUGGESTIVE OF CANCER.

     U.S. Patent No. 5,813,988 issued September 29,1998 TIME-RESOLVED DIFFUSION TOMOGRAPHIC IMAGING IN HIGHLY SCATTERING TURBID MEDIA.

     U.S. Patent No. 5,847,394 issued December 8,1998 IMAGING OF OBJECTS BASED UPON THE POLARIZATION OR DEPOLARIZATION OF LIGHT.

     U.S. Patent No. 5,849,595 issued September 29, 1998 METHOD FOR MONITORING THE EFFECTS OF CHEMOTHERAPEUTIC AGENTS ON NEOPLASTIC MEDIA.

     U S Patent No. 5,929,443 issued July 27, 1999 IMAGING OF OBJECTS BASED UPON THE POLARIZATION OR DEPOLARIZATION OF LIGHT

     U S Patent No. 5,931,789 issued August 3, 1999 TIME-RESOLVED DIFFUSION TOMOGRAPHIC 2D AND 3D IMAGING IN RICHLY SCATTERING TURBID MEDIA

     U.S. Patent No. 5,949,077 issued September 7, 1999 TECHNIQUE FOR IMAGING AN OBJECT IN OR BEHIND A SCATTERED MEDIUM.

     U.S. Patent No. 5,983,125 issued November 9.1999 METHOD AND APPARATUS FOR IN-VIVO EXAMINATION OF SUBCUTANEOUS TISSUES INSIDE AN ORGAN OF A BODY USING OPTICAL SPECTROSCOPY.

     U.S. Patent No. 6,006,001 issued December 21, 1999 FIBEROPTIC ASSEMBLY USEFUL IN OPTICAL SPECTROSCOPY.

Scientific/Medical Advisory Board

The Company established a Scientific Advisory Board in January, 1993 under the chairmanship of Professor Robert R. Alfano to provide critical review and analysis of its research and product development programs in the area of photonics (lasers and optics) and to serve as a source of information on new product ideas, new technologies and current research activities. Its function served the Company well during the formative stages of its research. Currently, the Board consisting of Dr. Alfano and one other continuing member, is being expanded to include increased representation from the medical arts, including pathology, and will be staffed with medical specialists who are skilled in the medical fields of primary interest to the Company. We believe that we will be able to attract accomplished clinicians who will help guide us in clinical study design aimed at gaining regulatory approval for applications of our diagnostic Technology. They will also be called upon to advise us about priorities and unmet needs in their respective disciplines and in matters such as physician's habits and preferences that would bear on product design and configuration.

Employees

As of February 28, 1998, the Company had one full-time employee and several retained consultants who dedicate a substantial portion of their time toward the affairs of the Company and the full-time equivalent of a number of scientists, most of whom hold Ph.D.'s in physics or electrical engineering or lesser advanced degrees in similar disciplines from the MPL at the City College of New York (see "Research Arrangements with the City University of New York"). None of the employees, retained consultants or contract researchers is governed by any collective bargaining agreement and the relations between the Company and its employees, retained consultants and contract researchers is believed to be satisfactory to the present time.



ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters are located at 1235 Folkestone Way, Cherry Hill, New Jersey, which is owned by Peter Katevatis, who is Chairman of the Company. Seventy-five percent of such office space is occupied in accordance with an oral arrangement with Mr. Katevatis pursuant to which the Company is required to pay its proportionate share of total occupancy costs, maintenance, utilities and taxes. The New York Office is located at the leased "incubator" site at CCNY. The Company files New York State tax Returns.



ITEM 3. LEGAL PROCEEDINGS


The Company is not presently a party to any litigation,  nor to the knowledge of
management  is  any  litigation  threatened  against  the  Company,   which  may
materially affect the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 28,1998, no matters were submitted to a vote of the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market under the symbol."MDSC" The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below,as reported by the National Association of Securities Dealers, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.


Fiscal Period                                         Common Stock
-------------                                 ---------------------------
                                              High Bid            Low Bid
                                              --------            -------

1999

1st  Quarter           5/31/98                  0.33               0.27
2nd Quarter            8/31/98                  0.18               0.13
3rd  Quarter          11/30/98                  0.18               0.10
4th  Quarter           2/28/99                  0.16               0.10


1998

1st  Quarter           5/31/97                  0.34               0.9/16
2nd Quarter            8/31/97                  0.68               0.43
3rd  Quarter          11/30/97                  0.73               0.52
4th  Quarter           2/28/98                  0.9/16             0.40

     (b) Holders. The approximate number of holders of record of the Companys Common Stock and Series A Preferred Stock as of December 4, 1998 were 880 and 8 respectively .

     (c) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Results of Operations:

Year ending February 28, 1999 compared to year ended February 28, 1998.

The Company had no revenues during its fiscal years ended February 28, 1999 "(its 1999 Fiscal Year") and February 28, 1998 ("its 1998 fiscal year"). The Company's primary focus was the development of its light-based technology.The Company's technology embedded in its design and computer related format confirms to year 2000 requirements.

General and administrative expenses decreased approximately $313,700 or 33% during its 1999 fiscal year as compared to its 1998 fiscal year. A principle reason for the decline was a reversal of accrued professional fees of approximately $145,000, which were no longer required. The Company also reduced approximately $61,000 of its consulting costs associated with its general and financial management. As a result of writing off its patent costs and goodwill in the prior fiscal year (1998), the current year's depreciation and amortization also declined $40,000. The balance in the decline of general and administrative expenses primarily represented a decrease in advertising, travel and marketing expense approximating 59% or $50,000 during its 1999 fiscal year. This was directly related to a decrease in activity with prospective corporate business partners which was the result of a decline in available funds to conduct these activities.

The Company's product development expense decreased approximately 64% or $340,000 during the 1999 fiscal year when compared to the 1998 fiscal year. The Company conducts a number of R&D projects with the City College of C During the 1999 fiscal year, the Company advanced or accrued approximately $171,000 to CUNY for reimbursement of development costs. This represented a decline of approximately $197,000 to the City College of CUNY. There was also a decline in patent application and filing fees approximating $35,000 during the current fiscal year 1999. The primary balance of the decline in product development expense represented a decline in Food and Drug Administration (FDA) monitoring costs approximating $58,000 and a decrease in product or equipment design costs of $34,000.

During fiscal year 1998 The Company concluded that its intangible assets including goodwill and patents should be written-off. As a result, The Company recorded a non-cash charge of $274,675, which represents the difference between the carrying value of these assets and their fair value based on estimated discounted future cash flows.

Other income decreased by approximately $225,000 in the 1999 fiscal year when compared to the 1998 fiscal year. The decrease was primarily comprised of a 1998 receipt of $200,000 from Spectrx, Inc., which entered into a no-shop agreement while it studied possible merger, joint venture licensing or other substantial collaboration with the Company by accessing the Company's United States and Japanese patent portfolio and research capabilities for both corporate and world-wide synergy. The no-shop agreement expired on January 18, 1998. The balance represented a decline of approximately $14,000 of interest income due to decreased cash balances previously invested in money market funds and the recognition of approximately $11,000 interest expense as related to a warrant issued to a creditor in exchange for a loan.

Year ended February 28, 1998 Compared to Year ended February 29, 1997

     The Company had no revenues during its fiscal years ended February 28, 1998 (its 1998 fiscal year") and February 29,1997 (its "1997 fiscal year"). The Company's primary focus was the development of its light-based technology.

General and administrative expenses decreased approximately 55% or $1,147,000 during its 1998 fiscal year as compared to its 1997 fiscal year. The principle reason for the decrease was in fiscal 1997, various directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded approximately $691,000 as additional compensation expense. An additional reason for the decrease was in 1997 the Company incurred a compensation charge in connection with the amendment of an employment agreement with a key officer, whereby annual compensation was fixed at $100,000 per year. As a result, stock was issued to an officer as additional compensation for the amendment which increased compensation in the prior year by $353,000 when compared to the current year.

The Company's product development expense decreased approximately 22% or $145,000 during the 1998 fiscal year when compared to the 1997 fiscal year. The Company conducts a number of R&D projects with the City College of the City University of New York. During the 1998 fiscal year the Company advanced or accrued approximately $369,000 to CUNY for reimbursement of development costs which approximated a decline of approximately $15,000 when compared to 1997. The balance of the decrease represented a decline in costs for cancer research conducted at Sloan-Kettering Institute, $81,000, for patent applications filings and fees, $23,000 and other research and development costs totaling $26,000.

During fiscal year 1998 the Company concluded that its intangible Assets including goodwill and patents should be written off. As a result the Company recorded a non-cash charge of $274,675 which represents the difference between the carrying value of these assets and their fair value based on estimated discounted cash flows.

Other income increased by approximately $152,000 in the 1998 fiscal year when compared to the 1997 fiscal year. The increase was primarily comprised of a $200,000 receipt from Spectrx Inc, which entered into a no-shop agreement while it studied possible merger, joint venture, licensing or other substantial collaboration with the Company by accessing the Company's United States and Japanese patent portfolio and research capabilities for both corporate and world-wide synergy. The no-shop agreement expired on January 18, 1998. The increase was offset by a decline of approximately $48,000 of interest income, due to decreased cash balances previously invested in money market funds.

Liquidity and Capital Resources:

     The Company has a deficiency in working capital as of February 28, 1999 of approximately ($1,487,293) representing an increase in the deficiency approximating ($597,000) during the 1999 fiscal year. The deficiency is primarily comprised of accruals for professional fees, research and development costs and salaries and wages. The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

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

Item  7  SELECTED FINANCIAL DATA

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statments and Notes thereto and Management's Discussion and Analysis of Financial Condition and results of operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants as indicated in their report.

Statement of Operations:                For the Years Ended February 29 (28)
                               1999         1998           1997           1996         1995
                               ----         ----           ----           ----         ----
Net Sales                         -0-            -0-           -0-            -0-           -0-

Operating Loss              (824,574)    (1,753,336)   (2,770,931)    (1,625,386)   (1,377,517)

Interest (income)             11,332        (14,144)      (62,475)        (9,042)       43,679
Expense

Net Loss                    (835,906)    (1,539,192)   (2,708,456)    (1,616,344)   (1,621,196)

Net Loss per
Common Share                   ($.02)         ($.04)        ($.08)         ($.06)        ($.07)


Balance Sheet Data                                 As of February 29 (28)
                               1999         1998           1997           1996         1995
                               ----         ----           ----           ----         ----
Working Capital           (1,487,293)      (890,423)      189,199       (390,376)     (411,886)
(deficit)

Total Assets                  59,539         64,767     1,050,619        503,525       506,237

Long Term Debt                    -0-            -0-           -0-            -0-           -0-

Total Liabilities          1,532,424        928,786       520,862        500,537       467,499

Stockholders
Equity (deficit)          (1,472,885)      (864,019)      529,757          2,988        38,738

ITEM 8. FINANCIAL STATEMENTS          ARTHUR ANDERSEN LLP












                   Mediscience Technology Corp. and Subsidiary

       Consolidated Financial Statements as of February 28, 1999 And 1998

                                  Together With

                    Report of Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mediscience Technology Corp.:

We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. (a New Jersey corporation) and subsidiary as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp.
and subsidiary as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, has incurred significant losses from operations and has an accumulated deficit.
These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 27, 1999

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

            CONSOLIDATED BALANCE SHEETS -- FEBRUARY 28, 1999 AND 1998

                                                                              1999               1998
                                                                          ------------       ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2) ..............................      $     24,940       $     21,240
   Other assets ....................................................            20,191             17,123
                                                                          ------------       ------------
                Total current assets ...............................            45,131             38,363

EQUIPMENT, net of accumulated depreciation of $189,570 and
   $177,574 in 1999 and 1998, respectively (Note 2) ................            14,408             26,404
                                                                          ------------       ------------
                Total assets .......................................      $     59,539       $     64,767
                                                                          ============       ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------
CURRENT LIABILITIES:
   Accounts payable ................................................      $     47,108       $     30,860
   Accrued liabilities (Note 4) ....................................         1,421,207            897,926
   Officer and other loans (Note 3) ................................            64,109                  0
                                                                          ------------       ------------
                Total current liabilities ..........................         1,532,424            928,786
                                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' DEFICIT (Notes 2, 3, and 8):
   Preferred stock, $.01 par value; authorized 50,000 shares-
     Series A preferred stock; issued and outstanding 2,074 shares
       (preference on liquidation $20,740) .........................                21                 21
   Common stock, $.01 par value; authorized 39,950,000 shares;
     issued and outstanding 35,276,130 and 34,943,618 shares in 1999
     and 1998, respectively ........................................           352,761            349,436
   Additional paid-in capital ......................................        17,796,811         17,573,096
   Accumulated deficit .............................................       (19,622,478)       (18,786,572)
                                                                          ------------       ------------
                Total stockholders' deficit ........................        (1,472,885)          (864,019)
                                                                          ------------       ------------

                Total liabilities and stockholders' deficit ........      $     59,539       $     64,767
                                                                          ============       ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                 1999               1998                1997
                                             ------------       ------------       ------------
NET SALES .............................      $          0       $          0       $          0

COST OF SALES .........................                 0                  0                  0
                                             ------------       ------------       ------------
                Gross profit ..........                 0                  0                  0
                                             ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE EXPENSE
   (Notes 2, 3 and 4) .................           635,406            949,110          2,095,753

PRODUCT DEVELOPMENT EXPENSE ...........           189,168            529,551            675,178

WRITE-OFF OF INTANGIBLES (Note 10) ....                 0            274,675                  0
                                             ------------       ------------       ------------
                Total expenses ........           824,574          1,753,336          2,770,931
                                             ------------       ------------       ------------

OTHER:
   Interest expense (income), net .....            11,332            (14,144)           (62,475)
   Other income (Note 9) ..............                 0           (200,000)                 0
                                             ------------       ------------       ------------
                Total other income ....            11,332           (214,144)           (62,475)
                                             ------------       ------------       ------------
                Net loss ..............      ($   835,906)      ($ 1,539,192)      ($ 2,708,456)
                                             ============       ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE      ($       .02)      ($       .04)      ($       .08)
                                             ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES ........        35,046,594         34,893,011         33,908,028
                                             ============       ============       ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                             MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                        FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997



                                                                              Preferred                   Common
                                                                                Stock                      Stock
                                                                              Number of   Preferred      Number of      Common
                                                                               Shares       Stock          Shares       Stock
                                                                               ------       -----          ------       -----
BALANCE, February 29, 1996                                                      2,074        $21        28,474,455     $284,745

   Collection of stock subscription receivable                                      0          0                 0            0
   Issuance of common stock for cash in connection with a private placement         0          0         2,666,667       26,666
   Stock issued upon exercise of stock options at no cost                           0          0         2,843,166       28,432
   Stock issued to officer as additional compensation                               0          0           602,664        6,027
   Exercise of warrants for common stock                                            0          0           100,000        1,000
   Issuance of common stock for consulting services                                 0          0             5,000           50
   Net loss for the year ended February 28, 1997                                    0          0                 0            0
                                                                                -----        ---        ----------     --------
BALANCE, February 28, 1997                                                      2,074         21        34,691,952      346,920

   Issuance of common stock for services                                            0          0            85,000          850
   Stock issued to a director at no cost                                            0          0           166,666        1,666
   Net loss for the year ended February 28, 1998                                    0          0                 0            0
                                                                                -----        ---        ----------     --------
BALANCE, February 28, 1998                                                      2,074         21        34,943,618      349,436

   Issuance of common stock and warrants for cash                                   0          0           200,000        2,000
   Issuance of common stock for legal services                                      0          0           132,512        1,325
   Issuance of warrants                                                             0          0                 0            0
   Net loss for the year ended February 28, 1999                                    0          0                 0            0
                                                                                -----        ---        ----------     --------
BALANCE, February 28, 1999                                                      2,074        $21        35,276,130     $352,761
                                                                                =====        ===        ==========     ========

                                                                                                      Common
                                                                                    Additional         Stock
                                                                                     Paid-in       Subscriptions       Accumulated
                                                                                     Capital         Receivables         Deficit
                                                                                     -------         -----------         -------
BALANCE, February 29, 1996                                                          $14,275,896          ($18,750)     ($14,538,924)

   Collection of stock subscription receivable                                                0            18,750                 0
   Issuance of common stock for cash in connection with a private placement           1,953,333                 0                 0
   Stock issued upon exercise of stock options at no cost                               662,360                 0                 0
   Stock issued to officer as additional compensation                                   484,657                 0                 0
   Exercise of warrants for common stock                                                 49,000                 0                 0
   Issuance of common stock for consulting services                                       4,950                 0                 0
   Net loss for the year ended February 28, 1997                                              0                 0        (2,708,456)
                                                                                    -----------          --------      ------------
BALANCE, February 28, 1997                                                           17,430,196                 0       (17,247,380)

   Issuance of common stock for services                                                102,900                 0                 0
   Stock issued to a director at no cost                                                 40,000                 0                 0
   Net loss for the year ended February 28, 1998                                              0                 0        (1,539,192)
                                                                                    -----------          --------      ------------
BALANCE, February 28, 1998                                                           17,573,096                 0       (18,786,572)

   Issuance of common stock and warrants for cash                                        48,000                 0                 0
   Issuance of common stock for legal services                                          164,315                 0                 0
   Issuance of warrants                                                                  11,400                 0                 0
   Net loss for the year ended February 28, 1999                                              0                 0           835,906
                                                                                    -----------          --------      ------------
BALANCE, February 28, 1999                                                          $17,796,811                $0      ($19,622,478)
                                                                                    ===========          ========      ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                                  1999             1998               1997
                                                              -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................      ($  835,906)      ($1,539,192)      ($2,708,456)
                                                              -----------       -----------       -----------

   Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization ...................           23,396            52,362            57,815
       Write-off of intangibles ........................                0           274,675                 0
       Stock issued for consulting services and interest                0           103,750             5,000
       Stock issued upon exercise of stock options
         at no cost ....................................                0                 0           690,792
       Stock issued to a director at no cost ...........                0            41,666                 0
       Stock issued to officer as additional
         compensation ..................................                0                 0           490,684
       Stock issued for legal services .................          165,640                 0                 0
   Changes in assets and liabilities-
     Decrease (increase) in other assets ...............           (3,068)           14,541           (31,664)
     (Decrease) increase in accounts payable ...........           16,248           (70,453)           84,528
     (Decrease) increase in accrued liabilities ........          523,281           478,377           (64,203)
                                                              -----------       -----------       -----------
                Total adjustments ......................          725,497           894,918         1,232,952
                                                              -----------       -----------       -----------
                Net cash used in operating activities ..         (110,409)         (644,274)       (1,475,504)
                                                              -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES --
   Purchase of fixed assets ............................                0           (12,883)           (5,009)
                                                              -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in stock subscription receivable ...........                0                 0            18,750
   Proceeds from issuance of common stock and
     warrants ..........................................           50,000                 0         2,029,999
   Proceeds from officer and other loans ...............           64,109                 0                 0
                                                              -----------       -----------       -----------
                                                                  114,109                 0         2,048,749
                                                              -----------       -----------       -----------

                Net (decrease) increase in cash ........            3,700          (657,157)          568,236

CASH AND CASH EQUIVALENTS, beginning of year ...........           21,240           678,397           110,161
                                                              -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year .................      $    24,940       $    21,240       $   678,397
                                                              ===========       ===========       ===========

                                                                      1999             1998             1997
                                                                    --------         --------         --------
SUPPLEMENTAL SCHEDULE OF
  NONCASH ACTVITIES:
     Common stock was issued for the following-
       Legal and consulting services rendered .............         $165,640         $103,750         $  5,000
       To officer as additional compensation ..............                0           41,666          490,684
                                                                    --------         --------         --------
                                                                    $165,640         $145,416         $495,684
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

       The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

       The Company is subject but not limited to a number of risks similar to those of other companies at this stage of development, including dependence on key individuals, the development of commercially usable products and processes, competition from substitute products or alternative processes, the impact of research and product development activity, competitors of the Company, many of whom have greater financial or other resources than those of the Company, the uncertainties related to technological improvements and advances, the ability to obtain adequate additional financing necessary to fund continuing operations and product development and the uncertainties of future profitability. The Company expects to incur substantial additional costs before beginning to generate income from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance. Although the Company was able to obtain additional financing in 1997 and 1996 (Note 8), substantial additional financing is needed by the Company.

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

       The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets, liabilities and commitments in the normal course of business. The Company has no revenues, has incurred substantial net losses and has an accumulated deficit through February 28, 1999. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

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

       Cash and Cash Equivalents-

         Cash and cash equivalents include cash held in banks and is stated at cost, which approximates market. For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

       Equipment-

         Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years.

       Long-Lived Assets-

         The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable (see Note 10 for write-off of intangibles).

       Income Taxes-

         The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

       Accounting for Stock-Based Compensation-

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value-based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected the disclosure requirements of SFAS 123 and will continue to account for employee stock-based compensation under APB 25.

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

       In January 1996, the Company elected a new President and Chief Executive Officer, Herbert L. Hugill. Mr. Katevatis remained Chairman and Treasurer of the Company. Accordingly, the employment agreement with Mr. Katevatis was amended effective March 1, 1996 providing for an annual salary of $100,000 per year for the next three years. In connection with this amendment, in March, 1996 the Company issued 552,664 restricted shares of the Company's common stock to Mr. Katevatis, which was recorded as additional compensation expense in fiscal 1997 of $453,184. All other provisions of the agreement remained the same.

       Pursuant to the terms of an employment agreement, Mr. Hugill, was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock (Note 8), and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were cancelled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July, 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of February 28, 1999, no milestones have been achieved.

       In addition, the Company issued 50,000 shares of common stock to Mr. Hugill upon his termination. The Company recorded $37,500 as compensation expense for the fair value of the shares issued.

       In February 1997, Mr. Katevatis resumed the role as President and Chief Executive Officer. Accordingly, the employment Agreement with Mr. Katevatis was amended for an annual salary of $200,000 per year. In August 1999, the Board of Directors approved the extension of Mr. Katevatis's existing contract from March 5, 2002 to March 5, 2007, maintaining all other original contract terms and conditions.

       Legal services rendered by Mr. Katevatis amounted to $50,000 for each of the three years ended February 28, 1999. These amounts have been charged to operations.

       In 1999, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest and are to be repaid as soon as the Company raises additional funds. As of February 28, 1999, the balance of the advances payable to Mr. Katevatis is $39,109. Mr. Katevatis has loaned additional money to the Company subsequent to February 28, 1999 in order to continue to sustain operations.

       In fiscal 1999, the Company borrowed $25,000 from Tami Adelstein and issued Mr. Adelstein a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. The warrant was valued at $11,400 and was recorded as interest expense. The loan is due and payable by the Company without interest on or before August 12, 1999, thereafter, interest is payable at the rate of 1.5% per month. On August 12, 1999, the Company did not repay the note. On October 12, 1999, Peter Katevatis, advanced the funds for the repayment of the note and accrued interest to October 12, 1999.

       On November 17, 1999, the Company entered into a three-year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana. Pursuant to the terms of such agreement, Dr. Castellana is to become the President and Chief Executive Officer of the Company and is to be paid $100,000 per annum. In addition, he will be issued options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share and will be issued a warrant to purchase up to 1,978,746 shares of the Company's common stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746 shares. Dr. Castellana's ability to exercise these options and warrants is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on the issuance of these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the warrants and options are issued or for those subject to milestones, on the date the milestones are obtained.

(4)  ACCRUED LIABILITIES:

       Accrued liabilities consist of the following-

                                                         1999            1998
                                                      ----------      ----------
       Legal and professional fees .............      $  165,937      $  240,350
       Research and development (see Note 7) ...         810,137         485,141
       Salaries and wages ......................         445,133         172,435
                                                      ----------      ----------
                                                      $1,421,207      $  897,926
                                                      ==========      ==========

(5)  INCOME TAXES:

       As of February 28, 1999, the Company has operating loss carryforwards of approximately $11,900,000 which may be used to reduce future income subject to income taxes and expire in various amounts from 1999 to 2013. As of February 28, 1999 and February 28, 1998, the Company had a deferred tax asset of approximately $4,000,000 and $3,800,000, respectively, for which valuation allowances for the entire amounts were provided.

(6)  LOSS PER COMMON SHARE:

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

(7)  COMMITMENTS AND CONTINGENCIES:

       In April 1992, the Company entered into a five year consulting agreement (the "Agreement") with Dr. Robert R. Alfano, a principal shareholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of such Agreement, Dr. Alfano is to be paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. In August 1999, the contract was extended to March 2007. All other provisions of the agreement remained the same.

       The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York ("CCNY") under a contract which is renewed annually. The Company has funded CCNY approximately $157,565, $402,000 and $384,000 for each of the twelve-month periods ending May 31, 1999, 1998 and 1997.

       In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid during the three years ended February 28, 1999.

       In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid during the three years ended February 28, 1999.

(8)  STOCKHOLDERS' EQUITY:

       Preferred Stock-

         The Company is authorized to issue 50,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by shareholders. The Board of Directors has designated 2,074 shares of preferred stock as series A preferred stock, all of which series is issued and outstanding as of February 28, 1999. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

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

       Private Placement Offerings-

         During fiscal 1997, the Company successfully completed a private placement offering (the "97 Offering") of 2,666,667 shares of its common stock for proceeds to the Company of approximately $2,000,000. In connection with the 97 Offering, the Company issued warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants are exercisable, at the option of the holder, at any time through March 27, 2003. During 1999, the Company issued 200,000 shares of the Company's common stock and 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expire in 2003.

       Common Stock Issued for Service-

         During fiscal 1999, 1998 and 1997, respectively, the Company issued 132,512, 85,000 and 5,000 shares, respectively, of restricted common stock for various legal and consulting services provided to the Company. The number of shares issued were determined based on the fair market value of the services provided.

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

         In April 1996, Messrs. Katevatis, Kouvatis, Kennedy and Armstrong, directors and stockholders of the Company, collectively exercised options for 2,843,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and, accordingly, the Company recorded $690,792 as additional compensation expense.

         In May 1997, Mr. Kraum, a director and stockholder of the Company, was issued 166,666 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 200,000 options he held. The Company recorded $41,666 as additional compensation expense in connection with the issuance of the stock.

         Stock option activity during the three year period ended February 28, 1999, was as follows-

                                                                                         Weighted
                                                                                         Average
                                                                         Exercise        Exercise
                                                         Shares         Price Range        Price
                                                         ------         -----------        -----
Outstanding, February 29, 1996                          3,930,748      $0.25 - $2.00       $0.40

Exercised                                              (2,843,166)         $0.25           $0.25
Cancelled                                                (652,582)      $0.25-$1.00        $0.48
                                                       ----------      -------------       -----

Outstanding, February 28, 1997                            435,000       $1.00-$2.00        $1.25

Cancelled                                                (200,000)         $1.00           $1.00
                                                       ----------      -------------       -----

Outstanding, February 28, 1998                            235,000       $1.00-$2.00        $0.95
                                                       ----------      -------------       -----
Outstanding, February 28, 1999                            235,000       $1.00-$2.00        $0.95
                                                       ==========      =============       =====

       Stock Warrants-

         Stock warrant activity during the three year period ended February 28, 1999, was as follows-

                                                                         Shares           Exercise
                                                                        Available        Price Range
                                                                        ---------        -----------
Outstanding, February 29, 1996                                          1,273,412        $.50 -$1.20

Granted                                                                   873,220           $1.00
Exercised                                                                (100,000)          $.50
                                                                        ---------        -----------

Outstanding, February 28, 1997                                          2,046,632        $.50-$1.20
                                                                        ---------        -----------

Outstanding, February 28, 1998                                          2,046,632        $.50-$1.20
Granted                                                                   300,000           $.25
                                                                        ---------        -----------

Outstanding, February 28, 1999                                          2,346,632        $.25-$1.20
                                                                        =========        ===========

(9)    OTHER INCOME:

         On October 20, 1997 the Company entered into a 90 day "no shop" agreement with SpectRx, Inc. Norcross Ga., a developer of products for less invasive and painless alternatives to blood tests for glucose monitoring, diabetic screening, and infant jaundice based on proprietary technology for the consideration of $200,000. This was to enable discussions toward a merger, joint venture licensing or other substantial collaboration with the Company by accessing the Company's United States and Japanese patent portfolio and research capabilities for both corporate and world-wide synergy. On January 18, 1998 the no shop agreement expired. In 1998, the Company recorded the $200,000 as other income in the accompanying statement of operations.

(10)     WRITE-OFF OF INTANGIBLES:

         Applying the criteria established by Statement of Financial Accounting Standards No. 121, Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company concluded that certain intangible assets including goodwill and patents were impaired. Goodwill of $460,000 represented the excess of the purchase price over the net assets acquired in the acquisition of Laser and was being amortized over twenty years, using straight-line method. In 1998, as a result of the impairment, the Company recorded a non-cash charge of $274,675, which represents the difference between the carrying value of these assets and their fair value based on estimated discounted future cash flows. The circumstances that led to this impairment relate primarily from the Company's inability to generate revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors

The directors, executive officers and significant employees of the Company are:

Name                                    Age                          Position
----                                    ---                          --------
Peter Katevatis                         65              Chairman of the Board, Chief Executive
  Officer and Treasurer

John M. Kennedy                         62              Vice President and Secretary

William Armstrong                       82              Director

Mathew Culligan                         79              Director

Michael N. Kouvatas                     72              Director

John P. Matheu                          77              Director

Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors

     Peter Katevatis has served as Chairman of the Board of Directors since 1993. He served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia Penna. and Marlton New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December , 1992. He is also a member of the American Arbitration Association and a member of the National District Attorney's Association.

     John M. Kennedy currently serves a Vice President and Secretary of the Company, as well as being a director of the Company since 1982. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as secretary since 1986. Mr. Kennedy is Chairman of the Board, Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry located in Somerdale, New Jersey. Mr. Kennedy also was a director of First Peoples Bank of New Jersey from 1979 and served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank.

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

     Mathew Culligan has served as a director of the Company since March, 1990. Since 1988, Mr. Culligan has served as Chairman and Chief Executive of Culligan/Kahn Associates, a broadcast production company located in New York, New York. Mr. Culligan, in 1984 founded Environmental Monitor, a non-profit organization dedicated to providing a computerized service of environmental conditions and currently serves as its Chairman. Mr. Culligan has at various times during his career, served as Present of the NBC Radio Network; Elective Vice President of NBC Television; Chairman of the Mutual Broadcasting Company; and as Chairman and President of Curtis Publishing Inc., the publisher of among other periodicals, Saturday Evening Post, Ladies Home Journal and Holiday. Mr. Culligan has also been the author of twelve published books and was the creator of two television shows.

     John P. Matheu has served as a director of the Company since July , 1996. Mr Matheu is currently general partner and co-founder of MATCO & Associates, a firm specializing in providing management consulting services to decision makers in biopharmaceutical, medical devices and health care firms. Previously, he was employed by Pfizer Inc. during which time he held a wide range of management positions primarily in distribution, marketing and sales. As Vice President, he established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories 800 person field sales force, its hospital marketing group and its training department. He left Pfizer in 1984 and founded Matheu Associates, a management consulting firm.

 Michael N. Kouvatas has served as a Director of the Company since 1971. For the past 10 years Mr. Kouvatas has been an attorney with offices in Haddonfield
New Jersey and additionally is a principal in various food operations in the Southern New Jersey area.

There are no family relationships among directors and, to the knowledge of the Company, there have been no legal proceedings or judgments during the past five years which would be material to the evaluation of the ability and integrity of any director.

Scientific Advisory Board

The Scientific Advisory Board's Chairman is Dr. Robert R. Alfano distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology and a principal stockholder of the Company. He supervises the research and development of the Company's cancer diagnostic technology and is principal investigator at CCNY. Since 1972, he has been affiliated with the Physics Department of CCNY. He presently directs the institute for Ultra fast Spectroscopy and Lasers and the Photonics Engineering Laboratories at City College. From 1964 to 1972, he was a member of the technical staff of General Telephone & Electronics Laboratories. Dr. Alfano received an Alfred P. Sloan Fellowship Research corporation Award and was made a Fellow of the American Physical Society in 1976. In 1983 he received the Outstanding Italian-American Award for Science. In May, 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultra fast phenomena. He has been a consultant to several major corporations including GTE, Clairol, Phillips Dental and Hamamatsu Photonics. Dr. Alfano is on the advisory board of Photonics Spectra Magazine. He is a reviewer for prestigious professional journals in the fields of physics, optics, photo biology, photochemistry and biophysics. He received his B.S. and M.S. degrees in Physics from Fairleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D in Physics from New York University in 1972.

Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principle investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue auto fluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the

National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles. papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April ,1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

Each member of the Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share.


ITEM 11. EXECUTIVE COMPENSATION

     The following sets forth a summary of compensation paid or accrued to the executive officers of the Company or fiscal years ending February, 28,1998, February 28, 1997 and February 28, 1996 whose compensation exceeded $100,000.

                                       SUMMARY COMPENSATION TABLE

Name and                             Year ended                                      Other Annual
Principle Position                  Feb. 28 (29)                  Salary             Compensation
------------------                  ------------                  ------             ------------
Peter Katevatis                      1999                        $200,000            $ 61,936 (2)
Chairman and Chief                   1998                        $200,000            $ 64,865 (2)
Executive Officer                    1997                        $100,000 (1)        $523,231 (2)

--------------------

(1)  See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes payment to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ending February 28,1999 February 28,1998, February 28,1997 (fiscal years 1999,1998,1997 respectively). and fringe benefits under his employment agreement for 1999; automobile expense $5,464, auto insurance $3,541, and health insurance $2,931. Contract benefits paid in 1998; automobile expense of $6,000 , automobile insurance of $2,856 and health insurance of $4,800. Contract benefits paid in 1997; automobile expense $12,721, automobile insurance $2,155 and health insurance $4,470. Also included $453,184 of stock compensation expense. See
     Note 3 to Notes to Consolidated Statements.

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

The flowing table provides information regarding the number of shares covered by both exercisable and non-execisable stock options held by the Company's executive officers at February 28, 1998 (sea Notes to Consolidated Statements). In addition the following table sets forth the values for "in-the-money" options, which represent the positive spread between the exercise price of the existing options and $___________ which was the closing price for the Company's Common Stock in the over-the-counter market on February 28, 1998.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

 Number of shares underlying                        Value of unexercised
unexercised options at year end              in-the-money options at year end
--------------------------------          -------------------------------------
Exercisable        Unexercisable          Exercisable             Unexercisable
-----------        -------------          -----------             -------------

    0                    0                      0                       0

The Company does not have any other continent forms of compensation for officers and directors, including any pension,retirement, stock bonus or other compensation plan. No compensation has been paid to any individual for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 4, 1998 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director and (iii) the ownership of the Common Stock by all elective officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:

                                             Amount of Beneficial           Percentage of
Name and Address                                  Ownership                     Class
----------------                             --------------------           -------------
Peter Katevatis
P.O. Box 598
Woodcrest Cherry Hill NJ 08003           4,725,595 (1)(2)(3)(4)(5)(12)          13.4%

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083                  2,677,933 (5)(6)(12)                    7.6

William W.Armtsrong
P.O Box 607
Tupper Lake, NY 2986                       355,200 (5)(7)(12)                    1.0

Michael Kouvatas
27 Kings Highway
East Haddonfield NJ 08033                  684,666 (5)(8)(12)                    1.9

Mathew Culligan
410 East 65 Street
New York, NY 10021                          20,000 (10)                          0.006

Robert C. Miller
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                               0 (14)                          0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                       1,414,000 (11)                          4.02

All directors and officers as a group
7 persons                                8,770,894 (13)                          24.9

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

(6) Includes the issuance of a net of 1,833,333 restricted shares acquired by Mr. Kennedy pursuant to the exercise of stock options described in footnote
     (5) and (12). Also includes 100,000 shares registered in the name of Mr. Kennedy wife

(7) Includes the issuance of a net of 65,000 restricted shares acquired by Mr. Armstrong pursuant to the exercise of stock options described in footnotes
     (5) and (12). Ado included are 6,000 shares registered in the name of Mr. Armstrong's wife.

(8) Includes lithe issuance of a net of $466,666 restricted shares acquired by Mr. Kouvatas pursuant to the exercise of stock options describe in footnotes (5) and (12). Also included are; 14,000 shares owned by Mr. Kouvatas's wife; 6000 shares for which Mr. Kouvatas is custodian for three
     (3) of his children and 36,000 shares for which Mr. Kouvatas's daughter is custodian for her two children under the New Jersey Uniform Gift to Minors Act; and 30,000 shares registered in the names of each his children.

(9) Includes the issuance of a net of 166,666 shares acquired by Mr Krumm pursuant to the exercise of stock options on May 1, 1997; also includes 6,000 shares registered in the name of his wife's IRA.

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

(13) Includes the shares described in notes (1), (6), (7), (8), (9) and (10) above.

(14) Excludes 3,041,500 shares beneficially owned by Allen & Company, Incorporated, (8.5%- includes 1,041,500 warrants) as reflected in Amendment No. 4 to their Schedule 13G filed February 11, 1998. Mr. Miller is a vice president and a director of Allen & Company, Incorporated.

(15) See Note 3 of Notes to Consolidated Financial Statements.

The foregoing table does not include options granted to former placement agents of the Company's securities to purchase 111,912 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 1988, the Company acquired from Dr. Robert Alfano, a principle stockholder of the Company and Chairman of the Scientific Advisory Board, all of the issued and outstanding stock of Laser Diagnostic Instruments, Inc. whose only asset was US patent number 4,930,516 (previously defined as "LDI") in exchange for 1,500,000 shares of the Company's Common Stock. Additional, LDI is under an obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in patent number 4,930,516 to Michelle Alfano, Dr. Alfano's daughter. In April, 1992 the Company entered into a five (5) year Consulting Agreement with Dr. Alfano. By letter Agreement, dated August 5, 1995, the Company extended his Employment Agreement to March 5, 2002 under the same terms and conditions. Pursuant to the terms of such Consulting Agreement, Dr. Alfano is to be paid a consulting fee of no less that $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business.. The Consulting Agreement further provides that Dr. Alfano is to paid a bonus and fringe benefits in accordance with policies and formulas applied to the key executives of the Company.

Ronald Krumm, resigned from the Board of Directors effective August 18, 1998. Herbert L. Hugill terminated his tenure as President /CEO January 31, 1998, whereupon Mr. Katevatis reassumed those responsibilities, and Mr. Hugill resigned from the Board of Directors effective March 6, 1998. Mr. Clarence Wurtz resigned from the board effective September 30, 1998.

Peter Katevatis Pres/CEO and Dr. Alfano principle scientific advisor have agreed to forbear any and all collection action against Mediscience for accrued salary and related contractually entitled items including forgiveness of interest in exchange for the option of converting such accrued debts into MTC common stock on the basis of (0.25 cents), which is above the average High Bid price on June 9 through the 12th 1998, which was 0.15 cents. Said option to be unlimited in duration. Should MTC receive funding Katevatis and Alfano may elect to receive all or part of such accrued debt in cash/shares. This right shall be assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the corporate debt accrued and owing to Katevatis/Alfano.
This offer by Katevatis/Alfano was unanimously accepted by the Board of Directors December 4, 1998 and continues in effect. On August 18,1999 the board of directors unanimously extended Mr. Katevatis's existing contract expiration date from March 5, 2002 to March 5, 2007, maintaining all other original contract terms and conditions, in recognition of his personal financial investment in the Company, the periodic voluntary non-assertion of his contractual anti-dilution rights and other significant consideration to the Company. On August 18,1999 Dr. Alfano agreed to extend his agreement, on the same original contract terms and conditions, from its expiration date of March 5, 2002 to March 5, 2007.

On November 17, 1999 the Company entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana, approved by Board of Director action November 18, 1999. Pursuant to the terms of such agreement, Dr. Castellana will assume the position as President and Chief Executive Officer at a salary of $100,000 per annum with eligibility for an additional $50,000 annual bonus based on milestone achievement. I addition, Dr. Castellana will be issued options to purchase up to 914,373 shares of Mediscience Common Stock at an option price of $.32 per share and will purchase a warrant to purchase up to 1,978,746 shares of Mediscience Common Stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746. Dr. Castellana is subject to a series of contractual milestones described in his business plan (approved by Board of Directors 11/18/99) for development and marketing the registrant's platform technology with Sarnoff Research Corporation, including the obtaining of funding on terms favorable to the Company. The agreement provides for anti-dilution protection for Dr. Castellana and founders Dr. Robert Alfano and Peter Katevatis.

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
(a) Exhibits.

10.01 Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis. (1)

10.02 Consulting Agreement dated April 21, 1992 between the Registrant and Dr. Robert R. Alfano (2)

10.03 Extension Agreement between the Registrant and City College of the City of New York (3)

10.04 Research Proposal to Registrant submitted jointly by the City Collage of the City University of New York and the Research Foundation of the City University of New York (4)

10.07 Agreement dated December 1, 1988 by and among the Registrant, Laser Diagnosis and Robert Alfano, as amended and modified on October 24, 1988 (7)

10.08    Research  Agreement  between  the  Research   Foundation  of  the  City
         University of New York and the Registrant dated as of June 1, 1992 (9)

10.10 License Agreement between Virginia Commonwealth University and the Registrant (10)

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

10.13 Research Agreement effective July 1, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research (12)

10.14 License Agreement between Yale University and the Registrant dated May 4, 1993

10.15 License Agreement between Yale University and the Registrant dated November 30, 1993

10.16 Research Agreement effective July 1,1994 between tar Registrant and the Trustees of Columbia University in the City of New York (13)

10.17 Research Agreement effective July 1, 1994 between Registrant and the Free University, Amsterdam N.V. (14)

10.18 Microbial Detection protocol dated August 15,1994 between and the Registrant and Merck & Co. (15)

10.19 Collaborative Research Agreement effective September 23, 1994 between the Registrant and General Electric Company (16)

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

10.24 Employment Agreement between the Registrant and H.L Hugill effective January 18, 1996 (21)

10.25 Collaborative Research Agreement effective June 15, 1996 between the Registrant, Mallinckrodt Medical Inc. and the Research Foundation of the City University of New York (22)

10.26 Investigational Device Exemption gaited January 3, 1997 by the U.S Food and Drug Administration (FDA) (23)

10.27 Employment Agreement Extension effective January 17, 1997 between the Registrant and H.L.Hugill (24)

10.28 Research Agreement effective April 21, 1997 among the Registrant, General Electric Co, and the Research Foundation of the City University of New York (25)

10.29 Employment Agreement between the Registrant and Dr. Frank S. Castellana dated November 17, 1999


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

See Exhibit 10.27
Employment Agreement effective January 17, 1997 between the Registrant and H.L. Hugill (24)

See Exhibit 10.28
Research Agreement effective April 21, 1997 with General Electric Company and the Research Foundation of the City University of New York (25)

See Exhibit  10.29
Employment Agreement dated November 17, 1999 between Registrant and Dr. Frank S. Castellana (32)

------------------

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

(21)Filed as Exhibit A to Registrant's current report on Form 10-K dated April 23, 1996.

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

(24) Filed as Exhibit A to Registrant's current report on Form 8-K dated Jan 13, 1997

(25) Filed as Exhibit A to Registrants current report on Form 8-K dated January 28, 1997

(26) Filed as Exhibit A to Registrant's current report on Form 8-K dated April 21, 1997.

(27) Filed as Exhibit A to Registrant's current report on Form 8-K dated May 16.1997

(28) Filed as Exhibit A to Registrant's current report on Form 8-K dated Oat 21, 1997

(29) Filed as Exhibit A to Registrant's current report on Form SEC13G dated Feb 12, 1998

(30) Filed as Exhibit A to Registrant's current report on Form 8-K dated April 8, 1998

(31) Filed as Exhibit A to Registrant's current report on Form 8-K dated May 29, 1998

(32) Filed as exhibit A to Registrant's current report on Form 8-K dated Nov 23, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      Mediscience Technology Corp.

                                      /s/Peter Katevatis
                                      ------------------------------------------
Date:  Dec 10, 1999                   By: Peter Katevatis, Chairman of the Board
                                          and Chief Executive Officer


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

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                                           Date
---------                                -----                                           ----
/s/Peter Katevatis        Chairman of the Board,Principle Officer
-----------------------       and Financial Officer                                December 10, 1999
Peter Katevatis, Esq.

/s/William Armstrong
-----------------------
William Armstrong                       Director                                   December 10, 1999

/s/Mathew J. Culligan
-----------------------
Mathew J. Culligan                      Director                                   December 10, 1999

/s/John M. Kennedy
-----------------------
John M. Kennedy                         Director                                   December 10, 1999

/s/ Michael N. Kouvatas
-----------------------
Michael N. Kouvatas, Esq.               Director                                   December 10, 1999

/s/John P, Matheu
-----------------------
John P.Matheu                           Director                                   December 10, 1999