Form 10KSB
period 2000-02-29
MEDISCIENCE TECHNOLOGY CORP
filed 2000-06-20
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the fiscal year ended February 29, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the transition period from              to
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

Issuer's telephone number, including area code: (856)-428-7952

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days, Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

     The issuer's revenues for its most recent fiscal year were: $ none

     The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity of the Registrant, as of, May 19, 2000 ($.30 per share) was:
$10,867,839

     The number of shares outstanding of each of the registrant's classes of common stock, as of May 19, 2000 was: The issuer had no other classes of common equity outstanding as of that date.

       Title of Each Class                      Number of Shares Outstanding
       -------------------                      ----------------------------

Common Stock, par value $.01 per share                   36,226,130
Preferred Stock, par value $0.1 per share                     2,074

                      DOCUMENTS INCORPORATED BY REFERENCE:

     8-K Report, filed 4/8/98, CUNY introduction/review Optical Biopsy-Optical Mammography Photonics to detect Cancer, March 11, 1998. and

     8-K Report, filed 11/23/99 Employment Agreement with. Frank S. Castellana, M.D. as President and Chief Operating Officer of Mediscience Technology Corp are incorporated by reference into Part 1 of this form.

                                MEDISCIENCE CORP.
                           Annual Report on Form 10-KSB
                                Table of Contents

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

            Report of Independent Public Accountants

            Consolidated Balance Sheets- February 29, 2000 and February 28, 1999

            Consolidated Statements of Operations for the years ended February 29, 2000, and February 28, 1999 and 1998

            Consolidated Statement of Stockholders Deficit for the years ended February 29, 2000, and February 28, 1999 and 1998

            Consolidated Statements of Cash Flows for the years ended February 29, 2000, and February 28, 1999 and 1998

            Consolidated Notes to Financial Statements

Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant
Item 10.  Executive Compensation
Item 11.  Security Ownership of certain Beneficial Owners of Management
Item 12.  Certain Relationships and related transactions
Item 13.  Exhibits, List and Reports on Form 8-K

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

Mediscience Technology Corp. ("the Company" "us" or "we")) is principally engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy (the "Technology") to distinguish between malignant and normal or benign tissue. Animal and human tissue contains molecules that fluoresce naturally when exited by light at certain wavelengths. Since the molecular and or structural makeup of tissue changes as it becomes cancerous, the Company's medical devices are able to detect a shift in the resulting native tissue fluorescence spectrum allowing it to distinguish between normal, precancerous and cancerous tissue.

Background

On December 1, 1988, we acquired all the outstanding stock of Laser Diagnostic Instruments, Inc. ("LDI"), which is now a wholly owned subsidiary of the Company. The principle asset of LDI was the ownership of a patent application entitled "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence," which was subsequently granted as patent number 4,930,516 by the US Patent and Trademark Office on June 5, 1990. The "516" claims were expanded from 9 to 59 on August 8,1998 in a reexamination of that patent initiated by the Company. Our research and development activities are centered around this patent and other patents either acquired subsequently by Mediscience or for which Mediscience is the exclusive licensee.

We have successfully conducted preclinical and clinical evaluations which continue to support our belief that our proprietary technology, when fully developed, will be useful in the screening and diagnosis of cancer. We also believe that our technology, if successfully developed, will have substantial commercial appeal due to its non-invasive character, its delivery of immediate, real time results, its enhanced diagnostic sensitivity and specificity and its appeal to physicians who can generate additional office revenues that currently accrue to an off site pathology laboratory.

On January 6, 1997, the Company received approval from the FDA of its Investigational Device Exemption application to initiate human Phase II clinical trials with its CD Scan medical device for early stage detection of cancer. This trial has not been initiated because of the lack of funding.

On January 25, 1999 the FDA classified our Mediscience CD-Scan as a non-significant risk device for human trial Phase I clinical investigation of the biological basis of fluorescence as applied to medically significant female OBGYN health issues. This pilot study is being conducted under a research agreement with Yale University and CUNY under the direction of Dr. Frederick Naftolin, Chairman OBGYN Dept. of Obstetrics and Gynecology.

Strategy

On April 15, 1999 the Company entered into a joint effort with Sarnoff Corporation of Princeton NJ for the purpose of raising funds to develop a series of instruments based upon our Technology and the engineering background and expertise of Sarnoff and City University of New York. On April 15, 1999 the Company and Sarnoff jointly filed a $2.5 Million funding request with the National Cancer Institute to support the development over a three-year period of an "Instrument to Screen, Detect and Treat Human Cervical Cancer Based on Intrinsic Fluorescence Imaging."

Significantly, our agreement provided that all Intellectual property which derives from this project, as well as prototypes and improvements of our patents are to be our sole property unless we otherwise agree in writing. While the project was considered to have scientific merit by NCI reviewers, funding was not made available.

Our strategy is to develop one or more products for the non-invasive or minimally-invasive diagnosis of specific types of cancer which we ultimately plan to market worldwide either directly or in various types of partnering or licensing arrangements with other firms. Our principle focus will be on the United States; we expect to address international markets via partnering or licensing arrangements with other companies.

We believe that our Technology will be broadly applicable in cancer screening and diagnosis, however, each approved labeled indication is expected to require separate pre-marketing approval (a "PMA"), which will be both time-consuming and costly. We plan to carefully select and prioritize our targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro.

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

The principal issue facing the Company is a critical lack of the financial resources and liquidity required to maintain business momentum and to properly leverage our intellectual property assets; the resolution of this issue is the principle focus and the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.

Two important and immediate derivative issues relate to the Company's research and licensing agreements with the City University of New York. The Company has an outstanding financial obligation to the University for work conducted during the period August, 1997 through July, 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. While we are actively working to meet this deadline, there is no assurance that we will be successful, and if not, that we will successfully negotiate an additional time extension. In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. If we are unsuccessful in our negotiations, the Company may lose rights to several of its key patents.

Our Products

We have developed three prototype products that employ our technology for cancer Diagnosis; they include the Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamp light to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiberoptic probe is attached to each of our devices to transmit the optical excitation signal and to retrieve the native fluorescence response. We believe that the CD instruments have a great deal of versatility and a broad range of potential alternative applications depending on the preferred configuration of the fiberoptic probe. For example, the fiberoptic probe can be configured as a convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscope for assessment of the upper or lower GI tract, through a cystoscope for study of the urinary tract, a colposcope for gynecological evaluation or a laparoscope for evaluation of internal organs, and even through a core biopsy needle to optically assess breast tumors or other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate.

The CD Scan product prototype is oriented to medical research. It is designed to provide optical scanning capability over a broad spectrum of optical wavelengths for evaluation of tissue. We use the CD Scan whenever possible to help define the critical scanning and emission wavelengths for our two other prototype products. On the other hand we are designing the CD Ratiometer as a simple, compact instrument with user friendly features and characteristics. It is being designed to optically assess the scanned tissue only at pre-established optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. We expect that the CD Ratiometer with its anticipated assortment of disposable probe designs, will be the preferred product for medical practitioners to use in the office or clinical setting. The CD Map is a vision instrument that is being designed to optically interrogate an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either the CD Scan or CD Ratiometer, it is expected to report out similar results but in the form of a colored map on a computer screen distinguishing normal areas from abnormal areas via color differentiation. If we can successfully develop the CD Map, we expect it to be especially useful in assisting cancer surgeons in clearly defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents.

Research and Product Development

The potential utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans was first discovered by Professor Robert R. Alfano, Distinguished Professor of Physics and Engineering at the City College of the City University of New York ("CUNY") in the early 1980's. Subsequent to the acquisition by the Company of LDI from Dr. Alfano in 1988, we developed a research agreement with the Research Foundation of CUNY to provide us with research and development services. In 1992, the Company, CUNY, and the Research Foundation of CUNY established the Mediphotonics Laboratory ("MPL") at the City College of New York to provide research and development services in the area of tissue spectroscopy and cancer detection and other biological applications.

The staff of MPL, which is supervised by Dr. Alfano, developed our current CD prototype devices. MPL has also conducted in vitro, pre-clinical testing of various human tissue types such as breast, cervical, colon and the upper aerodigestive tract, to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about the native fluorescence characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the subsequently issued and pending patents which the Company either owns outright or for which it possesses a world wide exclusive license, and which the Company regards as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence. The information derived from this work was also the source for a number of scientific papers published in peer-review journals and for presentations made at scientific symposia. This in-vitro preclinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

Because of lack of funding, Company support of research activities at the MPL is presently suspended. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful.

Clinical Development

Our CD products are designed primarily to be used directly on human patients in-vivo. Part of the process of product development and FDA approval is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because of the anticipated clinical utility of our technology and prototype CD products, we have been able to develop important collaborative relationships with some of the most highly regarded cancer center research hospitals in the United States to assist in the clinical evaluation of our prototype products. These institutions include Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston.

A Phase I clinical feasibility study of the upper aerodigestive tract was carried out at Memorial Sloan-Kettering under the principal investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention. It was established in this study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its technology. A Phase II clinical study in the upper aerodigestive tract is scheduled to begin when funding is available.

Another planned, Phase I clinical study will be conducted at New York Hospital's Cornell Medical Center to assess the potential utility of the Company's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus. On April 24, 1997, we entered into a clinical trial agreement and provided initial funding for this clinical study. However, further progress on this study will require additional funding which cannot be provided at this time due to resource constraints. Barrett's Esophagus is a malady that is thought to be a possible precursor to esophageal cancer in certain people. Barrett's patients are routinely monitored because of the heightened risk that a small proportion of them are predisposed to the development of esophageal cancer. The current medical practice requires that multiple excisional biopsies be taken during regularly scheduled follow-up appointments (typically annually) to monitor the progression of the disease. The practice is painful, costly and probably unnecessary in the majority of Barrett's patients, but the current state of medical practice does not provide sufficient molecular information to distinguish between the high risk group and the lower risk group. It is hoped that endoscopic application of our technology will provide gastroenterologists with the ability to better assess the condition of Barrett's tissue without a need for painful multiple biopsies. It is also hoped that this additional molecular information will provide the ability to assess the relative risk of Barrett's patients to the development of esophageal cancer allowing gastroenterologists to establish individual patient monitoring schedules appropriate to their relative level of perceived risk. Dr. Basuk has reported that his work shows that UV emission measurements can effectively distinguish normal esophageal tissue from Barrett's or adenocarcinoma. Further, preliminary data also indicates that the combination of UV emission and excitation measurements can potentially separate Barrett's from dysplasia and cancer as well as from normal tissues. On March 19, 1999 the New England Journal of Medicine (Vol.340, No. 11) reported on a study of "Symptomatic Gastrosophageal Reflux as a risk factor for esophageal Adenocarcinoma," concluding that there is a strong and probable causal relation between gastrosophageal reflux and esophageal adenocarcinoma. Esophageal adenocarcinoma is treatable but rarely curable, mortality is high and successful treatment depends on early detection, thus screening high risk patients would be appropriate. Mediscience experience in excitation of important tissue molecules shows improved diagnostic accuracy in the range of 80 to 90 percent with measurement time of a few seconds (real-time). The greatest incidence of this decease is seen in males over age 60, with the major risk factors being the use of alcohol and tobacco.

Business Development and Marketing

More than 120,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society. It is estimated by Theta Corporation, a market research firm, that as many as 85 million people currently alive in the United States, nearly 1/3 of the population, will develop cancer during their lifetimes. Cancer care and treatment is estimated to cost $104 billion annually, $35 billion of which is estimated to be the direct cost of the disease. Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is critical for successful treatment for the majority of cancer types still remains true.

Although several cancer screening techniques have been developed for the early indication of various types of cancer in humans, such as, mammography for breast cancer, PAP tests for cervical cancer, PSA tests for prostate cancer and chest x-rays for lung cancer, excision biopsy is still the "gold standard" for making a definitive cancer diagnosis and for cancer staging, i.e., determining the extent of the progression of the disease prior to mapping out the most appropriate course of therapy.

The excision biopsy, however, often requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determinations. The process can sometimes expose the patient to unnecessary risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense. The Company's technology is believed to offer the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of biopsy. The most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55, is open surgical biopsy (a specific type of biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. About 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If the Company can successfully adapt its technology to diagnose and stage breast cancers, it believes it will save up to half the current cost, eliminate a significant amount of patient discomfort for those patients determined to have cancer, and eliminate most of the trauma for the 70% to 80% of the patients who are found not to have cancer.

We believe that our technology incorporated into one or more of our prototype CD products will be useful in diagnosing and staging for more than half of the various types of cancers. In addition to the pre-clinical and clinical evaluations currently projected or already completed, i.e., upper aerodigestive tract, breast and esophagus, we are in the process of creating a prioritized list of other potential applications to evaluate on a pre-clinical basis. If successful, on a pre-clinical basis, we contemplate progressing to the clinical evaluation phase and pre-market approval ("PMA") application phase.

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

We have, in the past, and continue to presently encourage these possible collaborations especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, if we are successful in fostering them, are expected to add value to the Company by leveraging the our financial resource base with development and licensing revenues that the Company can then use to help fund the development of its own products.

We also believe that a market for our CD products will exist in the European Union and possibly Asia. We contemplate making a concerted effort to identify one or more possible licensees to help develop our products or variations thereof for the key markets of the European Union during 2001. We will also make a preliminary investigation of the potential for our products in Asia and if the findings are positive, will develop a strategy for exploiting our technology in that region as well.

Manufacturing

Our prototype products have been assembled to date by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. We contemplate continuing with this approach until the quantity of devices projected to be required makes it appropriate and necessary to find a contract manufacturer. Although additional design improvements will likely be required to refine the current prototype products for commercial use, we still believe that the key components will be available from one or more suppliers. We executed a lease agreement, dated January 19, 1997 with City College providing for 900 square feet of space as an "incubator" in which prototypes of the products have been designed and assembled by MPL staff working in concert with personnel from an engineering design firm engaged by the Company.

We plan to outsource the manufacture and assembly of our medical device products to contract manufacturers when it is no longer feasible for the MPL to perform that service. Our contract manufacturer(s) will be selected from a list of highly qualified companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices
(GMP) in accordance with FDA guidelines. Pepco Manufacturing Company ("Pepco") of Somerdale, N.J., is owned by John M. Kennedy, an officer, director and a principal of the Company. It is believed that Pepco is currently or can become qualified to manufacture our products. Additionally, an opportunity for a business arrangement with a major marketing co-developer could involve manufacture as well.

Research Arrangements with the City University of New York

In June 1992, the Company and the Research Foundation of CUNY established the MPL at the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") at the City College of New York. Dr. Robert Alfano, Distinguished Professor of Physics and Engineering at City College and Director of the IUSL, is also responsible for supervising the operations of the MPL. The IUSL includes approximately 60 scientists of which about 20 hold Ph.D's, 9 hold various other graduate degrees and about 30 are graduate students from which the MPL draws its research, talent and expertise.

Until July, 1998, the Company provided annual funding grants to the MPL accordance with a budget of activities and expenditures negotiated between the Company, CCNY, and the Research Foundation of CUNY. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. The contract with CUNY "Establishment of the MediPhotonics Laboratory" was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October, 1998 extension. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful. For reference, the Company committed to funding of $406,353 for the 1997/1998 budgetary year, $431,017 for the 1996/1997 budgetary year, and $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1997, respectively. The Company currently has an outstanding financial obligation to the University for work conducted during the 1997/1998 contract period. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. While we are actively working to meet this deadline, there is no assurance that we will be successful, and if not, that we will successfully negotiate an additional time extension.

The objective of the MPL is to research the use of light and ultra fast laser technology for cancer diagnosis and therapeutic purposes. The major projects of the MPL have been the development of the Company's prototype products, CD Scan, CD ratiometer and CD Map, including the enhancement of fiberoptic attachments to enable devices to be used with various types of endoscopes and core biopsy needles. The MPL has additionally conducted in-vitro preclinical evaluation of various tissues to determine the most appropriate excitation and emission wavelengths for use with a device for different types of human tissue and cancers, assembled the prototype CD products for use in vivo for human clinical trials and created the algorithms and computer software necessary for the accurate performance of the instruments.

Prior to the current arrangement, the Company and the Research Foundation of CUNY on behalf of the City College of New York worked together under a Research Agreement pursuant to which the Company and the City College of New York jointly sponsored the research and development of a cancer detection apparatus using visible luminescence. The results of such research includes the development of the proprietary rights that are subjects of several of the Company's patents and the development of some of the Company's prototype products. The Research Agreement provided that all patent rights on any CD inventions conceived or discovered during its term vest in the Company, subject to a royalty payable to the Research Foundation of CUNY of 5% of the sales of products resulting from any of the inventions. Beginning in 1992 in concert with the formation of the MPL, new inventions and patentable discoveries were assigned to the Research Foundation of CUNY and the Company was (or will be) granted an exclusive worldwide license to exploit the inventions. The royalty rate was reduced to 3.5% of the sales of products resulting from patented inventions conceived or discovered subsequent to June 1, 1992. The Research Foundation of CUNY owns all copyright and publication rights to the results of the research, subject to the Company's right to produce, translate and use all materials copyrighted by the Research Foundation of CUNY for the Company's own purposes on a royalty-free, non-transferable and non-exclusive basis. In the event the Company has not made any lawful sale of any products or sublicensed any patents at or above reasonable market price within 5 years from the date of patent application, the Company has agreed to negotiate a minimum royalty or return all rights with respect thereto to the Research Foundation of CUNY. As of the date of this filing, nine patents for which the Company has an exclusive license from the Research Foundation have passed the five year commercialization window. The Company is presently negotiating with the Research Foundation to extend the period of exclusivity for this intellectual property. If the Company is unsuccessful in its negotiations, it may lose rights to several of its key patents.

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

Competition

The development of minimally diagnostics for cancer detection is driven by a critical need for more cost effective screening procedures with increased sensitivity and specificity. In-vivo tissue autofluorescence spectral analysis, as pioneered by Mediscience Technology is a paradigm shift emerging diagnostic technology with clear potential to favorably impact health care clinical outcomes as well as economics. In spite of what we believe is a seminal and dominant Mediscience intellectual property position (in the United States), there is intense competitive activity in this area, with at least seven companies conducting active research and development programs. Specifically:
Xillix Technology Corporation, (Richmond, B.C. Canada) is currently the only competitor with a commercial product (LIFE-Lung System). The Xillix system, until recently, marketed by Olympus Corporation (Japan) at a cost of approximately $200,000 uses visible light based auto-fluorescence spectroscopy to detect and localize lung cancer. In association with Olympus, Xillix is also working actively to extend application of the technology to the GI tract and cervix. On July 22, 1999, Xillix announced that it was launching legal action against Olympus for "secretly filing and prosecuting patents potentially competitive to those of Xillix." On August 19, 1999, Xillix announced that it had suspended all development and distribution of its products and had terminated almost 80% of its professional and support staff in order to conserve capital for the prosecution of its legal claims.

LifeSpex, Inc., (Kirkland, WA) is developing two products based on tissue auto-fluorescence - Cerviscan(tm) for the detection of cervical cancer, and Dermascan(tm) for skin cancer. Lifespex recently reported success in a 100 patient cervical cancer clinical trial in Canada, claiming 98% sensitivity and 95% specificity. LifeSpex is a privately held company with venture funding from J&J Development Corporation, The Centennial Funds and Vanguard Venture Partners. During the 2nd quarter of 1999, it was reported that the Hoya Corporation made an equity investment in LifeSpex to fund Cerviscan(tm) development and clinical trials.

Polartechnics, Inc (Sidney, Australia) is developing the TruScan(tm) tissue auto-fluorescence probe for cervical cancer detection. The company anticipates initiating clinical trials in Europe in 1999 and in the U.S. in 2000+ (favorable data is referenced from a previous pilot study in the U.K. using an early version of the TruScan(tm) device). Polartechnics currently has a strategic marketing alliance with J&J Ethicon. In 1998, Polartechnics raised $8MM through a rights issue; they also received a $0.75MM milestone payment from J&J and a $0.9mm grant from the Australian government. The company projects a 2000 European launch for TruScan(tm).

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

Government Regulation (FDA) Matters

The FDA classifies medical devices into one of three classes, Class I, II, or
III. This classification is based on the controls deemed necessary by the FDA to reasonably insure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can be reasonably ensured through the use of general controls, such as labeling, adherence to GMP requirements and the "510-(k)" process of marketing pre-notification. Class II devices are those whose safety and effectiveness can reasonably be ensured through implementation of general and special controls, such as performance standards, post market surveillance, patient registries, and FDA guidelines. Class III devices are those devices that must receive pre-market approval ("PMA") to insure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed Class I or II device or to a Class III device first marketed prior to May 28, 1976 for which a PMA has not yet been requested by the FDA.

We believe that the projected clinical indications for our native tissue fluorescence spectroscopy devices (CD Scan, CD Ratiometer and CD Map) will cause them to be classified as Class III medical devices because they lack substantial equivalency to a legally marketed Class I or II device or a pre-1976 Class III device. Because of this classification, we do not qualify for the 510-(k) process (market pre-notification) of regulatory compliance. Instead we are obliged to submit a full PMA to the FDA for its careful review and, hopeful, approval. Laboratory versions of our native tissue fluorescence spectroscopy devices for non-clinical in vitro applications may face a less lengthy approval process.

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

Patents and Proprietary Rights

The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 27 U.S. patents, plus 1 in Japan, for a total of 28, and has rights to exclusively license an additional 10 U.S. patents pending. There can be no assurance, however, that the pending patent applications will ultimately issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantage to the Company. Of the 21 patents owned by the City University and for which the Company is the exclusive licensee, nine have passed the five year period (from date of filing) for commercialization. According to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty agreement for these patents to maintain its exclusive licensee position. If the Company is unsuccessful in its negotiations, it may lose rights to several of its key patents.

The Company also relies on trade secrets and know-how that it seeks to protect in part, through the use of confidentiality agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors.

Third Party Reimbursement

If we are successful in developing our cancer diagnostic technology, and our technology is incorporated into medical devices that are used by health care providers for diagnostic testing for which the providers may seek reimbursement from third-party payers, principally, in the United States, Medicare, Medicaid and private health insurance plans, and in many other countries, typically national government sponsored health and welfare plans, such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the United States and in many other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on our business potential.

Other Technologies and other applications

In addition to our developments in native tissue fluorescence spectroscopy we have also invented certain other potentially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can be traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. In 1997 the Company and General Electric Company ("GE") acting on behalf of its Corporate Research and Development component signed a five year non-exclusive Collaborative Research Agreement to explore potential uses of our optical imaging technology. To this date, no material activity has occurred under this contract.

Recent Patents Issued

     U.S. Patent No. 5,769,081 issued June 23, 1998 METHOD FOR DETECTING CANCEROUS TISSUE USING OPTICAL SPECTROSCOPY AND FOURIER ANALYSIS.

     U.S.Patent No. 5,799,656 issued September 1, 1998 OPTICAL IMAGING OF BREAST TISSUES TO ENABLE THE DETECTION THEREIN OF CALCIFICATION REGIONS SUGGESTIVE OF CANCER.

     U.S. Patent No. 5,813,988 issued September 29, 1998 TIME-RESOLVED DIFFUSION TOMOGRAPHIC IMAGING IN HIGHLY SCATTERING TURBID MEDIA.

     U.S. Patent No. 5,847,394 issued December 8,1998 IMAGING OF OBJECTS BASED UPON THE POLARIZATION OR DEPOLARIZATION OF LIGHT.

     U.S. Patent No. 5,849,595 issued September 29, 1998 METHOD FOR MONITORING THE EFFECTS OF CHEMOTHERAPEUTIC AGENTS ON NEOPLASTIC MEDIA.

     U S Patent No. 5,929,443 issued July 27, 1999 IMAGING OF OBJECTS BASED UPON THE POLARIZATION OR DEPOLARIZATION OF LIGHT.

     U S Patent No. 5,931,789 issued August 3, 1999 TIME-RESOLVED DIFFUSION TOMOGRAPHIC 2D AND 3D IMAGING IN RICHLY SCATTERING TURBID MEDIA.

     U.S. Patent No. 5,949,077 issued September 7, 1999 TECHNIQUE FOR IMAGING AN OBJECT IN OR BEHIND A SCATTERED MEDIUM.

     U.S. Patent No. 5,983,125 issued November 9, 1999 METHOD AND APPARATUS FOR IN-VIVO EXAMINATION OF SUBCUTANEOUS TISSUES INSIDE AN ORGAN OF A BODY USING OPTICAL SPECTROSCOPY.

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

Employees

As of February 29, 2000, the Company had two full-time employees, and one retained consultant. Neither the employees nor the retained consultant is governed by any collective bargaining agreement; the relations between the Company and its employees and retained consultant are believed to be satisfactory at the present time.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company which may materially affect its operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 29, 2000, no matters were submitted to a vote of the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market under the symbol "MDSC." The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by the National Association of Securities Dealers, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

Fiscal Period                               Common Stock
-------------                         -----------------------
                                      High Bid        Low Bid
                                      --------        -------
2000

1st Quarter       05/31/99              0.34           0.11
2nd Quarter       08/31/99              0.34           0.14
3rd Quarter       11/30/99              0.45           0.20
4th Quarter       02/29/00              1.78           0.19

1999

1st Quarter       05/31/98              0.33           0.27
2nd Quarter       08/31/98              0.18           0.13
3rd Quarter       11/30/98              0.18           0.10
4th Quarter       02/28/99              0.16           0.10


     (a) Holders. The approximate number of holders of record of the Company's Common Stock and Series A Preferred Stock as of February 29, 2000 were 880 and 8 respectively .

     (b) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Results of Operations:

Year ending February 29, 2000 compared to year ended February 28, 1999.

The Company had no revenues during its fiscal years ended February 29, 2000 ("its 2000 Fiscal Year") and February 28, 1999 ("its 1999 fiscal year"). The Company's primary focus was the development of its light-based technology. The Company's technology embedded in its design and computer related format conforms to year 2000 requirements.

General and Administrative Expenses increased approximately $274,600 or 43% during its 2000 fiscal year as compared to its 1999 fiscal year. A principle reason for the increase was the recognition of approximately $259,000 in costs associated with the issuance of warrants to purchase stock of the Company in exchange for services and employment costs. This amount included a warrant with an estimated value of $110,000 to the City College of New York to defer the payment of the Company's accrued research and development costs.

The increase in fiscal year 2000 was also attributable to an increase in travel and entertainment expenses of $14,000, salaries and wage accruals for a new corporate officer of $13,000 and professional fees of $73,000.

The principle reason for the increase in professional fees for fiscal year 2000 when compared to fiscal 1999, was in 1999, the Company reversed approximately $145,000 of accrued professional fees in 1999 which were no longer required.

The increase in general and administrative expenses for fiscal year 2000 were partially offset by a decrease in certain consulting of $25,000, administrative secretarial of $25,000, fringe benefit accruals of $20,000 and general administrative expenses of $16,000.

The Company's product development expense decreased approximately 70% or $132,600 during the 2000 fiscal year when compared to the 1999 fiscal year. During the 2000 fiscal year, the Company advanced $50,000 to CUNY for reimbursement of patent costs. This represented a decline of approximately $121,000 of development reimbursement costs to the City College of CUNY. The balance of the decline in product development expense primarily represented a decline in general research and monitoring costs.

Other expense (income) net decreased by approximately $12,000 in the 2000 fiscal year when compared to the 1999 fiscal year. The decrease primarily represented a decline of $11,000 of interest expense incurred in relation to a warrant issued to a creditor in exchange for a loan in the 1999 fiscal year.

Year ending February 28, 1999 compared to year ended February 28, 1998

The Company had no revenues during its fiscal year ending February 28, 1999 (its 1999 fiscal year) and February 28, 1998 (its 1998 fiscal year). The Company's primary focus was the development of its light-based technology. The Company's technology embedded in its design and computer related format confirms to year 2000 requirements.

General and administrative expenses decreased approximately $313,700 or 33% during its 1999 fiscal year as compared to its 1998 fiscal year. The principle reason for the decline was a reversal of accrued professional fees of approximately $145,000 which were no longer required. The Company also reduced approximately $61,000 of its consulting costs associated with its general and financial management. As a result of writing off its patent costs and goodwill in the prior fiscal year (1998), the current year's depreciation and amortization also declined $40,000. The balance in the decline of general and administrative expenses primarily represented a decrease in advertising, travel and marketing expense approximating 59% or $50,000 during its 1999 fiscal year. This was directly related to a decrease in activity with prospective corporate business partners which was the result of a decline in available funds to conduct these activities.

The Company's product development expense decreased approximately 64% or $340,000 during the 1999 fiscal year when compared to the 1998 fiscal year. The Company conducts a number of R&D projects with the City College of CUNY. During the 1999 fiscal year, the Company advanced or accrued approximately $171,000 to CUNY for reimbursement of development costs. This represented a decline of approximately $197,000 to the City College of CUNY. There was also a decline in patent application and filing fees approximating $35,000 during the fiscal year 1999. The primary balance of the decline in product development expense represented a decline in Food and Drug Administration (FDA) monitoring costs approximating $58,000 and a decrease in product or equipment design costs of $34,000.

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

Liquidity and Capital Resources:

The Company has a deficiency in working capital as of February 29, 2000 of approximately ($2,021,500) representing an increase in the deficiency approximating ($535,000) during the 2000 fiscal year. The Company's ability to maintain its operations throughout its history has been dependent upon the periodic infusion of capital and the willingness of its creditors to accept payment beyond normal terms.

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

Mediscience Technology Corp. and Subsidiary

Consolidated Financial Statements
as of February 29, 2000 And FEBRUARY 28, 1999
TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mediscience Technology Corp.:


We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. (a New Jersey corporation) and subsidiary as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiary as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        ARTHUR ANDERSEN LLP


Roseland, New Jersey
May 19, 2000

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



                                      ASSETS                                                 2000             1999
                                      ------                                          ---------------   --------------

CURRENT ASSETS:
    Cash and cash equivalents (Note 2)                                                $        17,066   $       24,940
    Other assets                                                                               20,191           20,191
                                                                                      ---------------   --------------
                 Total current assets                                                          37,257           45,131


EQUIPMENT, net of accumulated depreciation of $195,390 and $189,570 in 2000 and
    1999, respectively (Note 2)                                                                 8,588           14,408
                                                                                      ---------------   --------------
                 Total assets                                                         $        45,845   $       59,539
                                                                                      ===============   ==============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                  $        39,396   $       47,108
    Accrued liabilities (Note 4)                                                            1,877,456        1,421,207
    Officer and other loans (Note 3)                                                          141,955           64,109
                                                                                      ---------------   --------------
                 Total current liabilities                                                  2,058,807        1,532,424
                                                                                      ---------------   --------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS'  DEFICIT  (Notes 2, 3, and 8):  Preferred  stock,  $.01 par value;
    authorized  50,000 shares- Series A preferred stock;  issued and outstanding
    2,074 shares (preference on liquidation $20,740)                                               21               21
    Common stock,  $.01 par value;  authorized  100,000,000  shares;  issued and
       outstanding   35,976,130  and   35,276,130   shares  in  2000  and  1999,
       respectively                                                                           359,761          352,761
    Additional paid-in capital                                                             18,215,977       17,796,811
    Accumulated deficit                                                                   (20,588,721)     (19,622,478)
                                                                                      ---------------   --------------
                 Total stockholders' deficit                                               (2,012,962)      (1,472,885)
                                                                                      ---------------   --------------
                 Total liabilities and stockholders' deficit                          $        45,845   $       59,539
                                                                                      ===============   ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND 1998



                                                               2000               1999                1998
                                                        ---------------    ---------------     ---------------

NET SALES                                               $            -     $            -      $            -

COST OF SALES                                                        -                  -                   -
                 Gross profit                                        -                  -                   -

GENERAL AND ADMINISTRATIVE EXPENSE                             910,043            635,406             949,110

PRODUCT DEVELOPMENT EXPENSE                                     56,540            189,168             529,551

WRITE-OFF OF INTANGIBLES (Note 10)                                   -                  -             274,675
                                                        ---------------    ---------------     ---------------
                 Total expenses                                966,583            824,574           1,753,336

OTHER:
    Interest (income) expense, net                                (340)            11,332             (14,144)
    Other income (Note 9)                                            -                  -            (200,000)
                 Total other (income)/expense                     (340)            11,332            (214,144)
                                                        ---------------    ---------------     ---------------
                 Net loss                               $     (966,243)    $     (835,906)     $   (1,539,192)
                                                        ===============    ===============     ===============


BASIC AND DILUTED LOSS PER COMMON SHARE
     (Note 6)                                           $         (.03)    $         (.02)     $         (.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 6)         35,559,418         35,046,594          34,893,011
                                                        ===============    ===============     ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND 1998




                                                             Preferred
                                                               Stock                               Common
                                                             Number of         Preferred            Stock           Common
                                                               Shares            Stock        Number of Shares      Stock
                                                          ----------------    -----------    -----------------  ---------------

BALANCE, February 28, 1997                                      2,074           $     21            34,691,952  $     346,920

    Issuance of common stock for services                           -                  -                85,000            850
    Stock issued to a director at no cost                           -                  -               166,666          1,666
    Net loss for the year ended February 28, 1998                   -                  -                     -              -
                                                          ----------------    -----------    -----------------  ---------------

BALANCE, February 28, 1998                                      2,074                 21            34,943,618        349,436

    Issuance of common stock and warrants for cash                  -                  -               200,000          2,000
    Issuance of common stock for legal services                     -                  -               132,512          1,325
    Issuance of warrants                                            -                  -                     -              -
    Net loss for the year ended February 28, 1999                   -                  -                     -              -
                                                          ----------------    -----------    -----------------  ---------------

BALANCE, February 28, 1999                                      2,074                 21            35,276,130        352,761

    Issuance of stock for cash and services                         -                  -               150,000          1,500
    Issuance of stock for services                                  -                  -               150,000          1,500
    Issuance of warrants for cash and services                      -                  -                     -              -
    Issuance of warrants for services                               -                  -                     -              -
    Issuance of stock and warrants for cash                         -                  -               300,000          3,000
    Exercise of warrant                                             -                  -               100,000          1,000
    Issuance of warrant for services                                -                  -                     -              -
    Net loss for the year ended February 29, 2000                   -                  -                     -              -
                                                          ----------------    -----------    -----------------  ---------------

BALANCE, February 29, 2000                                      2,074           $     21            35,976,130  $     359,761
                                                          ================    ===========    =================  ===============



                                                                Additional
                                                                  Paid-in            Accumulated
                                                                  Capital              Deficit
                                                            ----------------    --------------------

BALANCE, February 28, 1997                                  $    17,430,196     $     (17,247,380)

    Issuance of common stock for services                           102,900                     -
    Stock issued to a director at no cost                            40,000                     -
    Net loss for the year ended February 28, 1998                         -            (1,539,192)
                                                            ----------------    --------------------

BALANCE, February 28, 1998                                       17,573,096           (18,786,572)

    Issuance of common stock and warrants for cash                   48,000                     -
    Issuance of common stock for legal services                     164,315                     -
    Issuance of warrants                                             11,400                     -
    Net loss for the year ended February 28, 1999                         -              (835,906)
                                                            ----------------    --------------------

BALANCE, February 28, 1999                                       17,796,811           (19,622,478)

    Issuance of stock for cash and services                          31,320                     -
    Issuance of stock for services                                   29,755                     -
    Issuance of warrants for cash and services                       33,419                     -
    Issuance of warrants for services                                20,449                     -
    Issuance of stock and warrants for cash                          72,000                     -
    Exercise of warrant                                              24,000                     -
    Issuance of warrant for services                                208,223                     -
    Net loss for the year ended February 29, 2000                         -              (966,243)
                                                            ----------------    --------------------

BALANCE, February 29, 2000                                  $    18,215,977     $     (20,588,721)
                                                            ----------------    --------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998




                                                                               2000             1999           1998
                                                                           -----------    -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (966,243)    $   (835,906)  $  (1,539,192)
                                                                           -----------    -------------  --------------

    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and warrant amortization                               214,043           23,396          52,362
          Write-off of intangibles                                                  -                -         274,675
          Stock issued for consulting services and interest                         -                -         103,750
          Stock issued to a director at no cost                                     -                -          41,666
          Stock and warrants issued for legal/other services                   56,543          165,640               -
    Changes in assets and liabilities-
       (Increase) decrease in other assets                                          -           (3,068)         14,541
       (Decrease) increase in accounts payable                                 (7,712)          16,248         (70,453)
       Increase in accrued liabilities                                        506,249          523,281         478,377
                                                                           -----------    -------------  --------------
                 Total adjustments                                            769,123          725,497         894,918
                                                                           -----------    -------------  --------------
                 Net cash used in operating activities                       (197,120)        (110,409)       (644,274)
                                                                           -----------    -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES --
    Purchase of fixed assets                                                        -                -         (12,883)
                                                                           -----------    -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock and warrants                       111,400           50,000               -
    Proceeds from officer and other loans                                      77,846           64,109               -
                                                                           -----------    -------------  --------------
                 Net cash provided by financing activities                    189,296          114,109               -
                 Net (decrease) increase in cash                               (7,874)           3,700        (657,157)
                                                                           -----------    -------------  --------------

CASH AND CASH EQUIVALENTS, beginning of year                                   24,940           21,240         678,397
                                                                           -----------    -------------  --------------

CASH AND CASH EQUIVALENTS, end of year                                     $   17,066     $     24,940   $      21,240
                                                                           ===========    =============  ==============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
       Common stock was issued for the following-
          Legal and other services rendered                                $   56,543     $    165,640   $     103,750
          To officer as additional compensation                                     -                -          41,666
                                                                           -----------    -------------  --------------
                                                                           $   56,543     $    165,640   $     145,416
                                                                           ===========    =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


1.   ORGANIZATION OF THE COMPANY
     ---------------------------

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

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets, liabilities and commitments in the normal course of business. The Company has no revenues, has incurred substantial net losses and has an accumulated deficit through February 29, 2000. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash held in banks and is stated at cost, which approximates market. For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

Other Assets
------------

Included in other assets at February 29, 2000 is a receivable from the U.S. Army in the amount of $20,191. The Company is due the money for reimbursement of research and development charges.

Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years.

Long-Lived Assets
-----------------

The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable (see Note 10).

Income Taxes
------------

The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

Accounting for Stock-Based Compensation
---------------------------------------

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


3.   RELATED PARTY TRANSACTIONS
     --------------------------

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

Pursuant to the terms of an employment agreement, Mr. Hugill, was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock (Note 8), and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were cancelled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July, 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of February 29, 2000, no milestones have been achieved.

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

Legal services rendered by Mr. Katevatis amounted to $50,000 for each of the four years ended February 29, 2000. These amounts have been charged to operations.

In 1999 and 2000, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest and are to be repaid as soon as the Company raises additional funds. As of February 29, 2000 and February 28, 1999, the balance of the advances payable to Mr. Katevatis was $111,229 and $39,109, respectively. Mr. Katevatis has loaned additional money to the Company subsequent to February 29, 2000 in order to continue to sustain operations.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


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

In fiscal 2000, the Company entered into two interest bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes amounted to $30,000 at February 29, 2000. Accrued interest on the notes at February 29, 2000 totaled $726.

On November 17, 1999, the Company entered into a three-year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana. Pursuant to the terms of such agreement, Dr. Castellana became the President and Chief Executive Officer of the Company and is to be paid $100,000 per annum. In addition, he was issued options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share and was issued a warrant to purchase up to 1,978,746 shares of the Company's common stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746 shares. The 150,000 shares vested upon his first day of work which was February 1, 2000. In connection with vesting on February 1, 2000, the Company recognized a charge of $98,079 which represented the fair market value of the warrant on the vesting date since the warrant was issued prior to the effective employment date. Dr. Castellana's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the milestones are achieved.

4.   ACCRUED LIABILITIES
     -------------------

Accrued liabilities consist of the following-

                                                    2000             1999
                                                ------------    -------------

       Legal and professional fees              $    258,600    $     165,937
       Research and development (see Note 7)         974,067          810,137
       Salaries and wages                            644,789          445,133
                                                ------------    -------------
                                                $  1,877,456    $   1,421,207
                                                ============    =============


5.   INCOME TAXES
     ------------

As of February 29, 2000, the Company has Federal operating loss carryforwards of approximately $12,200,000 which may be used to reduce future income subject to income taxes and expire in various amounts from 2000 to 2015. As of February 29, 2000, the Company had a deferred tax asset of approximately $4,000,000, for which valuation allowances for the entire amounts were provided.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


6.   LOSS PER COMMON SHARE
     ---------------------

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

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York ("CCNY") under a contract which is renewed annually. The Company has funded CCNY approximately $157,565 and $402,000 for each of the twelve-month periods ending May 31, 1999 and 1998. The Company did not provide any funding during the year ended February 29, 2000 except for $50,000 to reimburse CCNY for patent costs.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid during the four years ended February 29, 2000.

In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid during the four years ended February 29, 2000.

8.   STOCKHOLDERS' EQUITY
     --------------------

Preferred Stock
---------------

The Company is authorized to issue 50,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by shareholders. The Board of Directors has designated 2,074 shares of preferred stock as series A preferred stock, all of which series is issued and outstanding as of February 29, 2000. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


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

Private Placement and Other Offerings
-------------------------------------

During fiscal 1997, the Company successfully completed a private placement offering (the "97 Offering") of 2,666,667 shares of its common stock for proceeds to the Company of approximately $2,000,000. In connection with the 97 Offering, the Company issued warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants are exercisable, at the option of the holder, at any time through March 27, 2003. During 1999, the Company issued 200,000 shares of the Company's common stock and 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expire in 2003. During 2000, the Company issued 300,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $.25 per share for $75,000. The warrants expire in 2003.

Common Stock/Warrants Issued for Service
----------------------------------------

During fiscal 1999, 1998 and 1997, respectively, the Company issued 132,512, 85,000 and 5,000 shares, respectively, of restricted common stock for various legal and consulting services provided to the Company. The number of shares issued were determined based on the fair market value of the services provided.

During 2000, the Company issued 300,000 shares of common stock and warrants to purchase 266,666 shares of the Company's common stock at an exercise price of $.25 to $.75 per share for cash and services. In addition, during 2000 the Company granted CCNY a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00, which expires on 2003. The number of shares under the warrant was determined based on the fair market value of the services provided ($110,163).

Stock Options-
--------------

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


Stock option activity during the three year period ended February 29, 2000, was as follows-

                                                                  Weighted
                                                 Exercise         Average
                                    Shares      Price Range    Exercise Price
                                  ----------    -----------    --------------
Outstanding, February 28, 1997      435,000     $1.00-$2.00        $1.25
Cancelled                          (200,000)       $1.00           $1.00
                                  ----------    -----------    --------------
Outstanding, February 28, 1998      235,000     $1.00-$2.00        $0.95
                                  ----------    -----------    --------------
Outstanding, February 28, 1999      235,000     $1.00-$2.00        $0.95
                                  ----------    -----------    --------------
Granted                             914,373         $.32            $.32
                                  ----------    -----------    --------------
Outstanding, February 29, 2000    1,149,373      $.32-$2.00         $.55
                                  ----------    -----------    --------------


Stock Warrants
--------------

Stock warrant activity during the three year period ended February 28, 2000, was as follows-

                                          Shares          Exercise
                                        Available        Price Range

Outstanding, February 28, 1997          2,046,632        $.50-$1.20
                                       -----------      ------------
Outstanding, February 28, 1998          2,046,632        $.50-$1.20
Granted                                   300,000           $.25
                                       -----------      ------------
Outstanding, February 28, 1999          2,346,632        $.25-$1.20
Granted                                 3,045,412         $.05-$.75
Exercised                                (100,000)          $.25
                                       -----------      ------------
Outstanding, February 29, 2000          5,292,044        $.05-$1.20
                                       ===========      ============

9.   OTHER INCOME
     ------------

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

10.  WRITE-OFF OF INTANGIBLES
     ------------------------

Applying the criteria established by Statement of Financial Accounting Standards No. 121, Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company concluded that certain intangible assets including goodwill and patents were impaired. Goodwill of $460,000 represented the excess of the purchase price over the net assets acquired in the acquisition of Laser and

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


was being amortized over twenty years, using the straight-line method. In 1998, as a result of the impairment, the Company recorded a non-cash charge of $274,675, which represents the difference between the carrying value of these assets and their fair value based on estimated discounted future cash flows. The circumstances that led to this impairment relate primarily from the Company's inability to generate revenue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors

The directors, executive officers and significant employees of the Company are:

Name                   Age             Position
----                   ---             --------

Peter Katevatis        66         Chairman of the Board,
                                   Chief Executive Officer
                                    and Treasurer

John M. Kennedy        63         Vice President and Secretary

William Armstrong      83         Director

Mathew Culligan        80         Director

Michael N. Kouvatas    73         Director

John P. Matheu         78         Director

Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors

     Peter Katevatis has served as Chairman of the Board of Directors since 1993. He served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, PA and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December, 1992. He is also a member of the American Arbitration Association and a member of the National District Attorney's Association.

     John M. Kennedy currently serves a Vice President and Secretary of the Company, as well as being a director of the Company since 1982. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as secretary since 1986. Mr. Kennedy is Chairman of the Board,

Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry located in Somerdale, New Jersey. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank. Mr. Kennedy is a member and the Chairman of the Mediscience Audit Committee

     William W. Armstrong has served as a director of the Company since 1978. He has been in retirement since 1982 following a 36 year career as a research scientist with Pfizer Inc, a world wide health care, personal care and specialty chemicals manufacturer headquartered in New York City. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer concerning programs involved with disperse systems and complex liquids his field of expertise. He has been awarded 14 patents concerned in general with therapeutic agent dosage delivery systems. Mr. Armstrong is a member of the Mediscience Audit Committee

     Mathew Culligan has served as a director of the Company since March, 1990. Since 1988, Mr. Culligan has served as Chairman and Chief Executive of Culligan / Kahn Associates, a broadcast production company located in New York, New York. Mr. Culligan, in 1984 founded Environmental Monitor, a non-profit organization dedicated to providing a computerized service of environmental conditions and currently serves as its Chairman. Mr. Culligan has at various times during his career, served as President of the NBC Radio Network; Elective Vice President of NBC Television; Chairman of the Mutual Broadcasting Company; and as Chairman and President of Curtis Publishing Inc., the publisher of among other periodicals, Saturday Evening Post, Ladies Home Journal and Holiday. Mr. Culligan has also been the author of twelve published books and was the creator of two television shows.

     John P. Matheu has served as a director of the Company since July, 1996. Mr. Matheu is currently general partner and co-founder of MATCO & Associates, a firm specializing in providing management consulting services to decision makers in biopharmaceutical, medical devices and health care firms. Previously, he was employed by Pfizer Inc. during which time he held a wide range of management positions primarily in distribution, marketing and sales. As Vice President, he established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories 800 person field sales force, its hospital marketing group and its training department. He left Pfizer in 1984 and founded Matheu Associates, a management consulting firm. Mr. Matheu is a member of the Mediscience Audit Committee.

Michael N. Kouvatas has served as a Director of the Company since 1971. For the past 10 years Mr. Kouvatas has been an attorney with offices in Haddonfield, New Jersey and additionally is a principal in various food operations in the Southern New Jersey area.

There are no family relationships among directors and, to the knowledge of the Company, there have been no legal proceedings or judgments during the past five years which would be material to the evaluation of the ability and integrity of any director.

Audit Committee CHARTER - "The audit committee is responsible for reviewing and considering actions of the Company's Board of Directors in matters related to audit functions; selecting and terminating the Company's independent accountants and auditors, reviewing with the Company's independent accountants and auditors the scope and results of their audit, reviewing the internal audits and the effectiveness of procedures. The members of the audit committee who are directors are "independent" as required by the SEC Rules and are financially literate with accounting and financial experience appropriate for proper and competent oversight."

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

Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue auto fluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles, papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April, 1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

Each member of the Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share.

ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth a summary of compensation paid or accrued to the executive officers of the Company for fiscal years ending February 29, 2000, February, 28 1999, February 28, 1998 and February 28, 1997 whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

Name and                  Year ended                     Other Annual
Principle Position       Feb. 28 (29)     Salary         Compensation
------------------       ------------     ------         ------------
                          2000           $200,000        $ 67,614 (2)
Peter Katevatis           1999           $200,000        $ 61,936 (2)
Chairman and Chief        1998           $200,000        $ 64,865 (2)
Executive Officer         1997           $100,000 (1)    $523,231 (2)


--------------------

(1)  See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes payment to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ending February 29,2000, February 28,1999, February 28, 1998 (fiscal years 2000, 1999, 1998 respectively), and fringe benefits under his employment agreement for 2000; automobile expense $10,535, auto insurance $2,828, and health insurance $4,251. Contract benefits paid in 1999; automobile expense of $5,464, automobile insurance of $3,541 and health insurance of $2,931. Contract benefits paid in 1998; automobile expense $12,721, automobile insurance $2,155 and health insurance $4,470. Included in 1997 $453,184 of stock compensation expense. See Note 3 to consolidated Financial Statements.

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

The flowing table provides information regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Company's executive officers at February 29, 2000 (see Notes to Consolidated Statements). In addition the following table sets forth the values for "in-the-money" options, which represent the positive spread between the exercise price of the existing options and $0.875 which was the closing price for the Company's Common Stock in the over-the-counter market on February 29, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

     The following table sets forth certain information at February 29, 2000 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director and (iii) the ownership of the Common Stock by all elective officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:

                                                    Amount of Beneficial            Percentage of
Name and Address                                        Ownership                      Class
----------------                                    --------------------            -------------
Peter Katevatis
P.O. Box 598
Woodcrest Cherry Hill NJ 08003                   4,725,595 (1)(2)(3)(4)(5)(12)           13.1%

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083                          2,677,933 (5)(6)(12)                     7.5

William W. Armstrong
P.O Box 607
Tupper Lake, NY 2986                               355,200 (5)(7)(12)                    0.09

Michael Kouvatas
27 Kings Highway
East Haddonfield NJ 08033                          684,666 (5)(8)(12)                     1.9

                                                    Amount of Beneficial            Percentage of
Name and Address                                        Ownership                      Class
----------------                                    --------------------            -------------
Mathew Culligan
410 East 65 Street
New York, NY 10021                                  20,000 (10)                         0.005

Robert C. Miller
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                                       0 (14)                          0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                               1,414,000 (11)                           4.0

All directors and officers as a group
7 persons                                        8,770,894 (13)                          24.6

---------------------

(1) Includes the issuance of a net of 398,167 restricted shares acquired by Mr. Katevatis pursuant to the exercise of stock options described in footnotes
     (5) and (12) below.

(2) Includes 824,500 restricted shares issued for past performance and services rendered to the Company; see Note 8 of Notes to Consolidated Financial Statements.

(3) Includes 552,664 restricted shares issued in consideration for contractual reduction in salary described in Note 3 of Notes to Consolidated Financial Statements.

(4) Excludes 200,000 shares owned by Mr. Katevatis's daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership.

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

(6) Includes the issuance of a net of 1,833,333 restricted shares acquired by Mr. Kennedy pursuant to the exercise of stock options described in footnote
     (5) and (12). Also includes 100,000 shares registered in the name of Mr. Kennedy wife.

(7) Includes the issuance of a net of 65,000 restricted shares acquired by Mr. Armstrong pursuant to the exercise of stock options described in footnotes
     (5) and (12). Also included are 6,000 shares registered in the name of Mr. Armstrong's wife.

(8) Includes the issuance of a net of 466,666 restricted shares acquired by Mr. Kouvatas pursuant to the exercise of stock options describe in footnotes
     (5) and (12). Also included are 14,000 shares owned by Mr. Kouvatas's wife; 6000 shares for which Mr. Kouvatas is custodian for three (3) of his children and 36,000 shares for which Mr. Kouvatas's daughter is custodian for her two children under the New Jersey Uniform Gift to Minors Act; and 30,000 shares registered in the names of each his children.

(9) Includes the issuance of a net of 65,000 restricted shares acquired by Mr. Krum pursuant to the exercise of stock options on May 1, 1997; also includes 6000 shares registered in the name of his wife's IRA.

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

Ronald Krumm, resigned from the Board of Directors effective August 18, 1998. Herbert L. Hugill terminated his tenure as President/CEO January 31, 1998, whereupon Mr. Katevatis reassumed those responsibilities, and Mr. Hugill resigned from the Board of Directors effective March 6, 1998. Mr. Clarence Wurtz resigned from the board effective September 30, 1998.

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

On November 17, 1999 the Company entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana, approved by Board of Director action November 18, 1999. Pursuant to the terms of such agreement, Dr. Castellana will assume the position as President and Chief Executive Officer at a salary of $100,000 per annum with eligibility for an additional $50,000 annual bonus based on milestone achievement. In addition, Dr. Castellana will be issued options to purchase up to 914,373 shares of Mediscience Common Stock at an option price of $.32 per share and may buy a warrant to purchase up to 1,978,746 shares of Mediscience Common Stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746. Dr. Castellana is subject to a series of contractual milestones described in his business plan (approved by Board of Directors 11/18/99)for development and marketing the registrant's platform technology with Sarnoff Research Corporation, including the obtaining of funding on terms favorable to the Company. The agreement provides for broad anti-dilution protection for Dr. Castellana and founders Dr. Robert Alfano and Peter Katevatis subject to adjustment in the event of stock splits, reverse stock splits and other similar events and also in the event of the issuance of any shares of MDSC common stock in lieu of salary, consulting fees, options, warrants or services rendered.

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

10.08 Research Agreement between the Research Foundations of the City University of New York and the Registrant dated as of June 1, 1992 (9)

10.10 License Agreement between Virginia Commonwealth University and the Registrant (10)

10.11 Letter Agreement between Memorial Hospital for Cancer and Allied Diseases and the Registrant dated March 30, 1993 amending Clinical Trial Agreement dated June 1, 1992 (11)

10.12 Amendment No. 3 to Agreement between the Registrant and City College of The City University of New York

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

10.16 Research Agreement effective July 1,1994 between tar Registrant and the Trustees of Columbia University in the City of New York (13)

10.17 Research Agreement effective July 1, 1994 between Registrant and the Free University, Amsterdam N.V. (14)

10.18 Microbial Detection protocol dated August 15, 1994 between and the Registrant and Merck & Co. (15)

10.19 Collaborative Research Agreement effective September 23, 1994 between The Registrant and General Electric Company (16)

10.20    SBIR Grant Award effective September 30,1994 between the
         Registrant and the National Institutes of Health (17)


10.21 Award/Contract effective September 30, 1994 between the Registrant and the U.S. Army Medical Research Acquisition Activity (18)

10.22    Clinical Trial Agreement effective December 1, 1994 between the
           Registrant and the General Hospital Corporation, d.b.a. Massachusetts General Hospital (19)

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

10.26 Investigational Device Exemption dated January 3, 1997 by the U.S. Food and Drug Administration (FDA) (23)

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

See Exhibit 10.27
Employment Agreement effective January 17, 1997 between the Registrant and H.L.Hugill Hugill (24)

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

                                      Mediscience Technology Corp.

                                      /s/ Peter Katevatis
                                      ------------------------------------------
Date:  June 19, 2000                  By: Peter Katevatis, Chairman of the Board
                                          and Chief Executive Officer