Form 10QSB
period 2000-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2000-07-14
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

Quarterly  Report Under  Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended May 31, 2000                   Commission File Number 0-7405


                          MEDISCIENCE TECHNOLOGY CORP.
-------------------------------------------------------------------------------
  (Exact Name of Registrant as Specified in its Certificate of Incorporation)


                                   New Jersey
-------------------------------------------------------------------------------
         (State or other jurisdiction on incorporation or organization)


                                   22-1937826
-------------------------------------------------------------------------------
                    (I.R.S. Employer Identification Number)


               1235 Folkestone Way, Cherry Hill, New Jersey 08034
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


(Registrant's telephone number, including area code)  609-428-7952
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X         No
                                        -------         ------

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000.

     Title of Class                    Number of Shares Outstanding
     --------------                    ----------------------------

Common Stock, par value
$.01 per share                                 36,226,130

Preferred Stock, par value                          2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  MAY 31, 2000
                                  ------------

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         ----

PART I.        Financial Information

Item 1.        Financial Statements

               Balance Sheets as at May 31, 2000 (Unaudited) and
               February 29, 2000                                          1

               Statement of Operations for the Quarter ended May
               31, 2000 (Unaudited) and May 31, 1999 (Unaudited)          2

               Statement of Cash Flows for the Period ended May
               31, 2000 (Unaudited) and May 31, 1999 (Unaudited)          3

               Statement of Stockholders' Equity for the Period
               ended May 31, 2000 (Unaudited)                             4

               Exhibit to Statements of Operations                        5

               Notes to Financial Statements                              6

Item 2.        Management's Plan of Operation                            7-8

PART II.       Other Information                                          9

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

                                                                          May 31, 2000            February 29,
                                                                           (Unaudited)                2000
                                                                        -----------------       ---------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                         $          17,191       $        17,066
      Other Assets                                                                 20,191                20,191
                                                                        -----------------       ---------------
           Total Current Assets                                                    37,382                37,257
                                                                        -----------------       ---------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation $196,337
        May 31, 2000; $195,390 - February 29, 2000                                  7,641                 8,588
                                                                        -----------------       ---------------

TOTAL ASSETS                                                            $          45,023       $        45,845
------------                                                            =================       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable                                                  $          37,062       $        39,396
      Other Accrued Liabilities                                                 1,968,650             1,877,456
      Officer and Other Loans                                                     142,573               141,955
                                                                        -----------------       ---------------
           Total Current Liabilities                                            2,148,285             2,058,807
                                                                        -----------------       ---------------
STOCKHOLDERS' EQUITY
--------------------
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                            21                    21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,226,130 Shares                          362,261               359,761
      Additional Paid-in Capital                                               18,315,977            18,215,977
      Accumulated Deficit                                                     (20,781,521)          (20,588,721)
                                                                        -----------------       ---------------
           Total Stockholders' Equity (Deficiency)                             (2,103,262)           (2,012,962)
                                                                        -----------------       ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $          45,023       $        45,845
----------------------------------------                                =================       ===============

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                ------------------------------------------------
                                   (UNAUDITED)
                                   ----------

                                                        THREE MONTHS
                                                        ------------
                                                  2000                1999
                                                  ----                ----

Net Sales                                  $         -         $         -
Cost of Sales                                        -                   -
                                           ------------------  ----------------
      Gross Profit                                   -                   -
General and Administrative Expense              174,606             296,676
Product Development Expense                          -                5,000
Advertising, Travel and Marketing                18,418              11,818
                                           ------------------  ----------------
      Total Expenses                            193,024             313,494
                                           ------------------  ----------------
Other Income                                        224                 128
                                           ------------------  ----------------
Net Loss                                   $   (192,800)       $   (313,366)
                                           ==================  ================
Net Loss Per Common Share                  $      (0.01)       $      (0.01)
                                           ==================  ================
Weighted Average Number of Shares
  of Common Stock Outstanding                36,092,797          35,376,130
                                           ==================  ================

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                       2000          1999
                                                                       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                    $  (192,800)   $  (313,366)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                   947          1,456
           Stock Issued for Services                                        -         43,700
           Issuance of Warrants                                             -        164,031
                                                                  -----------    -----------
           Subtotal                                                  (191,853)       104,179
      Changes in Assets and Liabilities:
            Increase (Decrease) in Accounts Payable                    (2,334)         2,333
            Increase (Decrease) in Other Accrued Liabilities           91,194         72,247
            Increase (Decrease) In Officer and Other Loans                618         (6,039)
                                                                  -----------    -----------
                Net Cash Flows (Used for) Operating Activities       (102,375)       (35,638)
                                                                  -----------    -----------

CASH FLOWS  FROM INVESTING ACTIVITIES                                       -              -
-------------------------------------                             -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Proceeds from Issuance of Common Stock                          102,500         11,000
                                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          125        (24,638)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                                17,066         24,940
                                                                  -----------    -----------
      Ending Balance                                              $    17,191    $       302
                                                                  ===========    ===========

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                     FOR THE THREE MONTHS ENDED MAY 31, 2000
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------

                                         Preferred
                                           Stock                              Common Stock
                                         Number of          Preferred           Number of           Common
                                           Shares             Stock              Shares             Stock
                                       --------------    ---------------   ------------------- ----------------

Balance February 29, 2000                    2,074         $     21            35,976,130         $ 359,761
Issuance of Stock for Cash                      -                -                150,000             1,500
Issuance of Stock for Services                  -                -                100,000             1,000
Net Loss for the Three Months Ended
    May 31, 2000                                -                -                     -                 -
                                       --------------    ---------------   ------------------- ----------------
Balance May 31, 2000                         2,074         $     21            36,226,130         $ 362,261
                                       ==============    ===============   =================== ================


                                        Additional Paid            Accumulated
                                          in Capital                 Deficit
                                       -----------------      --------------------

Balance February 29, 2000              $   18,215,977          $    (20,588,721)
Issuance of Stock for Cash                     36,000                        -
Issuance of Stock for Services                 64,000                        -
Net Loss for the Three Months Ended
    May 31, 2000                                   -                   (192,800)
                                       -----------------      --------------------
Balance May 31, 2000                   $   18,315,977          $    (20,781,521)
                                       =================      ====================

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING


                                                                    Weighted
               Common Stock                                         Average
              $.01 Par Value        Common        Number of        Number of
                Issued and           Stock          Shares           Shares
               Outstanding        Equivalents    Outstanding      Outstanding
            ------------------   -------------  --------------   -------------
March 2000      35,976,130             -          35,976,130
April 2000      36,076,130             -          36,076,130
May 2000        36,226,130             -          36,226,130      36,092,797

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MAY 31, 2000
                                  ------------
                                   (UNAUDITED)
                                   -----------

NOTE 1  RESULTS OF OPERATIONS
------  ---------------------

        The financial statements, in the opinion of management, include all adjustments and accruals necessary for a fair presentation.

        The results of operations for each interim period are not necessarily indicative of results to be expected for the year due to the unpredictability of market factors, product development, competition and sales in general.

NOTE 2  OTHER ACCRUED LIABILITIES
------  -------------------------

        Other accrued liabilities consist of the following:

                Legal and Professional Fees      $       224,850
                Research & Development                   458,484
                Salaries, Consulting and Other         1,285,316
                                                 ---------------
                                                 $     1,968,650
                                                 ===============

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------

The Company is engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy to distinguish between pre-malignant, malignant, and normal or benign tissue. Both pre-clinical and clinical study results support the Company's belief that its proprietary technology, when fully developed, will be a useful and commercially viable adjunct to the physician for screening and diagnosis of cancer.

While we believe that our diagnostic technology will be broadly useful in multiple organ systems, each approved indication will require a separate, costly and time-consuming pre-marketing approval (PMA). We plan to carefully select and prioritize our targeted indications to maximize the return on development and clinical investments. We regard our seminal U.S. "516" and other related patents (such as 5, 131, 398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in- vivo and in-vitro.

Until July, 1998, the Company provided annual funding grants to the Mediphotonics Laboratory of the City University of New York in accordance with a budget of activities and expenditures negotiated between the Company and the University. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. The contract with CUNY was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October, 1998 extension. The Company plans to resume its support of relevant programs when, and if, current fund raising efforts are successful.

In April, 1999, the Company and the City University initiated a joint effort with Sarnoff Corporation of Princeton NJ for the purpose of developing a commercial imaging system based on the Company's technology, and on the engineering background and expertise, and certain proprietary technology of Sarnoff.

In November, 1999, the Company announced that Frank S. Castellana, M.D., Eng. Sc. D. would join its executive team as President and Chief Executive Officer, effective February 1, 2000. It also announced that it was seeking investment partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection.

The principal issue currently facing the Company is a lack of the financial resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets; the resolution of this issue is the principal focus and the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.

Two important and immediate derivative issues relate to the Company's research and licensing agreements with the City University of New York. The Company has an outstanding financial obligation to the University for work conducted during the period August, 1997 through July, 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. While we are actively working to negotiate an additional time extension there is no guarantee that we will be successful, and if so, that an agreement will be on terms favorable to the Company. In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. As of the date of this filing, nine patents for which the Company has an exclusive license from the Research Foundation have passed the five year commercialization window. The Company is presently negotiating with the Research Foundation to extend the period of exclusivity for this intellectual property. If the Company is unsuccessful in its negotiations, it may lose rights to several of its key patents.

We believe that the Company is eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program (which allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss
(NOL) carryover to any corporate taxpayer in the state for at least 75% of the tax benefits) through the sale of its New Jersey Net Operating Loss carryover. On June 28, 2000, the Company submitted an application for benefits under this program. It is our intention to use any proceeds derived to fully fund the payment of our obligation to the City University and to support other relevant development activity. The Company has already entered into an agreement on very favorable terms with a New Jersey corporate taxpayer to purchase the NOL subsequent to State approval.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Changes in Securities
           ---------------------

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           None

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)

DATE:                                   By:
     -------------------------------       ----------------------------------
                                                    PETER KATEVATIS
                                                    Chairman/CEO

                                        By:
                                           ----------------------------------
                                                    JOHN M. KENNEDY
                                                    Treasurer
                                                    Chief Accounting Officer