Form 10QSB
period 2000-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2000-10-13
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For Quarter Ended August 31, 2000     Commission File Number 0-7405


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
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [_]

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2000.

     Title of Class                              Number of Shares Outstanding
     --------------                              ----------------------------
Common Stock, par value
$.01 per share                                             36,226,130
Preferred Stock, par value                                      2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 2000


                                      INDEX
                                      -----

                                                                         PAGE
                                                                         ----
PART I.    Financial Information
Item 1.    Financial Statements
           Balance Sheets as at August 31, 2000 (Unaudited) and
           February 29, 2000                                              1
           Statement of Operations for the Quarter ended August
           31, 2000 (Unaudited) and August 31, 1999 (Unaudited)           2
           Statement of Cash Flows for the Period ended August
           31, 2000 (Unaudited) and August 31, 1999 (Unaudited)           3
           Statement of Stockholders' Equity for the Period ended
           August 31, 2000 (Unaudited)                                    4
           Exhibit to Statements of Operations                            5
           Notes to Financial Statements                                  6
Item 2.    Management's Plan of Operation                                 7
PART II.   Other Information                                              8
Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                        August 31, 2000            February 29,
                                                                          (Unaudited)                  2000
                                                                      -------------------       -------------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                       $             3,811       $            17,066
      Other Assets                                                                      -                    20,191
                                                                      -------------------       -------------------
           Total Current Assets                                                     3,811                    37,257
                                                                      -------------------       -------------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation $197,284
        August 31, 2000; $195,390 - February 29, 2000                               6,694                     8,588
                                                                      -------------------       -------------------

TOTAL ASSETS                                                          $            10,505       $            45,845
------------                                                          ===================       ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
CURRENT LIABILITIES
-------------------
      Accounts Payable                                                $            37,810       $            39,396
      Other Accrued Liabilities                                                 2,137,342                 1,877,456
      Officer and Other Loans                                                     143,192                   141,955
                                                                      -------------------       -------------------
           Total Current Liabilities                                            2,318,344                 2,058,807
                                                                      -------------------       -------------------
STOCKHOLDERS' EQUITY
--------------------
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                            21                        21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,226,130 Shares                          362,261                   359,761
      Additional Paid-in Capital                                               18,315,977                18,215,977
      Accumulated Deficit                                                     (20,986,098)              (20,588,721)
                                                                      -------------------       -------------------
           Total Stockholders' Equity (Deficiency)                             (2,307,839)               (2,012,962)
                                                                      -------------------       -------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $            10,505       $            45,845
----------------------------------------                              ===================       ===================


                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                     SIX MONTHS                           THREE MONTHS
                                                                     ----------                           ------------
                                                                2000            1999                2000                1999
                                                                ----            ----                ----                ----
Net Sales                                                  $            -  $             -     $            -     $              -
Cost of Sales                                                           -                -                  -                    -
                                                           --------------  ---------------     --------------     ----------------
      Gross Profit                                                      -                -                  -                    -
General and Administrative Expense                                362,224          446,428            187,618              149,752
Product Development Expense                                             -            5,000                  -                    -
Advertising, Travel and Marketing                                  35,541           20,601             17,123                8,783
                                                           --------------  ---------------     --------------     ----------------
      Total Expenses                                              397,765          472,029            204,741              158,535
                                                           --------------  ---------------     --------------     ----------------
Other Income                                                          388              132                164                    4
                                                           --------------  ---------------     --------------     ----------------
Net Loss                                                   $     (397,377) $      (471,897)    $     (204,577)    $       (158,531)
                                                           ==============  ===============     ==============     ================
Net Loss Per Common Share                                  $        (.01)  $         (0.02)    $       (0.01)     $          (0.01)
                                                           ==============  ===============     ==============     ================
Weighted Average Number of Shares
  of Common Stock Outstanding                                  36,159,463       35,451,130         36,226,130           35,542,797
                                                           ==============  ===============     ==============     ================

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                                    2000                1999
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                                $       (397,377)   $        (471,897)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                                  1,894                2,911
           Stock Issued for Services                                                    65,000               53,075
           Issuance of Warrants                                                              -              164,031
                                                                              ----------------    -----------------
           Subtotal                                                                   (330,483)            (251,880)
      Changes in Assets and Liabilities:
           Decrease in Other Assets                                                     20,191                    -
            Increase (Decrease) in Accounts Payable                                     (1,586)               3,333
            Increase (Decrease) in Other Accrued Liabilities                           259,886              196,831
            Increase (Decrease) In Officer and Other Loans                               1,237               17,521
                                                                              ----------------    -----------------
                Net Cash Flows (Used for) Operating Activities                         (50,755)             (34,195)
                                                                              ----------------    -----------------

CASH FLOWS  FROM INVESTING ACTIVITIES                                                        -                    -
-------------------------------------                                         ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds from Issuance of Common Stock                                            37,500               11,000
                                                                              ----------------    -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (13,255)             (23,195)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                                                 17,066               24,940
                                                                              ----------------    -----------------
      Ending Balance                                                          $          3,811    $           1,745
                                                                              ================    =================

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000
                                   (UNAUDITED)




                                       Preferred
                                         Stock                        Common Stock
                                        Number of      Preferred        Number of      Common    Additional Paid   Accumulated
                                         Shares          Stock           Shares        Stock       in Capital        Deficit
                                       ----------    -------------  -------------  ------------  --------------  ----------------
Balance February 29, 2000                   2,074     $         21     35,976,130  $    359,761   $ 18,215,977    $  (20,588,721)
Issuance of Stock for Cash                      -                -        150,000         1,500         36,000                 -
Issuance of Stock for Services                  -                -        100,000         1,000         64,000                 -
Net Loss for the Six Months Ended
      August 31, 2000                           -                -             -              -              -           (397,377)
                                       ----------    -------------  -------------  ------------ --------------   ---------------
Balance August 31, 2000                     2,074     $         21     36,226,130  $    362,261   $ 18,315,977    $  (20,986,098)
                                       ==========    =============  =============  ============ ==============   ===============

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                                                                                     Weighted
                  Common Stock                                                       Average
                 $.01 Par Value            Common             Number of             Number of
                   Issued and               Stock               Shares                Shares
                  Outstanding            Equivalents         Outstanding           Outstanding
               ------------------       -------------       --------------        --------------
March 2000         35,976,130                 -               35,976,130
April 2000         36,076,130                 -               36,076,130
May 2000           36,226,130                 -               36,226,130
June 2000          36,226,130                 -               36,226,130
July 2000          36,226,130                 -               36,226,130
August 2000        36,226,130                 -               36,226,130            36,159,463


                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


Legal and Professional Fees                               $       268,600
Research & Development                                            458,484
Salaries, Consulting and Other                                  1,410,258
                                                          ---------------
                                                          $     2,137,342
                                                          ===============

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------



The Company is engaged in the design, development and commercialization of medical devices for early cancer detection based on the use of light induced native tissue fluorescence spectroscopy to distinguish between pre-malignant, malignant, and normal or benign tissue. Pre-clinical and clinical study results support the Company's belief that its proprietary technology, when fully developed, will be a useful and cost effect adjunct to the physician for cancer screening and diagnosis.

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

Until July, 1998, the Company provided annual funding grants to the Mediphotonics Laboratory of the City University of New York in accordance with a budget of activities and expenditures negotiated between the Company and the University. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. The contract with the City University was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October, 1998 extension. The Company plans to resume its support of relevant programs when, and if, current fund raising efforts are successful.

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

In August 2000, the Company and Sarnoff Corporation agreed in principle to form a Joint Venture to develop optical diagnostic products based on the Company's proprietary technology and using key enabling technologies and know-how proprietary to Sarnoff. Under terms of the Agreement, and predicated on achieving targeted levels of initial capitalization, Sarnoff will provide royalty free access to its technology, and agree to work exclusively with the Joint Venture in the defined Field of Use, in return for an equity interest in the Joint Venture.

The principal issue which continues to face the Company is a lack of the financial resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets; the resolution of this issue is the principal focus and the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.

Two important derivative issues relate to the Company's research and licensing agreements with the City University of New York. The Company has an outstanding financial obligation to the University for work conducted during the period August 1997 through July 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. In October 2000, the Company and the City University entered into a second agreement, which further extended the time for payment until October 31, 2001. The time period for negotiating a minimum royalty agreement on certain patents, which have or will pass the five-year period for commercialization, was also extended until October 31, 2001. According to the terms of this Agreement, Mediscience is required to make a payment of $175,000 to the City University on or before November 15, 2000.

We believe that the Company is eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program (which allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss
(NOL) carryover to any corporate taxpayer in the state for at least 75% of the tax benefits) through the sale of its New Jersey Net Operating Loss carryover. On June 28, 2000, the Company submitted an application for benefits under this program (approved 9/14/00). It is our intention to use any proceeds derived to fully fund the payment of our obligation to the City University and to support other relevant development activity. The Company has already entered into a three year agreement on very favorable terms with a New Jersey corporate taxpayer to purchase the NOL state tax certificate upon issuance.

                           PART II - OTHER INFORMATION


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

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           On August 14, 2000 Mediscience Technology Corp. and Sarnoff Research Corp. (Princeton, NJ) entered a letter of understanding establishing Sarnoff's equity participation in a joint venture company based on agreed to initial capitalization and valuation. The party's purpose is to join respective world-class intellectual property, Sarnoff engineering expertise and know-how to develop Mediscience/Sarnoff optical diagnostic products as a broad platform of commercial applications.

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


                                           MEDISCIENCE TECHNOLOGY CORP.
                                           ----------------------------
                                                   (REGISTRANT)

DATE:                                  By: /s/ PETER KATEVATIS
                                           ---------------------------------
                                                 PETER KATEVATIS
                                                 Chairman/CEO

                                       By: /s/ JOHN M. KENNEDY
                                           ---------------------------------
                                                 JOHN M. KENNEDY
                                                 Treasurer
                                                 Chief Accounting Officer