Form 10QSB
period 2000-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2001-01-12
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For Quarter Ended November 30, 2000 Commission File Number 0-7405

                          MEDISCIENCE TECHNOLOGY CORP.
 -------------------------------------------------------------------------------
   (Exact Name of Registrant as Specified in its Certificate of Incorporation)


                                   New Jersey
        ----------------------------------------------------------------
         (State or other jurisdiction on incorporation or organization)


                                   22-1937826
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


               1235 Folkestone Way, Cherry Hill, New Jersey 08034
               ---------------------------------------------------
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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2000.

     Title of Class                           Number of Shares Outstanding
     --------------                           ----------------------------
Common Stock, par value
$.01 per share                                                   36,226,130
Preferred Stock, par value
$.01 per share                                                        2,074

                          MEDISCIENCE TECHNOLOGY CORP.
                                NOVEMBER 30, 2000


                                      INDEX


                                                                          PAGE
PART I.        Financial Information
Item 1.        Financial Statements
               Balance Sheets as at November 30, 2000 (Unaudited)
               and February 29, 2000                                        1
               Statement of Operations for the Nine and Three Months
               Ended November 30, 2000 (Unaudited) and November
               30, 1999 (Unaudited)                                         2
               Statement of Cash Flows for the Nine Months Ended
               November 30, 2000 (Unaudited) and November 30,
               1999 (Unaudited)                                             3
               Statement of Stockholders' Equity for the Nine Months
               Ended November 30, 2000 (Unaudited)                          4
               Exhibit to Statements of Operations                          5
               Notes to Financial Statements                                6
Item 2.        Management's Plan of Operation                             7 - 8
PART II.       Other Information                                            9
Item 1.        Legal Proceedings
Item 2.        Changes in Securities
Item 3.        Defaults Upon Senior Securities
Item 4.        Submission of Matters to Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                November 30,                   February 29,
                                                                              2000 (Unaudited)                     2000
                                                                           ----------------------          --------------------
CURRENT ASSETS
        Cash and Cash Equivalents                                          $                  569          $             17,066
        Other Assets                                                                            -                        20,191
                                                                           ----------------------          --------------------
               Total Current Assets                                                           569                        37,257
                                                                           ----------------------          --------------------
PROPERTY, PLANT AND EQUIPMENT
        Net of Accumulated Depreciation $198,231
          November 30, 2000; $195,390 - February 29, 2000                                   5,746                         8,588
                                                                           ----------------------          --------------------

TOTAL ASSETS                                                               $                6,315          $             45,845
                                                                           ======================          ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           ======================          ====================
CURRENT LIABILITIES
        Accounts Payable                                                   $               34,062          $             39,396
        Other Accrued Liabilities                                                       2,306,034                     1,877,456
        Officer and Other Loans                                                           149,811                       141,955
                                                                           ----------------------          --------------------
               Total Current Liabilities                                                2,489,907                     2,058,807
                                                                           ----------------------          --------------------
STOCKHOLDERS' EQUITY
        Preferred Stock - $.01 Par Value; Authorized
          50,000 Shrs; Outstanding 2,074 Shrs;
          (Preference on Liquidation $20,740)                                                  21                            21
        Common Stock $.01 Par Value, Authorized
          39,950,000 Shares; Outstanding 36,226,130 Shares                                362,261                       359,761
        Additional Paid-in Capital                                                     18,315,977                    18,215,977
        Accumulated Deficit                                                           (21,161,851)                  (20,588,721)
                                                                           ----------------------          --------------------
               Total Stockholders' Equity (Deficiency)                                 (2,483,592)                   (2,012,962)
                                                                           ----------------------          --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $                6,315          $             45,845
                                                                           ======================          ====================

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   NINE MONTHS                         THREE MONTHS
                                                   -----------                         ------------
                                             2000              1999               2000              1999
                                             ----              ----               ----              ----
Net Sales                               $         --       $         --       $         --       $         --
Cost of Sales                                     --                 --                 --                 --
                                        ------------       ------------       ------------       ------------
        Gross Profit                              --                 --                 --                 --
General and Administrative Expense           535,567            589,278            173,343            142,850
Product Development Expense                       --              5,000                 --                 --
Advertising, Travel and Marketing             37,997             27,451              2,456              6,850
                                        ------------       ------------       ------------       ------------
        Total Expenses                       573,564            621,729            175,799            149,700
                                        ------------       ------------       ------------       ------------
Other Income                                     434                150                 46                 18
                                        ------------       ------------       ------------       ------------
Net Loss                                $   (573,130)      $   (621,579)      $   (175,753)      $   (149,682)
                                        ============       ============       ============       ============
Net Loss Per Common Share               $      (0.02)      $      (0.02)      $      (0.01)      $      (0.01)
                                        ============       ============       ============       ============
Weighted Average Number of Shares         36,181,686         35,498,352         36,226,130         35,576,130
                                        ============       ============       ============       ============
  of Common Stock Outstanding

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                                                         2000            1999
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Loss                                                                      $(573,130)      $(621,579)
        Adjustment for Item Not Requiring Cash Outlay
               Depreciation                                                               2,842           4,366
               Stock Issued for Services                                                 65,000          53,075
               Issuance of Warrants                                                          --         164,031
                                                                                      ---------       ---------
               Subtotal                                                                (505,288)       (400,107)
        Changes in Assets and Liabilities:
               Decrease (Increase) in Other Assets                                       20,191              --
                Increase (Decrease) in Accounts Payable                                  (5,334)          2,333
                Increase (Decrease) in Other Accrued Liabilities                        428,578         328,914
                Increase (Decrease) In Officer and Other Loans                            7,856          32,927
                                                                                      ---------       ---------
                      Net Cash Flows Provided by (Used for) Operating Activities        (53,997)        (35,933)
                                                                                      ---------       ---------

CASH FLOWS  FROM INVESTING ACTIVITIES                                                        --              --
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from Issuance of Common Stock                                           37,500          11,000
                                                                                      ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (16,497)        (24,933)
CASH AND CASH EQUIVALENTS
        Beginning Balance                                                                17,066          24,940
                                                                                      ---------       ---------
        Ending Balance                                                                $     569       $       7
                                                                                      =========       =========

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000
                                   (UNAUDITED)




                                      Preferred
                                        Stock                      Common Stock
                                      Number of      Preferred       Number of        Common       Additional Paid     Accumulated
                                        Shares         Stock           Shares          Stock         in Capital         Deficit
                                      ----------    ------------    ------------  --------------    -------------    -------------
Balance February 29, 2000                  2,074    $         21      35,976,130    $    359,761     $ 18,215,977     $(20,588,721)
Issuance of Stock for Cash                    --              --         150,000           1,500           36,000               --
Issuance of Stock for Services                --              --         100,000           1,000           64,000               --
Net Loss for the Nine Months Ended
      November 30, 2000                       --              --              --              --               --         (573,130)
                                      ----------    ------------    ------------    ------------     ------------     ------------
Balance November 30, 2000                  2,074    $         21      36,226,130    $    362,261     $ 18,315,977     $(21,161,851)
                                      ==========    ============    ============    ============     ============     ============

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING


                                                                     Weighted
                     Common Stock                                    Average
                    $.01 Par Value      Common        Number of     Number of
                      Issued and         Stock         Shares         Shares
                     Outstanding      Equivalents    Outstanding   Outstanding
                    --------------   ------------    ------------  ------------
March 2000            35,976,130           -         35,976,130
April 2000            36,076,130           -         36,076,130
May 2000              36,226,130           -         36,226,130
June 2000             36,226,130           -         36,226,130
July 2000             36,226,130           -         36,226,130
August 2000           36,226,130           -         36,226,130
September 2000        36,226,130           -         36,226,130
October 2000          36,226,130           -         36,226,130
November 2000         36,226,130           -         36,226,130     36,181,686

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)


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

NOTE 2         OTHER ACCRUED LIABILITIES

               Other accrued liabilities consist of the following:


Legal and Professional Fees              $             312,350
Research & Development                                 458,484
Salaries, Consulting and Other                       1,535,200
                                         ---------------------
                                         $           2,306,034
                                         =====================

                         MANAGEMENT'S PLAN OF OPERATION

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

On June 28, 2000, the Company submitted an application for benefits under the State of New Jersey Technology Business Tax Certificate Program (which allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any corporate taxpayer in the state for at least 75% of the tax benefits). The application was approved by the State, and the Company sold the fraction of its tax benefit approved for sale in FY 2000 for net proceeds of $237,556.

The Company has completed the development of a new web site which it anticipates will be operational during the 1st quarter of 2001.

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

                                        MEDISCIENCE TECHNOLOGY CORP.
                                              (REGISTRANT)




DATE:                                   By: /s/ Peter Katevatis
     ------------------------               --------------------------------
                                            PETER KATEVATIS
                                            Chairman/CEO


                                        By: /s/ John M. Kennedy
                                            --------------------------------
                                            JOHN M. KENNEDY
                                            Treasurer
                                            Chief Accounting Officer