Form 10KSB
period 2001-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2001-06-22
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the fiscal year ended February 29, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the transition period from February 28, 2000 to February 28,2001

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

     The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by the average bid and asked price of the common equity of the Registrant, as of, May 30, 2001 ($.18 per share) was: $ 6,529,703.40 The number of shares outstanding of each of the registrant's classes of common stock, as of May,30 2001 was: 36,276,130 The issuer had no other classes of common equity outstanding as of that date.

       Title of Each Class                      Number of Shares Outstanding
       -------------------                      ----------------------------

Common Stock, par value $.01 per share                   36,276,130
Preferred Stock, par value $0.1 per share                     2,074

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

     8-K Report, filed 4/20/2000 Mediscience Technology and Sarnoff Rsearch Corp. letter of understanding of Sarnoff future equity participation incorporated by reference into part 1 of this form

     8-K Report, filed 5/15/2001, Retention of new auditors and payment to CUNY/RF curing of debt and patent issues

     10-QSB/Amended as reviewed for all three quarters year 2000-01 fled 6/6/01

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

            Report of Independent Public Accountants

            Consolidated Balance Sheets- February 28, 2001 and February 29, 2000

            Consolidated Statements of Operations for the years ended February 28, 2001, and February 29, 2000 and February 28,1999

            Consolidated Statement of Stockholders Deficit for the years ended February 28, 2001, and February 29, 2000 and February 28,1999

            Consolidated Statements of Cash Flows for the years ended February 28, 2001, and February 29, 2000 and February 28,1999

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

                                     PART I

Item 1. Business

Introduction

This annual report on Form 10-KSB contains certain forward-looking " Safe Harbor" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Y2K computer configuration is not of concern to our design because it is addressed as a matter of product development. Mediscience is in full compliance with SEC regulation FD "Full Disclosure" requirements, adopted August 10,2000 (see SEC release No. 33-7881), by exclusive reporting of material events (disclosures where it is reasonably foreseeable that the information will result in trading in an issuer's securities), through periodic 8-K filings and postings on its internet site MEDISCIENCETECH.com


Mediscience Technology Corp. ("the Company" "us" or "we")) is principally engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy (the "Technology") to distinguish between malignant and normal or benign tissue. Animal and human tissue contains molecules that fluoresce naturally when exited by light at certain wavelengths. Since the molecular and or structural makeup of tissue changes as it becomes cancerous, the Company's medical devices are able to detect a shift in the resulting native tissue fluorescence spectrum allowing it to distinguish between normal, precancerous and cancerous tissue.

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

Strategy

On April 15, 1999 the Company entered into a joint effort with Sarnoff Corporation of Princeton NJ for the purpose of raising funds to develop a series of instruments based upon our Technology and the engineering background and expertise of Sarnoff and City University of New York. On April 15, 1999 the Company and Sarnoff jointly filed a $2.5 Million funding request with the National Cancer Institute to support the development over a three-year period of an "Instrument to Screen, Detect and Treat Human Cervical Cancer Based on Intrinsic Fluorescence Imaging." Significantly, our agreement provided that all Intellectual property, which derives from, this project, as well as prototypes and improvements of our patents are to be our sole property unless we otherwise agree in writing. While the project was considered to have scientific merit by NCI reviewers, funding was not made available.

On August 14, 2000 Mediscience and Sarnoff Research Corporation entered a letter of understanding establishing Sarnoff's initial equity participation of 12% in a joint venture based upon agreed to initial capitalization and valuation. The parties purpose is to join respective world-class intellectual property, Sarnoff engineering expertise and know-how to develop Mediscience/Sarnoff optical diagnostic products as a broad platform of commercial applications to achieve a dominant and first to market position in the area of photonic based cancer diagnosis See 8-K filing dated 4/20/2000. Sarnoff corporation is a world leader in all aspects of digital imaging and image analysis. Proprietary Sarnoff technologies, which are synergistic to, and enabling of the Company's commercial development effort include high sensitivity and resolution UV digital detectors (chips), low cost narrow bandwidth phosphor light sources and biomedical image analysis software. Further in the area of the Company's commercialization effort, Sarnoff has high expertise in design for manufacturing, manufacturing, and manufacturing technology transfer. Under the terms of the agreement and predicated on achieving targeted levels of initial capitalization, Sarnoff has agreed to provide royalty free access to its technology, and to work exclusively with the joint venture in the defined field of use--The application of native tissue fluorescence and diffuse light scattering reflectance spectroscopy for in-vitro and in-vivo cancer screening and diagnosis and characterization of physiological function based on volume of interest measurements and two and three dimensional imaging. Sarnoff will receive an equity interest in the joint venture equal to 12% of Mediscience's interest plus an additional 6% based on milestone achievement. Sarnoff has agreed 1) not to compete and/or work with clients other than the joint venture and 2) to assign the joint venture an exclusive royalty free license to all intellectual property developed in this area under any research contract with Sarnoff. Having completed the research phase Mediscience/Sarnoff strategy is to develop one or more products for the non-invasive or minimally-invasive diagnosis of specific types of cancer which we ultimately plan to market worldwide either directly or in various types of partnering or licensing arrangements with other firms. Our principle focus will be on the United States; we expect to address international markets via partnering or licensing arrangements with other companies.

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

All above are Safe Harbor" statements per the Private Securities Litigation Reform Act of 1995 as certain matters and subject areas discussed in our strategy and not historical or current facts but deal with future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and may also differ materially from our future experience involving any or more of such matters and subject areas. Such risks and uncertainties include overall economic trends, successful development of products and regulatory matters including but not limited to FDA as well as those more fully described from time to time in our reports filed with the SEC

On November 29, 1999, the Company announced that Frank S. Castellana, M.D., Eng.Sc.D. would join its executive team as President and Chief Executive Officer, effective February 1, 2000. It also announced that it was seeking investment partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection. That effort is dedicated and on-going in what has become a difficult financial marketplace.

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

On January 23, 2001 registrant paid the Research Foundation of CUNY $175,000 thus satisfying its immediate financial obligations and curing all present patent issues with RF/CUNY. See 8-K filing dated May 10, 2001 also registrants November 10-Q filing. On June 28,2000, the Company filed an application to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any New Jersey corporate taxpayer for no less than 75% of the audited and allowable tax benefit. On October 11 the company was informed that its application was audited and approved and that it should receive its tax authorization before the end of November 2000. The company is eligible to sell a maximum of $730,000 over a three-year period. The Company has entered a three-year contract of sale to the Public Service Electric and Gas Co. of New Jersey at 83.3% of the authorized value. The company paid the Research Foundation $175,000 this year and City University has agreed to accept receipts from the Company's tax sale to repay the outstanding obligation over a two year period.

Our Products

We have developed three prototype products that employ our technology for cancer Diagnosis; they include the Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamplight to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiber optic probe is attached to each of our devices to transmit the optical excitation signal and to retrieve the native fluorescence response. We believe that the CD instruments have a great deal of versatility and a broad range of potential alternative applications depending on the preferred configuration of the fiber optic probe. For example, the fiber optic probe can be configured as a Convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscopes for assessment of the upper or lower GI tract, through a cystoscope for study of the urinary tract, a colposcope for gynecological evaluation or a laparoscope's for evaluation of internal organs, and even through a core biopsy needle to optically assess breast tumors or other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate.

The CD Scan product prototype is oriented to medical research. It is designed to provide optical scanning capability over a broad spectrum of optical wavelengths for evaluation of tissue. We use the CD Scan whenever possible to help define the critical scanning and emission wavelengths for our two other prototypes products. On the other hand we are designing the CD Ratiometer as a simple, compact instrument with user-friendly features and characteristics. It is being designed to optically assess the scanned tissue only at pre-established optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. We expect that the CD Ratiometer with its anticipated assortment of disposable probe designs, will be the preferred product for medical practitioners to use in the office or clinical setting. The CD Map is a vision instrument that is being designed to optically interrogate an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either the CD Scan or CD Ratiometer, it is expected to report out similar results but in the form of a colored map on a computer screen distinguishing normal areas from abnormal areas via color differentiation. If we can successfully develop the CD Map, we expect it to be especially useful in assisting cancer surgeons in clearly defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents.

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

Because of lack of funding, Company support of research activities in the MPL is presently suspended. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful.

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

Until July, 1998, the Company provided annual funding grants to the MPL in accordance with a budget of activities and expenditures negotiated between the Company, CCNY, and the Research Foundation of CUNY. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. The contract with CUNY "Establishment of the MediPhotonics Laboratory" was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October, 1998 extension. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful. For reference, the Company committed to funding of $406,353 for the 1997/1998 budgetary year, $431,017 for the 1996/1997 budgetary year, and $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1997, respectively. The Company currently has an outstanding financial obligation to the University for work conducted during the 1997/1998 contract period. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. While we are actively working to meet this deadline, there is no assurance that we will be successful, and if not, that we will successfully negotiate an additional time extension. See 8-k dated 5/15/2001 payment of $175,000 to CUNY Research Foundation

The objective of the MPL is to research the use of light and ultra fast laser technology for cancer diagnosis and therapeutic purposes. The major projects of the MPL have been the development of the Company's prototype products, CD Scan, CD ratiometer and CD Map, including the enhancement of fiberoptic attachments to enable devices to be used with various types of endoscopes and core biopsy needles. The MPL has additionally conducted in-vitro preclinical evaluation of various tissues to determine the most appropriate excitation and emission wavelengths for use with a device for different types of human tissue and cancers, assembled the prototype CD products for use in vivo for human clinical trials and created the algorithms and computer software necessary for the accurate performance of the instruments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 28, 2001, no matters were submitted to a vote of the Company's security holders.

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

Fiscal Period                              Common Stock
-------------                         -----------------------
                                      High Bid        Low Bid

2001

1st Quarter       05/31/00              0.32           0.27
2nd Quarter       08/31/00              0.40           0.23
3rd Quarter       11/30/00              0.21           0.20
4th Quarter       02/28/01              0.17           0.17

2000

1st Quarter       05/31/99              0.34           0.11
2nd Quarter       08/31/99              0.34           0.14
3rd Quarter       11/30/99              0.45           0.20
4th Quarter       02/29/00              1.78           0.19

1999

1st Quarter       05/31/98              0.33           0.27
2nd Quarter       08/31/98              0.18           0.13
3rd Quarter       11/30/98              0.18           0.10
4th Quarter       02/28/99              0.16           0.10


     (a) Holders. The approximate number of holders of record of the Company's Common Stock and Series A Preferred Stock as of February 29, 2001 were 880 and 8 respectively .

     (b) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Results of Operations:

Year ending February 28, 2001 compared to year ending February 29, 2000

The Company had no revenues during its fiscal years ending February 28, 2001 ("its 2001 fiscal year). The Company's primary focus was the development of its light-based technology.

General and administrative expenses decreases approximately $294,500 or 32% during 2001 fiscal year as compared to its 2000 fiscal year. This decline was comprised of the net decrease and increase in several key operating expense categories. A principle reason for the decrease was the recognition of a warrant issued in the prior fiscal year with an estimated value of $110,000 to the City College of New York to defer the payment of the Company's accrued research and the development costs.

Another reason for the decrease in general and administrative expenses was a decline in professional fees of approximately $145,000. This decline was comprised of a change in estimate for previously accrued legal fees amounting to $90,000 which was recognized as income plus a net reduction in accruals for the current yer approximating $55,000.

In the prior fiscal year the Company also recognized approximately $167,000 in costs associated with the issuance of warrants to purchase stock of the Company by individual investors and creditors. No costs of this type have been incurred in fiscal 2001.

The decreases in fiscal 2001 for general and administrative expenses were net of an increase of $125,000 for salaries and benefits accrual for a new corporate officer.

The Company's product development expense decreased 100% or approximately $56,500 during the 2001 fiscal year when compared to the 2000 fiscal year. The Company had previously conducted a number of research and development projects with the City College ofCity University of New York. During the 2000 fical year, he Company advanced $50,000 to CUNY for reimbursement of patent costs. Due to a lack of resources, R&D activities at CUNY have been temporarily suspended.

In the 2001 fiscal year the Company recognized as income an income tax benefit approximating $237,500 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay $175,000 to CUNY for prior accrued research and development costs with the balance approximating $62,500, to be used for general operations.

In the 2001 fiscal year the Company also recognized as income a $48,000 gain on the settlement of $65,000 debt with the issuance of 100,000 shares of common stock at its fair market value of $17,000.


Year ending February 29, 2000 compared to year ended February 28, 1999.

This annual report on Form 10-KSB contains certain forward-looking " Safe Harbor" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Y2K computer configuration is not of concern to our design because it is addressed as a matter of product development. Mediscience is in full compliance with SEC regulation FD "Full Disclosure" requirements, adopted August 10,2000 (see SEC release No. 33-7881), by exclusive reporting of material events (disclosures where it is reasonably foreseeable that the information will result in trading in an issuer's securities), through periodic 8-K filings and postings on its internet site MEDISCIENCETECH.com The Company had no revenues during its fiscal years ended February 29, 2000 ("its 2000 Fiscal Year") and February 28, 1999 ("its 1999 fiscal year"). The Company's primary focus was the development of its light-based technology. The Company's technology embedded in its design and computer related format conforms to year 2000 requirements.

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

Liquidity and Capital Resources:

The Company has a deficiency in working capital as of February 28, 2001 of approximately ($2,287,000) representing an increase in the deficiency approximating ($265,000) during the 2001 fiscal year. The deficiency is primarily comprised of accruals for professional fees, research and development costs, consulting and salaries and wages. The Company's ability to maintain its operations islargely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding.

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

ITEM 7    Financials, Notes, Supplemental Data and Audit Letter


                          MEDISCIENCE TECHNOLOGY CORP.
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                      FEBRUARY 28, 2001, FEBRUARY 29, 2000
                              AND FEBRUARY 28, 1999
                                        &
                          INDEPENDENT AUDITORS' REPORT

                                TABLE OF CONTENTS

                                                                Page

INDEPENDENT AUDITORS' REPORT...........................           2

CONSOLIDATED FINANCIAL STATEMENTS:

      BALANCE SHEET....................................           4

      STATEMENT OF OPERATIONS..........................           5

      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT....           6

      STATEMENT OF CASH FLOWS..........................           7

      NOTES TO FINANCIAL STATEMENTS....................           8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Mediscience Technology Corp.:

We have audited the accompanying consolidated balance sheet of Mediscience Technology Corp. and subsidiary as of February 28, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of February 29, 2000, and for each of the two years in the period ended February 29, 2000, were audited by other auditors whose report dated May 19, 2000, expressed an unqualified opinion on those statements and included an explanatory paragraph that described certain conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiary as of February 28, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, has incurred significant losses from operations and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Parente Randolph, LLC
-------------------------
Parente Randolph, LLC




Philadelphia, Pennsylvania
April 19, 2001

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
----------------------------------------------------------------------------------------------------

                                                                         2001               2000
----------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                   $      7,120       $     17,066
         Other assets                                                          --             20,191
                                                                     ------------       ------------

                               Total current assets                         7,120             37,257

EQUIPMENT, net of accumulated depreciation of
         $199,178 in 2001 and $195,390 in 2000                              4,800              8,588
                                                                     ------------       ------------

                                              TOTAL                  $     11,920       $     45,845
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                            $     14,943       $     39,396
         Accrued liabilities                                            2,127,028          1,877,456
         Officer and other loans                                          152,229            141,955
                                                                     ------------       ------------

                               Total current liabilities                2,294,200          2,058,807
                                                                     ------------       ------------

STOCKHOLDERS' DEFICIT:
         Preferred stock, $.01 par value, 50,000 shares
                authorized, 2,074 shares issued and outstanding                21                 21
         Common stock, $.01 par value, 100,000,000 shares
                authorized, 36,276,130 and 35,976,130 shares
                issued and outstanding in 2001 and 2000,
                respectively                                              362,761            359,761
         Additional paid-in capital                                    18,274,977         18,215,977
         Accumulated deficit                                          (20,920,039)       (20,588,721)
                                                                     ------------       ------------

                               Total stockholders' deficit             (2,282,280)        (2,012,962)
                                                                     ------------       ------------

                                              TOTAL                  $     11,920       $     45,845
                                                                     ============       ============

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
           FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
----------------------------------------------------------------------------------------------------

                                                      2001               2000               1999
----------------------------------------------------------------------------------------------------
NET SALES                                         $         --       $         --       $         --

COST OF SALES                                               --                 --                 --
                                                  ------------       ------------       ------------

GROSS PROFIT                                                --                 --                 --
                                                  ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE
         EXPENSE                                       615,563            910,043            635,406

PRODUCT DEVELOPMENT EXPENSE                                 --             56,540            189,168
                                                  ------------       ------------       ------------

                               Total expense           615,563            966,583            824,574

OTHER (INCOME) EXPENSE, INTEREST, NET                    1,311               (340)            11,332
                                                  ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                              (616,874)          (966,243)          (835,906)

INCOME TAX BENEFIT                                     237,556                 --                 --
                                                  ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                        (379,318)          (966,243)          (835,906)

EXTRAORDINARY GAIN ON
         RESTRUCTURING OF PAYABLES                      48,000                 --                 --
                                                  ------------       ------------       ------------

NET LOSS                                          $   (331,318)      $   (966,243)      $   (835,906)
                                                  ============       ============       ============

BASIC AND DILUTED LOSS
         PER COMMON SHARE                         $      (0.01)      $      (0.03)      $      (0.02)
                                                  ============       ============       ============

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                         36,115,034         35,559,418         35,046,594
                                                  ============       ============       ============


--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


------------------------------------------------------------------------------------------------------------------------------------
                                                     ..PREFERRED STOCK..     ....COMMON STOCK....       ADDITIONAL
                                                                                                         PAID-IN       ACCUMULATED
                                                     SHARES      AMOUNT      SHARES        AMOUNT        CAPITAL         DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 1, 1998                                 2,074     $   21     34,943,618   $    349,436   $ 17,573,096   $(18,786,572)

         Issuance of stock and warrants for cash                              200,000          2,000         48,000
         Issuance of stock for legal services                                 132,512          1,325        164,315
         Issuance of warrants                                                                                11,400
         Net loss                                                                                                         (835,906)
                                                      -----     ------   ------------   ------------   ------------   ------------

BALANCE FEBRUARY 28, 1999                             2,074         21     35,276,130        352,761     17,796,811    (19,622,478)

         Issuance of stock for cash and services                              150,000          1,500         31,320
         Issuance of stock for services                                       150,000          1,500         29,755
         Issuance of warrants for cash and services                                                          33,419
         Issuance of warrants for services                                                                   20,449
         Issuance of stock and warrants for cash                              300,000          3,000         72,000
         Exercise of warrant                                                  100,000          1,000         24,000
         Issuance of warrant for services                                                                   208,223
         Net loss                                                                                                         (966,243)
                                                      -----     ------   ------------   ------------   ------------   ------------

BALANCE FEBRUARY 29, 2000                             2,074         21     35,976,130        359,761     18,215,977    (20,588,721)

         Issuance of stock for cash                                           100,000          1,000         24,000
         Issuance of stock and warrants for services                           50,000            500         12,000
         Issuance of stock and warrants for cash                               50,000            500          7,000
         Issuance of stock for services                                       100,000          1,000         16,000
         Net loss                                                                                                         (331,318)
                                                      -----     ------   ------------   ------------   ------------   ------------

BALANCE FEBRUARY 28, 2001                             2,074     $   21     36,276,130   $    362,761   $ 18,274,977   $(20,920,039)
                                                      =====     ======   ============   ============   ============   ============

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
           FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

----------------------------------------------------------------------------------------------------------------------

                                                                                   2001          2000         1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                               $(331,318)    $(966,243)    $(835,906)
         Adjustments to reconcile net loss to net cash
                used in operating activities:
                        Depreciation and warrant amortization                       3,788       214,043        23,396
                        Common stock and warrants issued for legal
                               and other services                                  24,500        56,543       165,640
                        Extraordinary gain on restructuring of payables           (48,000)           --            --
                        Changes in assets and liabilities:
                               Decrease (increase) in other assets                 20,191            --        (3,068)
                               (Decrease) increase in accounts payable            (24,453)       (7,712)       16,248
                               Increase in accrued liabilities                    297,572       506,249       523,281
                                                                                ---------     ---------     ---------

                                              Net cash used in operating
                                                     activities                   (57,720)     (197,120)     (110,409)
                                                                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common
                stock and warrants                                                 37,500       111,400        50,000
         Proceeds net of repayments from officer
                and other loans                                                    10,274        77,846        64,109
                                                                                ---------     ---------     ---------

                                              Net cash provided by financing
                                                     activities                    47,774       189,246       114,109
                                                                                ---------     ---------     ---------

NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                                                      (9,946)       (7,874)        3,700

CASH AND CASH EQUIVALENTS, BEGINNING                                               17,066        24,940        21,240
                                                                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, ENDING                                               $   7,120     $  17,066     $  24,940
                                                                                =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH
         FINANCING ACTIVITIES,
                Common stock and warrants issued for
                        legal and other services rendered                       $  24,500     $  56,543     $ 165,640
                                                                                =========     =========     =========

-------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 1.      NATURE OF OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING PRINCIPLES

         NATURE OF OPERATIONS

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

               The Company is subject but not limited to a number of risks similar to those of other companies at this stage of development, including dependence on key individuals, the development of commercially usable products and processes, competition from substitute products or alternative processes, the impact of research and product development activity, competitors of the Company, many of whom have greater financial or other resources than those of the Company, the uncertainties related to technological improvements and advances, the ability to obtain adequate additional financing necessary to fund continuing operations and product development and the uncertainties of future profitability. The Company expects to incur substantial additional costs before beginning to generate income from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance. Substantial additional financing is needed by the Company.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

               On April 21, 1997, the Company announced a joint collaboration agreement with General Electric Company ("GE") and the Research Foundation of the City University of New York ("CUNY") to develop proprietary imaging technology for medical purposes. The development and commercialization of non x-ray based optical mammography and optical tomography products with greater effectiveness, decreased side effects and improved cost efficiencies are the objective of this collaboration. The collaboration will focus on noninvasive methods to image subsurface tumors in the breast, brain, etc. CUNY through a NSASA Institutional Research Award, through a Navy grant, and through the New York State HEAT program, anticipates more than $3,800,000 of funding over a five year period to support this collaboration agreement. GE did not disclose the amount it intends to spend on the development and commercialization of the Company's proprietary technology. To date no funding has been received pursuant to this collaboration agreement.

               The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets, liabilities and commitments in the normal course of business. The Company has no revenues, has incurred substantial net losses and has an accumulated deficit through February 28, 2001. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

         USE OF ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               During fiscal 2001, the Company recognized income of $90,000 from a change in estimate for accrued legal fees.

         CASH AND CASH EQUIVALENTS

               Cash and cash equivalents include cash held in banks and is stated at cost, which approximates market. For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         OTHER ASSETS

               Included in other assets at February 29, 2000 is a receivable from the U.S. Army in the amount of $20,191. The Company is due the money for reimbursement of research and development expenses.

         EQUIPMENT

               Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $3,788, $5,820 and $11,996 in the years ending February 2001, 2000 and 1999, respectively.

         LONG-LIVED ASSETS

               The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

         INCOME TAXES

               The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock-based compensation under a fair value-based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected the disclosure requirements of SFAS 123 and will continue to account for employee stock-based compensation under APB 25.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



 2.      RELATED PARTY TRANSACTIONS

         In May 1992, the Company entered into a five-year employment agreement with Peter Katevatis, then Chief Executive Officer, President and Stockholder of the Company. Pursuant to the terms of such agreement, Mr. Katevatis was to be paid $190,000 per year, plus annual increases based on the consumer price index. The employment agreement further provided for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors.

         In January 1996, the Company elected a new President and Chief Executive Officer, Herbert L. Hugill. Mr. Katevatis remained Chairman and Treasurer of the Company. Accordingly, the employment agreement with Mr. Katevatis was amended effective March 1, 1996 providing for an annual salary of $100,000 per year for the next three years. In connection with this amendment, in March 1996, the Company issued 552,664 restricted shares of the Company's common stock to Mr. Katevatis, which was recorded as additional compensation expense in fiscal 1997 of $453,184. All other provisions of the agreement remained the same.

         Pursuant to the terms of an employment agreement, Mr. Hugill, was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock (Note 9), and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were cancelled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of February 28, 2001, no milestones have been achieved.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



         Legal services rendered by Mr. Katevatis amounted to $50,000 for each of the three years ended February 28, 2001. These amounts have been charged to operations.

         In 2000 and 2001, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest and are to be repaid as soon as the Company raises additional funds. As of February 28, 2001 and February 29, 2000, the balance of the officer and other loans payable to Mr. Katevatis was $117,229 and $111,229, respectively. Mr. Katevatis loaned additional money to the Company subsequent to February 28, 2001 in order to continue to sustain operations.

         In fiscal 1999, the Company borrowed $25,000 from Tami Adelstein and issued Mr. Adelstein a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. The warrant was valued at $11,400 and was recorded as interest expense. The loan is due and payable by the Company without interest on or before August 12, 1999; thereafter, interest is payable at the rate of 1.5% per month. On August 12, 1999, the Company did not repay the note. On October 12, 1999, Peter Katevatis, advanced the funds for the repayment of the note and accrued interest to October 12, 1999.

         In addition, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis's home. Expenses recognized were $11,059, $10,732 and $7,777 in 2001, 2000 and 1999, respectively.

         On November 17, 1999, the Company entered into a three-year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana. Pursuant to the terms of such agreement, Dr. Castellana became the President and Chief Executive Officer of the Company and is to be paid $100,000 per annum. In addition, he was issued options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share and was issued a warrant to purchase up to 1,978,746 shares of the Company's common stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746 shares. The 150,000 shares vested upon his first day of work which was February 1, 2000. In connection with vesting on February 1, 2000, the Company recognized an expense of $98,079 which represented the fair market value of the warrant on the vesting date since the warrant was issued prior to the effective employment date. Dr. Castellana's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the milestones are achieved.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 3.      LOANS

         In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes amounted to $30,000 at February 28, 2001 and February 29, 2000. Accrued interest on the notes at February 28, 2001 and February 29, 2000 totaled $3,201 and $726, respectively.


 4.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                      2001              2000
                                                      ----              ----
               Legal and professional fees        $  180,100        $  258,600
               Research and development              962,399           974,067
               Salaries and wages                    943,833           618,834
               Other                                  40,696            25,955
                                                   ---------         ---------

                                                  $2,127,028        $1,877,456

         Included in legal and professional fees as of February 28, 2001 and February 29, 2000 is $137,500 and $87,500, respectively, for legal services rendered by Mr. Katevatis (Note 2).

         Included in research and development as of February 28, 2001 and February 29, 2000 is $635,318 and $471,986, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

         Included in salaries and wages as of February 28, 2001 and February 29, 2000 is $806,333 and $618,834, respectively, owed to Mr. Katevatis and $137,500 and $0, respectively, owed to Mr. Castellana in accordance with their respective employment agreements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



 5.      INCOME TAXES

         Income taxes consist of the following:

                                      2001         2000         1999
                                      ----         ----         ----

               Current              $237,556     $     --     $     --
                                    ========     ========     ========

               Deferred             $     --     $     --     $     --
                                    ========     ========     ========

         In 2001, the Company became eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused state net operating losses (NOL) to any corporate taxpayer in the State of New Jersey for at least 75% of the tax benefits. The Company is eligible to sell a maximum of $713,987 and the amount sold and realized during the year ended February 28, 2001 was $237,556.

         As of February 28, 2001, the Company has net operating loss carryforwards of approximately $11,100,000 for federal purposes and $5,300,000 for state purposes which may be used to reduce future income subject to income taxes and expire in various amounts from 2001 to 2016. As a result of these loss carryforwards, as of February 28, 2001, the Company had a deferred tax asset of approximately $4,300,000, for which valuation allowances for the entire amounts were provided.


 6.      EXTRAORDINARY ITEM

         In 2001, the Company issued 100,000 shares of common stock at its fair value of $.17 per share at the date of transfer to a creditor to settle a $65,000 account payable. As a result, an extraordinary gain on restructuring of payables of $48,000 was recognized. The per share amount of the gain is $.0013. There is no tax effect due to the net operating loss carryforward.


 7.      LOSS PER COMMON SHARE

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 8.      COMMITMENTS AND CONTINGENCIES

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

         The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York ("CCNY") under a contract which is renewed annually. The Company has funded CCNY approximately $157,565 for the twelve-month periods ended May 31, 1999. The Company did not provide any funding during the years ended February 28, 2001 and February 29, 2000 except for $50,000 in 2000 to reimburse CCNY for patent costs.

         In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid during the three years ended February 28, 2001.

         In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid during the three years ended February 28, 2001.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 9.      STOCKHOLDERS' EQUITY

         PREFERRED STOCK

               The Company is authorized to issue 50,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by shareholders. The Board of Directors has designated 2,074 shares of preferred stock as series A preferred stock, all of which series is issued and outstanding as of February 28, 2001. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

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

         PRIVATE PLACEMENT AND OTHER OFFERINGS

               During fiscal 1997, the Company successfully completed a private placement offering (the "97 Offering") of 2,666,667 shares of its common stock for proceeds to the Company of approximately $2,000,000. In connection with the 97 Offering, the Company issued warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants are exercisable, at the option of the holder, at any time through March 27, 2003. During 1999, the Company issued 200,000 shares of the Company's common stock and 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expire in 2003. During 2000, the Company issued 300,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $.25 per share for $75,000. The warrants expire in 2003. During 2001, the Company issued 150,000 shares of common stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share for $37,500. The warrants expire in 2003.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         COMMON STOCK/WARRANTS ISSUED FOR SERVICE

               During 1999, the Company issued 132,512 shares of restricted common stock for various legal and consulting services provided to the Company.

               During 2000, the Company issued 300,000 shares of common stock and warrants to purchase 266,666 shares of the Company's common stock at an exercise price of $.25 to $.75 per share for cash and services. In addition, during 2000 the Company granted CCNY a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00, which expires in 2003. The number of shares under the warrant was determined based on the fair market value of the services provided ($110,163).

               During 2001, the Company issued 50,000 shares of restricted common stock at a value of $7,500 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share for services provided to the Company.

         STOCK OPTIONS

               Prior to fiscal 1996, all stock options were issued at the discretion of management. In fiscal 1996, the Company adopted the 1996 incentive stock option plan (the "Plan") which provides for granting of incentive stock options ("ISO's") to employees. Options vest over a period of time as determined by the Board of Directors upon the granting of such options, except that no option shall be exercisable in whole or in part prior to the first anniversary of the date of granting of such option. Options are exercisable 10-years from the grant date. The exercise price of ISO's granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISO's granted to more than 10% stockholders).

               In May 1997, Mr. Krauni, a director and stockholder of the Company, was issued 166,666 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 200,000 options he held. The Company recorded $41,666 as additional compensation expense in connection with the issuance of the stock.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



               Stock option activity during the three year period ended February 28, 2001, was as follows:

                                                                                      WEIGHTED
                                                                        EXERCISE      AVERAGE
                                                                          PRICE       EXERCISE
                                                         SHARES           RANGE        PRICE
                                                         ------           -----        -----
                  Outstanding, February 28, 1999          235,000      $1.00-$2.00    $   0.95
                  Granted                                 914,373      $       .32    $    .32

                  Outstanding, February 29, 2000        1,149,373      $.32-$2.00     $    .55

                  Outstanding, February 28, 2001        1,149,373      $.32-$2.00     $    .55


               Pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. If the alternative method of accounting for the plan prescribed by SFAS 123 had been followed in the year ended February 28, 1999, the Company's net loss would not have been materially different.

         STOCK WARRANTS

               Stock warrant activity during the three year period ended February 28, 2001, was as follows:

                                                       SHARES        EXERCISE
                                                      AVAILABLE     PRICE RANGE
                                                      ---------     -----------

                  Outstanding, February 28, 1999      2,346,632     $.25-$1.20
                  Granted                             3,045,412      $.05-$.75
                  Exercised                             (100,000)      $.25

                  Outstanding, February 29, 2000      5,292,044     $.05-$1.20
                  Granted                                200,000       $.25

                  Outstanding, February 28, 2001      5,492,044     $.05-$1.20


--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors

The directors, executive officers and significant employees of the Company are:

Name                   Age             Position
----                   ---             --------

Peter Katevatis        67         Chairman of the Board,
                                   Chief Executive Officer
                                  and Treasurer

John M. Kennedy        64         Vice President and Secretary

William Armstrong      84         Director

Mathew Culligan        81         Director

Michael N. Kouvatas    74         Director

John P. Matheu         79         Director

Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors

     Peter Katevatis has served as Chairman of the Board of Directors since 1993. He served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, PA and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December, 1992. He is a member of the American Arbitration Association and also serves as an arbitrator with the National Association of Security Dealers (NASDQ. He is a member of the National District Attorney's Association.

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

                           SUMMARY COMPENSATION TABLE

Name and                  Year ended                      Other Annual
Principle Position       Feb. 28 (29)      Salary         Compensation
------------------       ------------     --------        ------------
Peter Katevatis             2001          $200,000        $ 61,977 (1)
Chairman                    2000          $200,000        $ 67,614 (1)
                            1999          $200,000        $ 61,936 (1)

--------------------

(1)  See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes payment to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ending in February 29,2001,February 28,2000 February 28,1999, February 28, 1998 (fiscal years 2001 2000, 1999, 1998 respectively), and fringe benefits under his employment agreement automobile expense $7,318, auto insurance $705.00, and health insurance $3,954. Contract benefits for 2000; automobile expense $10,535, auto insurance $2,828, and health insurance $4,251. Contract benefits paid in 1999; automobile expense of $5,464, automobile insurance of $3,541 and health insurance of $2,931. See Note 3 to consolidated Financial Statements.

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

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

 Number of shares underlying                     Value of unexercised
unexercised options at year end            in-the-money options at year end
-------------------------------          -------------------------------------
Exercisable       Unexercisable          Exercisable             Unexercisable
-----------       -------------          -----------             -------------
    0                   0                     0                       0

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

                                          Amount of Beneficial          Percentage of
Name and Address                               Ownership                   % Class
----------------                          --------------------          -------------
Peter Katevatis
P.O. Box 598
Woodcrest Cherry Hill NJ 08003           4,725,595 (1)(2)(3)(4)(5)(12)     13.4

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083                   2,677,933 (5)(6)(12)              7.5

William W. Armstrong
P.O Box 607
Tupper Lake, NY 2986                        355,200 (5)(7)(12)             0.09

Michael Kouvatas
27 Kings Highway
East Haddonfield NJ 08033                   684,666 (5)(8)(12)              1.9

                                          Amount of Beneficial         Percentage of
Name and Address                               Ownership                  Class
----------------                          --------------------         -------------
Mathew Culligan
410 East 65 Street
New York, NY 10021                             20,000 (10)                0.005

Robert C. Miller
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                                0 (14)                   0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                          1,414,000 (11)                  4.0

All directors and officers as a group
7 persons                                   8,770,894 (13)                 24.7

----------------------

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

On November 17, 1999 the Company entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana, approved by Board of Director action November 18, 1999. Pursuant to the terms of such agreement, Dr. Castellana will assume the position as President and Chief Executive Officer at a salary of $100,000 per annum with eligibility for an additional $50,000 annual bonus based on milestone achievement. In addition, Dr. Castellana will be issued options to purchase up to 914,373 shares of Mediscience Common Stock at an option price of $.32 per share and may buy a warrant to purchase up to 1,978,746 shares of Mediscience Common Stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746. Dr. Castellana is subject to a series of contractual milestones described in his business plan (approved by Board of Directors 11/18/99)for development and marketing the registrant's platform technology with Sarnoff Research Corporation, including the obtaining of funding on terms favorable to the Company. The agreement provides for broad anti-dilution protection for Dr. Castellana and founders Dr. Robert Alfano and Peter Katevatis subject to adjustment in the event of stock splits, reverse stock splits and other similar events and also in the event of the issuance of any shares of MDSC common stock in lieu of salary, consulting fees, options, warrants or services rendered. As of April 1, 2001 Dr. Castellana waived all salary except documented Expenses.

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

See Exhibit 10.29
Employment Agreement dated November 17, 1999 between Registrant and Dr. Frank S. Castellana (32)

-------------------
(1) Filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the Fiscal year ended February 28, 1993

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