Form 10QSB
period 2001-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2001-07-12
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Quarter Ended May 31, 2001

                         Commission File Number 0-7405


                          MEDISCIENCE TECHNOLOGY CORP.
 -------------------------------------------------------------------------------
  (Exact Name of Registrant as Specified in its Certificate of Incorporation)


            New Jersey                                     22-1937826
---------------------------------                  --------------------------
(State or other jurisdiction                          (I.R.S. Employer
on incorporation or organization)                   Identification Number)



               1235 Folkestone Way, Cherry Hill, New Jersey 08034
    -----------------------------------------------------------------------
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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2001.

     Title of Class                               Number of Shares Outstanding
     --------------                               ----------------------------
Common Stock, par value
$.01 per share                                               36,276,130
Preferred Stock, par value                                        2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 2001


                                      INDEX


                                                                      PAGE
                                                                      ----
PART I.   Financial Information
Item 1.   Financial Statements
          Balance Sheets as at May 31, 2001 (Unaudited)
          and February 28, 2001                                         1
          Statement of Operations for the Quarter ended
          May 31, 2001 (Unaudited) and May 31, 2000
          (Unaudited)                                                   2
          Statement of Cash Flows for the Period ended
          May 31, 2001 (Unaudited) and May 31, 2000
          (Unaudited)                                                   3
          Statement of Stockholders' Equity for the Period
          ended May 31, 2001 (Unaudited)                                4
          Exhibit to Statements of Operations                           5
          Notes to Financial Statements                                 6
Item 2.   Management's Plan of Operation                                7
PART II.  Other Information                                             9
Item 1.   Legal Proceedings                                             9
Item 2.   Changes in Securities                                         9
Item 3.   Defaults Upon Senior Securities                               9
Item 4.   Submission of Matters to Vote of Security
          Holders                                                       9
Item 5.   Other Information                                             9
Item 6.   Exhibits and Reports on Form 8-K                              9

                          MEDISCIENCE TECHNOLOGY CORP.
                                 BALANCE SHEETS

                                                       ASSETS
                                                       ------

                                                                         May 31, 2001              February 28,
                                                                         (Unaudited)                   2001
                                                                     --------------------      --------------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                      $              1,334      $              7,120
      Other Assets                                                                      -                         -
                                                                     --------------------      --------------------
           Total Current Assets                                                     1,334                     7,120
                                                                     --------------------      --------------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation $200,055
        May 31, 2001; $199,178 - February 28, 2001                                  3,922                     4,800
                                                                     --------------------      --------------------

TOTAL ASSETS                                                         $              5,256      $             11,920
------------
                                                                     ====================      ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

                                                                     ====================      ====================
CURRENT LIABILITIES
      Accounts Payable                                               $             10,050      $             14,943
      Other Accrued Liabilities                                                 2,277,285                 2,127,028
      Officer and Other Loans                                                     166,784                   152,229
                                                                     --------------------      --------------------
           Total Current Liabilities                                            2,454,119                 2,294,200
                                                                     --------------------      --------------------
STOCKHOLDERS' EQUITY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                            21                        21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,276,130 Shares                          362,761                   362,761
      Additional Paid-in Capital                                               18,274,977                18,274,977
      Accumulated Deficit                                                     (21,086,622)              (20,920,039)
                                                                     --------------------      --------------------
           Total Stockholders' Equity (Deficiency)                             (2,448,863)               (2,282,280)
                                                                     --------------------      --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $              5,256      $             11,920
----------------------------------------                             ====================      ====================

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)



                                                       THREE MONTHS
                                                       ------------
                                                2001                    2000
                                                ----                    ----
Net Sales                                   $         --           $         --
Cost of Sales                                         --                     --
                                            ------------           ------------
      Gross Profit                                    --                     --
General and Administrative Expense               159,514                174,606
Product Development Expense                           --                     --
Advertising, Travel and Marketing                  7,136                 18,418
                                            ------------           ------------
      Total Expenses                             166,650                193,024
                                            ------------           ------------
Other Income                                          67                    224
                                            ------------           ------------
Net Loss                                    $   (166,583)          $   (192,800)
                                            ============           ============
Net Loss Per Common Share                   $      (0.01)          $      (0.01)
                                            ============           ============
Weighted Average Number of Shares
  of Common Stock Outstanding                 36,276,130             36,092,797
                                            ============           ============

                          MEDISCIENCE TECHNOLOGY CORP.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                           2001                2000
                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                          $(166,583)          $(192,800)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                       878                 947
                                                                        ---------           ---------
           Subtotal                                                      (165,705)           (191,853)
      Changes in Assets and Liabilities:
            Increase (Decrease) in Accounts Payable                        (4,893)             (2,334)
            Increase (Decrease) in Other Accrued Liabilities              150,257              91,194
            Increase (Decrease) In Officer and Other Loans                 14,555                 618
                                                                        ---------           ---------
                Net Cash Flows (Used for) Operating Activities             (5,786)           (102,375)
                                                                        ---------           ---------

CASH FLOWS  FROM INVESTING ACTIVITIES                                          --                  --
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Issuance of Common Stock                                   --             102,500
                                                                        ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (5,786)                125
                                                                                            ---------
CASH AND CASH EQUIVALENTS
                                                                                            ---------
      Beginning Balance                                                     7,120              17,066
                                                                        ---------           ---------
      Ending Balance                                                    $   1,334           $  17,191
                                                                        =========           =========

                          MEDISCIENCE TECHNOLOGY CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 31, 2001
                                   (UNAUDITED)

                                        Preferred
                                          Stock                      Common Stock
                                        Number of      Preferred       Number of        Common       Additional Paid    Accumulated
                                          Shares         Stock          Shares           Stock          in Capital         Deficit
                                       ------------   ------------   ------------    ------------      ------------   -------------
Balance February 28, 2001                     2,074   $         21     36,276,130    $    362,761      $ 18,274,977   $(20,920,039)
Net Loss for the Three Months Ended
      May 31, 2001                               --             --             --              --                --       (166,583)
                                       ------------   ------------   ------------    ------------      ------------   ------------
Balance May 31, 2001                          2,074   $         21   36,276,130 $         362,761      $ 18,274,977   $(21,086,622)
                                       ============   ============   ============    ============      ============   ============

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                        Common                                       Weighted
                        Stock                                        Average
                    $.01 Par Value       Common      Number of      Number of
                      Issued and         Stock         Shares         Shares
                     Outstanding      Equivalents   Outstanding    Outstanding
                    --------------   ------------   -----------    -----------
March 2001            36,276,130           -         36,276,130
April 2001            36,276,130           -         36,276,130
May 2001              36,276,130           -         36,276,130     36,276,130

                          MEDISCIENCE TECHNOLOGY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


         Legal and Professional Fees             $       201,350
         Research and Development                      1,003,232
         Salaries and Wages                            1,025,083
         Other                                            47,620
                                                 ---------------
                    Total                        $     2,277,285
                                                 ===============

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------



The Company is engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy to distinguish between pre- malignant, malignant, and normal or benign tissue. Both pre-clinical and clinical study results support the Company's belief that its proprietary technology, when fully developed, will be a useful and commercially viable adjunct to the physician for screening and diagnosis of cancer.

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

Until July, 1998, the Company provided annual funding grants to the Mediphotonics Laboratory of the City University of New York in accordance with a budget of activities and expenditures negotiated between the Company and the University. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days prior written notice. The contract with CUNY was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October, 1998 extension. The Company plans to resume its support of relevant programs when, and if, current fund raising efforts are successful.

In April, 1999, the Company and the City University initiated a joint effort with Sarnoff Corporation of Princeton NJ for the purpose of developing a commercial imaging system based on the Company's technology, and on the engineering background and expertise, and certain proprietary technology of Sarnoff.

In November, 1999, Frank S. Castellana, M.D., Eng. Sc. D. joined its executive team as President and Chief Executive Officer, effective February 1, 2000. The Company announced that it was seeking investment partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection. Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana voluntarily terminated his employment agreement and additionally waived all salary to that date. He felt that he could not satisfy the Company's needs and choose to step aside. Dr. Castellana now has a full time consulting business and the Company expects to use his consulting services in the future.

Effective July 9th 2001 Peter Katevatis, Esq. Chairman CEO on behalf of the Company entered into an employment relationship with Mr. Sidney Braginsky as the new President and COO. Mr. Braginsky was formerly with OLYMPUS OPTICAL LTD for 27 years most recently as President CEO of OLYMPUS AMERICA, Inc., the Olympus US subsidiary. OLYMPUS LTD. is a multi-national corporation headquartered in Tokyo Japan and a world leader in microscopes, endoscopes, automatic blood and fluid chemistry analyzers measuring research, industrial and consumer products. The Company will seek investment and/or corporate partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection. Mr. Braginsky is a present board member of, NOVEN Pharmaceuticals, REDOX Pharmaceuticals, ELECTRO-OPTICAL SYSTEMS, Inc., ESTEK CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory.

On June 14, 2001 Peter Katevatis, Esq. Chairman CEO entered into an agreement with Drexel University, a Pennsylvania non-profit institution of higher education wherein the parties agreed to explore a mutually satisfactory arrangement or collaboration to develop uses for Mediscience's technology in the field of fluorescence medical imaging. Drexel's successful efforts leading to such funding would provide Drexel with compensation and/or equity interest from Mediscience.

The principal issue currently facing the Company is a lack of the financial resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets; the resolution of this issue is the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.

Two important derivative issues relate to the Company's research and licensing agreements with the City University of New York. The Company has an outstanding financial obligation to the University for work conducted during the period August 1997 through July 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. In October 2000, the Company and the City University entered into a second agreement, which further extended the time for payment until October 31, 2001. The time period for negotiating a minimum royalty agreement on certain patents, which have or will pass the five-year period for commercialization, was also extended until October 31, 2001. While we are actively working to negotiate additional time extensions there is no guarantee that we will be successful, and if so, that any subsequent agreements will be on terms favorable to the Company. In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty Agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. As of the date of this filing, nine patents for which the Company has an exclusive license from the Research Foundation have passed the five-year commercialization window. The Company has negotiated with the Research Foundation and extended the period of exclusivity for this intellectual property. If the Company is unsuccessful in future negotiations, it could lose rights to several of its key patents. The Company holds and totally owns certain patents independent of CUNY that are not so affected which are seminal to its basic technology.

We believe that the Company is eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program (which allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss
(NOL) carryover to any corporate taxpayer in the state for at least 75% of the tax benefits) through the sale of its New Jersey Net Operating Loss carryover. On June 28, 2000, the Company submitted an application for benefits under this program. This application was approved and the Company received $237,556 in net proceeds from the sale. The Company has applied again as of June 25, 2001 and continues in its belief that it is eligible for participation in this program. It is our intention to use any proceeds derived to fully fund the payment of our obligation to the City University and to support other relevant development activity. The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer to purchase the NOL.

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

                                     MEDISCIENCE TECHNOLOGY CORP.
                                            (REGISTRANT)







DATE: July 12, 2001                  By:
     ---------------------                /s/ Peter Katevatis
                                          ---------------------------
                                          PETER KATEVATIS
                                          Chairman/CEO


                                     By:  /s/ John M. Kennedy
                                          ---------------------------
                                          JOHN M. KENNEDY
                                          Treasurer
                                          Chief Accounting Officer