Form 10QSB/A
period 2001-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2001-10-15
CIK 64647

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
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No  __

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
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 2001
                                  ------------

                                      INDEX
                                      -----

                                                                   PAGE
                                                                   ----
PART I.     Financial Information

Item 1.     Consolidated Financial Statements

            Balance Sheets as at May 31, 2001 (Unaudited)
            and February 28, 2001 (Audited)                         1

            Statement of Operations for the Quarter ended
            May 31, 2001 (Unaudited) and May 31, 2000
            (Unaudited)                                             2

            Statement of Cash Flows for the Period ended
            May 31, 2001 (Unaudited) and May 31, 2000
            (Unaudited)                                             3

            Statement of Stockholders' Deficiency for the
            Period ended May 31, 2001 (Unaudited)                   4

            Statement of Stockholders' Deficiency for the
            Period Ended May 31, 2000 (Unaudited)                   5

            Exhibit to Statements of Operations                     6

            Notes to Financial Statements                           7

Item 2.     Management's Plan of Operation                         8-9

PART II.    Other Information                                       10

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to Vote of Security
            Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                        May 31, 2001        February 28, 2001
                                                                         (Unaudited)            (Audited)
                                                                      -----------------     ------------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                       $           1,334     $            7,120
      Other Assets                                                                    -                      -
                                                                      -----------------     ------------------
           Total Current Assets                                                   1,334                  7,120
                                                                      -----------------     ------------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation $200,055
        May 31, 2001; $199,178 - February 28, 2001                                3,922                  4,800
                                                                      -----------------     ------------------

TOTAL ASSETS                                                          $           5,256     $           11,920
------------                                                          =================     ==================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable                                                $          10,050     $           14,943
      Other Accrued Liabilities                                               2,277,285              2,127,028
      Officer and Other Loans                                                   166,784                152,229
                                                                      -----------------     ------------------
           Total Current Liabilities                                          2,454,119              2,294,200
                                                                      -----------------     ------------------
STOCKHOLDERS' DEFICIENCY
------------------------
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                          21                     21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,276,130 Shares                        362,761                362,761
      Additional Paid-in Capital                                             18,274,977             18,274,977
      Accumulated Deficit                                                   (21,086,622)           (20,920,039)
                                                                      -----------------     ------------------
           Total Stockholders' Deficiency                                    (2,448,863)            (2,282,280)
                                                                      -----------------     ------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                          $           5,256     $           11,920
--------------------------------------------                          =================     ==================


                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                           ------------
                                                       2001            2000
                                                       ----            ----

Net Sales                                          $       --      $       --
Cost of Sales                                              --              --
                                                   ------------    ------------
      Gross Profit                                         --              --
General and Administrative Expense                      159,514         174,606
Product Development Expense                                --              --
Advertising, Travel and Marketing                         7,136          18,418
                                                   ------------    ------------
      Total Expenses                                    166,650         193,024
                                                   ------------    ------------
Other Income                                                 67             224
                                                   ------------    ------------
Net Loss                                           $   (166,583)   $   (192,800)
                                                   ============    ============
Net Loss Per Common Share, Basic and Diluted       $      (0.01)   $      (0.01)
                                                   ============    ============
Weighted Average Number of Shares
  of Common Stock Outstanding                        36,276,130      36,092,797
                                                   ============    ============


                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                          2001                 2000
                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                         $(166,583)            $(192,800)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                      878                   947
                                                                       ---------             ---------
           Subtotal                                                     (165,705)             (191,853)

      Changes in Assets and Liabilities:
            Increase (Decrease) in Accounts Payable                       (4,893)               (2,334)
            Increase (Decrease) in Other Accrued Liabilities             150,257                91,194
            Increase (Decrease) In Officer and Other Loans                14,555                   618
                                                                       ---------             ---------
                Net Cash Flows (Used for) Operating Activities            (5,786)             (102,375)
                                                                       ---------             ---------

CASH FLOWS  FROM INVESTING ACTIVITIES                                       --                    --
-------------------------------------                                  ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Proceeds from Issuance of Common Stock                                --                 102,500
                                                                       ---------             ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (5,786)                  125
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                                    7,120                17,066
                                                                       ---------             ---------
      Ending Balance                                                   $   1,334             $  17,191
                                                                       =========             =========


                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE THREE MONTHS ENDED MAY 31, 2001
                                   (UNAUDITED)

                                              Preferred
                                                Stock                              Common Stock
                                              Number of          Preferred           Number of
                                                Shares             Stock              Shares
                                            --------------    ---------------   -------------------
Balance February 28, 2001                            2,074    $            21            36,276,130
Net Loss for the Three Months Ended
      May 31, 2001                                    --             --                     --
                                            --------------    ---------------   -------------------
Balance May 31, 2001                                 2,074    $            21            36,276,130
                                            ==============    ===============   ===================


                                                 Common         Additional Paid       Accumulated
                                                 Stock            in Capital            Deficit
                                            ----------------   -----------------  --------------------
Balance February 28, 2001                   $        362,761   $      18,274,977  $        (20,920,039)
Net Loss for the Three Months Ended
      May 31, 2001                                    --              --                      (166,583)
                                            ----------------   -----------------  --------------------
Balance May 31, 2001                        $        362,761   $      18,274,977  $        (21,086,622)
                                            ================   =================  ====================

                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE THREE MONTHS ENDED MAY 31, 2000
                                   (UNAUDITED)


                                            Preferred
                                              Stock                      Common Stock
                                            Number of     Preferred       Number of
                                             Shares         Stock          Shares
                                           ---------    ------------   -------------
Balance February 29, 2000                     2,074      $       21      35,976,130
Issuance of Stock for Cash                     --              --           150,000
Issuance of Stock for Services                 --              --           100,000
Net Loss for the Three Months Ended
      May 31, 2000                             --              --              --
                                         ----------      ----------      ----------
Balance May 31, 2000                          2,074      $       21      36,226,130
                                         ==========      ==========      ==========


                                            Common        Additional Paid     Accumulated
                                            Stock           in Capital          Deficit
                                        -------------     --------------    ---------------
Balance February 29, 2000                $    359,761      $ 18,215,977      $(20,588,721)
Issuance of Stock for Cash                      1,500            36,000              --
Issuance of Stock for Services                  1,000            64,000              --
Net Loss for the Three Months Ended
      May 31, 2000                               --                --            (192,800)
                                         ------------      ------------      ------------
Balance May 31, 2000                     $    362,261      $ 18,315,977      $(20,781,521)
                                         ============      ============      ============

               "See Accompanying Notes to Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

                   Common                                              Weighted
                   Stock                                               Average
               $.01 Par Value        Common          Number of         Number of
                 Issued and          Stock             Shares           Shares
                Outstanding       Equivalents       Outstanding       Outstanding
               --------------    --------------    -------------    ---------------
March 2001      36,276,130            --             36,276,130
April 2001      36,276,130            --             36,276,130
May 2001        36,276,130            --             36,276,130        36,276,130

                          MEDISCIENCE TECHNOLOGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (UNAUDITED)


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

           These financial statements should be read in conjunction with the Company's most recent audited financial statements dated February 28, 2001.

NOTE 2     OTHER ACCRUED LIABILITIES
------     -------------------------

           Other accrued liabilities consist of the following:


                                            May 31, 2001    February 28, 2001
                                            ------------    -----------------
           Legal and Professional Fees      $    201,350    $         180,100
           Research and Development            1,003,232              962,399
           Salaries and Wages                  1,025,083              943,833
           Other                                  47,620               40,696
                                            ------------    -----------------
                      Total                 $  2,277,285    $       2,127,028
                                            ============    =================

                         MANAGEMENT'S PLAN OF OPERATION


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


                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)


DATE:   October 15, 2001             By: /s/ Peter Katevatis
     -----------------------             ----------------------------------
                                         PETER KATEVATIS
                                         Chairman/CEO

                                     By: /s/ John M. Kennedy
                                         ----------------------------------
                                         JOHN M. KENNEDY
                                         Treasurer
                                         Chief Accounting Officer