Form 10QSB
period 2001-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2001-10-15
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended August 31, 2001 Commission File Number  0-7405

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
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2001.

Title of Class                                Number of Shares Outstanding
--------------                                ----------------------------

Common Stock, par value
$.01 per share                                        36,676,130

Preferred Stock, par value
$.01 per share                                             2,074

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 2001
                                 ---------------

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as at August 31, 2001 (Unaudited)
         and February 28, 2001 (Audited)                                    1

         Consolidated Statement of Operations for the Six Months Ended
         August 31, 2001 (Unaudited) and August 31, 2000 (Unaudited)        2

         Consolidated Statement of Cash Flows for the Six Months Ended
         August 31, 2001 (Unaudited) and August 31, 2000 (Unaudited)        3

         Consolidated Statement of Stockholders' Deficiency for the Six
         Months Ended August 31, 2001 (Unaudited)                           4

         Consolidated Statement of Stockholders' Deficiency for the Six
         Months Ended August 31, 2000 (Unaudited)                           5

         Exhibit to Statements of Operations                                6

         Notes to Financial Statements                                      7

Item 2.  Management's Plan of Operation                                    8-9

PART II. Other Information                                                 10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                           MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                         August 31, 2001        February 28, 2001
                                                                           (Unaudited)             (Audited)
                                                                          -------------           ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                           $      6,155            $      7,120
      Other Assets                                                                --                      --
                                                                          ------------            ------------
                  Total Current Assets                                           6,155                   7,120
                                                                          ------------            ------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation $200,933 -
       August 31, 2001; $199,178 - February 28, 2001                             3,044                   4,800
                                                                          ------------            ------------

TOTAL ASSETS                                                              $      9,199            $     11,920
------------                                                              ============            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable                                                    $      2,951            $     14,943
      Other Accrued Liabilities                                              2,397,587               2,127,028
      Officer and Other Loans                                                  167,044                 152,229
                                                                          ------------            ------------
                  Total Current Liabilities                                  2,567,582               2,294,200
                                                                          ------------            ------------
STOCKHOLDERS' DEFICIENCY
------------------------
      Preferred Stock - $.01 Par Value; Authorized
       50,000 Shrs; Outstanding 2,074 Shrs;
       (Preference on Liquidation $20,740)                                          21                      21
      Common Stock $.01 Par Value, Authorized
       39,950,000 Shares; Outstanding 36,676,130 Shares                        366,761                 362,761
      Additional Paid-in Capital                                            18,315,977              18,274,977
      Accumulated Deficit                                                  (21,241,142)            (20,920,039)
                                                                          ------------            ------------
                  Total Stockholders' Deficiency                            (2,558,383)             (2,282,280)
                                                                          ------------            ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                              $      9,199            $     11,920
--------------------------------------------                              ============            ============


                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (UNAUDITED)

                                                          SIX MONTHS                            THREE MONTHS
                                               --------------------------------        ---------------------------------
                                                   2001                2000              2001                2000
                                                   ----                ----              ----                ----
Net Sales                                      $       --          $       --          $       --          $       --

Cost of Sales                                          --                  --                  --                  --
                                               ------------        ------------        ------------        ------------

   Gross Profit                                                                                --                  --

General and Administrative Expense                  287,223             362,224             127,709             187,618
Product Development Expense                            --                  --                  --                  --
Advertising, Travel and Marketing                    34,005              35,541              26,869              17,123
                                               ------------        ------------        ------------        ------------

   Total Expenses                                   321,228             397,765             154,578             204,741
                                               ------------        ------------        ------------        ------------

Other Income                                            125                 388                  58                 164
                                               ------------        ------------        ------------        ------------

Net Loss                                       $   (321,103)       $   (397,377)       $   (154,520)       $   (204,577)
                                               ============        ============        ============        ============

Net Loss Per Common Share, Basic
  and Diluted                                  $       (.01)       $       (.01)       $       (.01)       $       (.01)
                                               ============        ============        ============        ============

Weighted Average Number of Shares
  of Common Stock Outstanding                    36,409,463          36,159,463          36,542,797          36,226,130
                                               ============        ============        ============        ============


          "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                        2001                   2000
                                                                        ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net Loss                                                          $(321,103)             $(397,377)
   Adjustment for Item Not Requiring Cash Outlay
        Depreciation                                                     1,756                  1,894
        Stock Issued for Services                                         --                   65,000
                                                                     ---------              ---------
        Subtotal                                                      (319,347)              (330,483)

   Changes in Assets and Liabilities:
        Decrease in Other Assets                                          --                   20,191
        Increase (Decrease) in Accounts Payable                        (11,992)                (1,586)
        Increase (Decrease) in Other Accrued Liabilities               270,559                259,886
        Increase (Decrease) In Officer and Other Loans                  14,815                  1,237
                                                                     ---------              ---------
             Net Cash Flows (Used for) Operating Activities            (45,965)               (50,755)
                                                                     ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                     --
------------------------------------                                 ---------              ---------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

   Proceeds from Issuance of Common Stock                               45,000                 37,500
                                                                     ---------              ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (965)               (13,255)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

   Beginning Balance                                                     7,120                 17,066
                                                                     ---------              ---------
   Ending Balance                                                    $   6,155              $   3,811
                                                                     =========              =========

          "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

                                         Preferred
                                          Stock                         Common Stock
                                         Number of       Preferred        Number of
                                          Shares           Stock            Shares
                                       ------------     ------------    ---------------
Balance February 28, 2001                   2,074        $       21       36,276,130

Issuance of Stock for Cash                400,000

Net Loss for the Six Months Ended
    August 31, 2001                          --                --               --
                                       ----------        ----------       ----------
Balance August 31, 2001                     2,074        $       21       36,676,130
                                       ==========        ==========       ==========


                                         Common      Additional Paid      Accumulated
                                          Stock        in Capital           Deficit
                                     --------------  ---------------     --------------
Balance February 28, 2001             $    362,761     $ 18,274,977      $(20,920,039)

Issuance of Stock for Cash                   4,000           41,000                --

Net Loss for the Six Months Ended
    August 31, 2001                           --               --            (321,103)
                                      ------------     ------------      ------------
Balance August 31, 2001               $    366,761     $ 18,315,977      $(21,241,142)
                                      ============     ============      ============

               "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000
                                   (UNAUDITED)

                                         Preferred
                                          Stock                       Common Stock
                                         Number of    Preferred        Number of
                                          Shares        Stock            Shares
                                       ------------  ------------   ---------------
Balance February 29, 2000                  2,074           $21          35,976,130

Issuance of Stock for Cash                   -              -            150,000

Issuance of Stock for Services               -              -            100,000

Net Loss for the Six Months Ended
   August 31, 2000                           -              -               -
                                       ------------  ------------   ---------------
Balance August 31, 2000                   2,074           $21          36,226,130
                                       ============  ============   ===============


                                         Common       Additional Paid      Accumulated
                                          Stock         in Capital           Deficit
                                      --------------  ---------------   ------------------
Balance February 29, 2000                $359,761         $18,215,977       $(20,588,721)

Issuance of Stock for Cash                1,500              36,000               -

Issuance of Stock for Services            1,000              64,000               -

Net Loss for the Six Months Ended
   August 31, 2000                          -                  -              (397,377)
                                      --------------   --------------   ------------------
Balance August 31, 2000                 $362,261         $18,315,977       $(20,986,098)
                                      ==============   ==============   ==================

                "See Accompanying Notes to Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING



                     Common Stock
                    $.01 Par Value                                  Number of             Weighted Average
                      Issued and             Common Stock             Shares              Number of Shares
                     Outstanding             Equivalents           Outstanding              Outstanding
                  -------------------       ---------------      -----------------       -------------------
 March 2001           36,276,130                  -                 36,276,130

 April 2001           36,276,130                  -                 36,276,130

  May 2001            36,276,130                  -                 36,276,130

 June 2001            36,276,130                  -                 36,276,130

 July 2001            36,676,130                  -                 36,676,130

August 2001           36,676,130                  -                 36,676,130               36,409,463

                          MEDISCIENCE TECHNOLOGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
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

        These financial statements should be read in conjunction with the Company's most recent audited financial statements dated February 28, 2001.

NOTE 2  OTHER ACCRUED LIABILITIES
------  -------------------------

        Other accrued liabilities consist of the following:

                                         August 31, 2001    February 28, 2001
                                         ---------------    -----------------
        Legal and Professional Fees        $  230,100          $  180,100
        Research and Development            1,044,065             962,399
        Salaries and Wages                  1,075,083             943,833
        Other                                  48,339              40,696
                                           ----------          ----------
                Total                      $2,397,587          $2,127,028
                                           ==========          ==========

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

We believe that the Company is eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program (which allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss
(NOL) carryover to any corporate taxpayer in the state for at least 75% of the tax benefits) through the sale of its New Jersey Net Operating Loss carryover. On June 28, 2000, the Company submitted an application for benefits under this program. This application was approved and the Company received $237,556 in net proceeds from the sale. The Company has applied again as of June 25, 2001 and continues in its belief that it is eligible for participation in this program. It is our intention to use any proceeds derived to fully fund the payment of our obligation to the City University and to support other relevant development activity. The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer to purchase the NOL. On September 27, 2001 Peter Katevatis successfully re-negotiated this percentage increasing it from 83.3% to 87.3%.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1. Legal Proceedings
        -----------------

        None

Item 2. Changes in Securities
        --------------------

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

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)



DATE:  October 15, 2001              By:  /s/ Peter Katevatis
     ---------------------------        ------------------------------------
                                              PETER KATEVATIS
                                              Chairman/CEO

                                     By: /s/  John M. Kennedy
                                        ------------------------------------
                                              JOHN M. KENNEDY
                                              Treasurer
                                              Chief Accounting Officer