Form 10QSB/A
period 2001-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2002-01-11
CIK 64647

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2001.

     Title of Class                           Number of Shares Outstanding
     --------------                           ----------------------------
Common Stock, par value
$.01 per share                                          36,856,130
Preferred Stock, par value                                   2,074
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 2001


                                      INDEX


                                                                        PAGE
PART I.      Financial Information
Item 1.      Consolidated Financial Statements
             Consolidated Balance Sheets as at August 31, 2001
             (Unaudited) and February 28, 2001 (Audited)                  1

             Consolidated Statement of Operations for the Six
             Months Ended August 31, 2001 (Unaudited) and August
             31, 2000 (Unaudited)                                         2

             Consolidated Statement of Cash Flows for the Six
             Months Ended August 31, 2001 (Unaudited) and August
             31, 2000 (Unaudited)                                         3

             Consolidated Statement of Stockholders' Deficiency for
             the Six Months Ended August 31, 2001 (Unaudited)             4

             Consolidated Statement of Stockholders' Deficiency for
             the Six Months Ended August 31, 2000 (Unaudited)             5

             Exhibit to Statements of Operations                          6

             Notes to Financial Statements                                7

Item 2.      Management's Plan of Operation                             8 - 9

PART II.     Other Information                                           10

Item 1.      Legal Proceedings
Item 2.      Changes in Securities
Item 3.      Defaults Upon Senior Securities
Item 4.      Submission of Matters to Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED BALANCE SHEETS (AMENDED)


                                     ASSETS
                                     ------

                                                                 August 31, 2001   February 28, 2001
                                                                   (Unaudited)        (Audited)
                                                                  ------------       ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                   $      6,155       $      7,120
      Other Assets                                                          --                 --
                                                                  ------------       ------------
           Total Current Assets                                          6,155              7,120
                                                                  ------------       ------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation $200,933 -
        August 31, 2001; $199,178 - February 28, 2001                    3,044              4,800
                                                                  ------------       ------------

TOTAL ASSETS                                                      $      9,199       $     11,920
------------                                                      ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
-------------------
      Accounts Payable                                            $      2,951       $     14,943
      Other Accrued Liabilities                                      2,233,704          2,127,028
      Officer and Other Loans                                          167,044            152,229
                                                                  ------------       ------------
           Total Current Liabilities                                 2,403,699          2,294,200
                                                                  ------------       ------------
STOCKHOLDERS' DEFICIENCY
------------------------
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                 21                 21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,856,130 Shares               368,561            362,761
      Additional Paid-in Capital                                    18,374,177         18,274,977
      Accumulated Deficit                                          (21,137,259)       (20,920,039)
                                                                  ------------       ------------
           Total Stockholders' Deficiency                           (2,394,500)        (2,282,280)
                                                                  ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                      $      9,199       $     11,920
--------------------------------------------                      ============       ============




                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENT OF OPERATIONS (AMENDED)
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (UNAUDITED)


                                                  SIX MONTHS                           THREE MONTHS
                                        -------------------------------       -------------------------------
                                            2001               2000               2001               2000
                                            ----               ----               ----               ----
Net Sales                               $         --       $         --       $         --       $         --
Cost of Sales                                     --                 --                 --                 --
                                        ------------       ------------       ------------       ------------
      Gross Profit                                --                 --
General and Administrative Expense           183,340            362,224             23,826            187,618
Product Development Expense                       --                 --                 --                 --
Advertising, Travel and Marketing             34,005             35,541             26,869             17,123
                                        ------------       ------------       ------------       ------------
      Total Expenses                         217,345            397,765             50,695            204,741
                                        ------------       ------------       ------------       ------------
Other Income                                     125                388                 58                164
                                        ------------       ------------       ------------       ------------
Net Loss                                $   (217,220)      $   (397,377)      $    (50,637)      $   (204,577)
                                        ============       ============       ============       ============
Net Loss Per Common Share, Basic
    and Diluted                         $       (.01)      $       (.01)      $       (.01)      $      (0.01)
                                        ============       ============       ============       ============
Weighted Average Number of Shares
  of Common Stock Outstanding             36,469,463         36,159,463         36,662,797         36,226,130
                                        ============       ============       ============       ============



                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                       2001            2000
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                      $(217,220)      $(397,377)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                 1,756           1,894
           Stock Issued for Services                                   60,000          65,000
                                                                    ---------       ---------
           Subtotal                                                  (155,464)       (330,483)
      Changes in Assets and Liabilities:
           Decrease in Other Assets                                        --          20,191
           Increase (Decrease) in Accounts Payable                    (11,992)         (1,586)
           Increase (Decrease) in Other Accrued Liabilities           106,676         259,886
           Increase (Decrease) In Officer and Other Loans              14,815           1,237
                                                                    ---------       ---------
                Net Cash Flows (Used for) Operating Activities        (45,965)        (50,755)
                                                                    ---------       ---------

CASH FLOWS  FROM INVESTING ACTIVITIES                                      --              --
-------------------------------------                               ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Issuance of Common Stock                           45,000          37,500
                                                                    ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (965)        (13,255)
                                                                                    ---------
CASH AND CASH EQUIVALENTS
      Beginning Balance                                                 7,120          17,066
                                                                    ---------       ---------
      Ending Balance                                                $   6,155       $   3,811
                                                                    =========       =========



                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (AMENDED)
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

                                          Preferred
                                            Stock                     Common Stock
                                          Number of     Preferred       Number of       Common      Additional Paid   Accumulated
                                           Shares         Stock          Shares         Stock         in Capital        Deficit
                                         -----------   ------------   ------------   ------------   ---------------   ------------
Balance February 28, 2001                      2,074   $         21     36,276,130   $    362,761   $ 18,274,977      $(20,920,039)
Issuance of Stock for Cash and Services           --             --        580,000          5,800         99,200                --
Net Loss for the Six Months Ended
      August 31, 2001                             --             --             --             --             --          (217,220)
                                         -----------   ------------   ------------   ------------   ------------      ------------
Balance August 31, 2001                        2,074   $         21     36,856,130   $    368,561   $ 18,374,177      $(21,137,259)
                                         ===========   ============   ============   ============   ============      ============




                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000
                                   (UNAUDITED)

                                          Preferred
                                            Stock                     Common Stock
                                          Number of     Preferred       Number of       Common      Additional Paid   Accumulated
                                           Shares         Stock          Shares         Stock         in Capital        Deficit
                                         -----------   ------------   ------------   ------------   ---------------   ------------
Balance February 29, 2000                      2,074   $         21     35,976,130   $    359,761   $ 18,215,977   $(20,588,721)
Issuance of Stock for Cash                        --             --        150,000          1,500         36,000             --
Issuance of Stock for Services                    --             --        100,000          1,000         64,000             --
Net Loss for the Six Months Ended
      August 31, 2000                             --             --             --             --             --       (397,377)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance August 31, 2000                        2,074   $         21     36,226,130   $    362,261   $ 18,315,977   $(20,986,098)
                                        ============   ============   ============   ============   ============   ============





                "See Accompanying Notes to Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                    (AMENDED)

                     Common                                                  Weighted
                     Stock                                                   Average
                 $.01 Par Value         Common           Number of          Number of
                   Issued and           Stock              Shares             Shares
                  Outstanding        Equivalents        Outstanding        Outstanding
               ------------------   --------------    ----------------  ------------------
March 2001         36,276,130             -              36,276,130
April 2001         36,276,130             -              36,276,130
May 2001           36,276,130             -              36,276,130
June 2001          36,276,130             -              36,276,130
July 2001          36,856,130             -              36,856,130
August 2001        36,856,130             -              36,856,130         36,469,463


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

           These financial statements should be read in conjunction with the Company's most recent audited financial statements dated February 28, 2001.

NOTE 2     OTHER ACCRUED LIABILITIES
------     -------------------------

           Other accrued liabilities consist of the following:


                                   August 31, 2001      February 28, 2001
                                   ---------------      -----------------
Legal and Professional Fees          $  230,100            $  180,100
Research and Development              1,044,065               962,399
Salaries and Wages                      925,000               943,833
Other                                    34,539                40,696
                                     ----------            ----------
           Total                     $2,233,704            $2,127,028
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

Effective July 9th 2001 Peter Katevatis, Esq. Chairman CEO on behalf of the Company entered into a three year employment relationship with Mr. Sidney Braginsky as the new President and COO. Mr. Braginsky was formerly with OLYMPUS OPTICAL LTD for 27 years most recently as President CEO of OLYMPUS AMERICA, Inc., the Olympus US subsidiary. OLYMPUS LTD. is a multi-national corporation headquartered in Tokyo Japan and a world leader in microscopes, endoscopes, automatic blood and fluid chemistry analyzers measuring research, industrial and consumer products. The Company will seek investment and/or corporate partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection. Mr. Braginsky is a present board member of, NOVEN Pharmaceuticals, REDOX Pharmaceuticals, ELECTRO-OPTICAL SYSTEMS, Inc., ESTEK CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory.

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

We believe that the Company is eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program (which allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss
(NOL) carryover to any corporate taxpayer in the state for at least 75% of the tax benefits) through the sale of its New Jersey Net Operating Loss carryover. On June 28, 2000, the Company submitted an application for benefits under this program. This application was approved and the Company received $237,556 in net proceeds from the sale. The Company has applied again as of June 25, 2001 and continues in its belief that it is eligible for participation in this program. It is our intention to use any proceeds derived to fully fund the payment of our obligation to the City University and to support other relevant development activity. The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer to purchase the NOL. On September 27, 2001 Peter Katevatis successfully re-negotiated this percentage increasing it from 83.3% to 87.0%.

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           8-K Report filed July 25, 2001, effective July 9, 2001. Registrant entered into an employment agreement with Mr. Sidney Braginsky as President COO of the Company.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         MEDISCIENCE TECHNOLOGY CORP.
                                         ----------------------------
                                                 (REGISTRANT)


DATE: January 11, 2002                   By:   /s/ Peter Katevatis
      ----------------                         -------------------------
                                               PETER KATEVATIS
                                               Chairman/CEO


                                         By:   /s/ John M. Kennedy
                                               -------------------------
                                               JOHN M. KENNEDY
                                               Treasurer
                                               Chief Accounting Officer