Form 10QSB
period 2001-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2002-01-11
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended November 30, 2001  Commission File Number  0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2001.


            Title of Class                    Number of Shares Outstanding
            --------------                    ----------------------------
        Common Stock, par value                        36,926,870
           $.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                NOVEMBER 30, 2001


                                      INDEX
                                      -----


                                                                          PAGE
                                                                          ----
PART I.   Financial Information
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as at November 30, 2001
          (Unaudited) and February 28, 2001 (Audited)                       1
          Consolidated Statement of Operations for the Nine and
          Three Months Ended November 30, 2001 (Unaudited) and
          November 30, 2000 (Unaudited)                                     2
          Consolidated Statement of Cash Flows for the Nine
          Months Ended November 30 , 2001 (Unaudited) and
          November 30, 2000 (Unaudited)                                     3
          Consolidated Statement of Stockholders' Deficiency for
          the Nine Months Ended November 30, 2001 (Unaudited)               4
          Consolidated Statement of Stockholders' Deficiency for
          the Nine Months Ended November 30, 2000 (Unaudited)               5
          Exhibit to Statements of Operations                               6
          Notes to Financial Statements                                     7
Item 2.   Management's Plan of Operation                                  8 - 9
PART II.  Other Information                                                10
Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                November 30, 2001  February 28, 2001
                                                                   (Unaudited)        (Audited)
                                                                  ------------       ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                             --       $      7,120
      Other Assets                                                          --                 --
                                                                  ------------       ------------
           Total Current Assets                                             --              7,120
                                                                  ------------       ------------
PROPERTY, PLANT AND EQUIPMENT
                                                                                     ------------
      Net of Accumulated Depreciation $201,811 -
        November 30, 2001; $199,178 - February 28, 2001                  2,167              4,800
                                                                  ------------       ------------

TOTAL ASSETS                                                      $      2,167       $     11,920
                                                                                     ------------
                                                                  ============       ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
      Accounts Payable                                            $     12,171       $     14,943
      Other Accrued Liabilities                                      2,392,414          2,127,028
      Officer and Other Loans                                          167,729            152,229
                                                                  ------------       ------------
           Total Current Liabilities                                 2,572,314          2,294,200
                                                                  ------------       ------------
STOCKHOLDERS' DEFICIENCY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                 --                 21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,926,870 Shares               369,269            362,761
      Additional Paid-in Capital                                    18,385,990         18,274,977
      Accumulated Deficit                                          (21,325,406)       (20,920,039)
                                                                  ------------       ------------
           Total Stockholders' Deficiency                           (2,570,147)        (2,282,280)
                                                                  ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                      $      2,167       $     11,920
--------------------------------------------                      ============       ============



                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                   NINE MONTHS                         THREE MONTHS
                                        -------------------------------       -------------------------------
                                            2001               2000               2001               2000
                                            ----               ----               ----               ----
Net Sales                               $         --       $         --       $         --       $         --
Cost of Sales                                     --                 --                 --                 --
                                        ------------       ------------       ------------       ------------
      Gross Profit                                --                 --
General and Administrative Expense           362,964            535,567             75,741            173,343
Product Development Expense                       --                 --                 --                 --
Advertising, Travel and Marketing             42,570             37,997              8,565              2,456
                                        ------------       ------------       ------------       ------------
      Total Expenses                         405,534            573,564             84,306            175,799
                                        ------------       ------------       ------------       ------------
Other Income                                     167                434                 42                 46
                                        ------------       ------------       ------------       ------------
Net Loss                                $   (405,367)      $   (573,130)      $    (84,264)      $   (175,753)
                                        ============       ============       ============       ============
Net Loss Per Common Share, Basic
    and Diluted                         $       (.01)      $       (.02)                $-       $      (0.01)
                                        ============       ============       ============       ============
Weighted Average Number of Shares
  of Common Stock Outstanding             36,606,212         36,181,686         36,879,710         36,226,130
                                        ============       ============       ============       ============


      Supplemental Disclosure

           In November 2001, Preferred Shareholders converted 1 share of Preferred for 10 shares of Common

                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                                   2001           2000
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                                  $(405,367)      $(573,130)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                             2,633           2,842
           Stock Issued for Services                                               72,500          65,000
                                                                                ---------       ---------
           Subtotal                                                              (330,234)       (505,288)
      Changes in Assets and Liabilities:
           Decrease (Increase) in Other Assets                                         --          20,191
           Increase (Decrease) in Accounts Payable                                 (2,772)         (5,334)
           Increase (Decrease) in Other Accrued Liabilities                       265,386         428,578
           Increase (Decrease) In Officer and Other Loans                          15,500           7,856
                                                                                ---------       ---------
                Net Cash Flows Provided by (Used for) Operating Activities        (52,120)        (53,997)


                                                                                ---------       ---------

CASH FLOWS  FROM INVESTING ACTIVITIES                                                  --              --
-------------------------------------                                           ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds from Issuance of Common Stock                                       45,000          37,500
                                                                                ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (7,120)        (16,497)
------------------------------------------------
CASH AND CASH EQUIVALENTS
      Beginning Balance                                                             7,120          17,066
                                                                                ---------       ---------
      Ending Balance                                                            $      --       $     569
                                                                                =========       =========



                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)

                                             Preferred
                                               Stock                      Common Stock
                                             Number of      Preferred       Number of    Common     Additional Paid   Accumulated
                                              Shares          Stock          Shares       Stock       in Capital        Deficit
                                           ------------   ------------   ------------  ------------  ------------    ------------
Balance February 28, 2001                         2,074   $         21     36,276,130  $    362,761  $ 18,274,977    $(20,920,039)
Conversion of Preferred Stock into Common        (2,074)           (21)        20,740           208          (187)             --
Issuance of Stock for Services                       --             --         50,000           500        12,000              --
Issuance of Stock for Cash and Services              --             --        580,000         5,800        99,200              --
Net Loss for the Nine Months Ended
      November 30, 2001                              --             --             --            --            --        (405,367)
                                           ------------   ------------   ------------  ------------  ------------    ------------
Balance November 30, 2001                            --   $         --     36,926,870  $    369,269  $ 18,385,990    $(21,325,406)
                                           ============   ============   ============  ============  ============    ============


                "See Accompanying Notes to Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000
                                   (UNAUDITED)



                                      Preferred
                                        Stock                   Common Stock
                                      Number of     Preferred     Number of      Common      Additional Paid    Accumulated
                                        Shares        Stock        Shares        Stock         in Capital         Deficit
                                    ------------  ------------  ------------  ------------    ------------     ------------
Balance February 29, 2000                  2,074  $         21    35,976,130  $    359,761    $ 18,215,977     $(20,588,721)
Issuance of Stock for Cash                    --            --       150,000         1,500          36,000               --
Issuance of Stock for Services                --            --       100,000         1,000          64,000               --
Net Loss for the Nine Months Ended
      November 30, 2000                       --            --            --            --              --         (573,130)
                                    ------------  ------------  ------------  ------------    ------------     ------------
Balance November 30, 2000                  2,074  $         21    36,226,130  $    362,261    $ 18,315,977     $(21,161,851)
                                    ============  ============  ============  ============    ============     ============






                "See Accompanying Notes to Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

                                                                           Weighted
                  Common Stock                                              Average
                 $.01 Par Value          Common          Number of         Number of
                   Issued and            Stock             Shares            Shares
                  Outstanding         Equivalents       Outstanding       Outstanding
               ------------------    --------------   ---------------- ------------------

March 2001         36,276,130              -             36,276,130
April 2001         36,276,130              -             36,276,130
May 2001           36,276,130              -             36,276,130
June 2001          36,276,130              -             36,276,130
July 2001          36,856,130              -             36,856,130
August 2001        36,856,130              -             36,856,130
September 2001     36,856,130              -             36,856,130
October 2001       36,856,130              -             36,856,130
November 2001      36,926,870              -             36,926,870        36,606,212


                          MEDISCIENCE TECHNOLOGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                   (UNAUDITED)


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

NOTE 2     OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:


                                  November 30, 2001       February 28, 2001
                                  -----------------       -----------------
Legal and Professional Fees          $  258,850              $  180,100
Research and Development              1,084,898                 962,399
Salaries and Wages                    1,011,333                 943,833
Other                                    37,333                  40,696
                                     ----------              ----------
           Total                     $2,392,414              $2,127,028
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

Pursuant to the terms of such agreement, Mr. Braginsky is to be paid $100,000 per annum. In addition, on the date of this Agreement, MDSC will grant to Employee an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of MDSC common stock. (i) 1,850,000 shares of MDSC Common Stock at option price of $.1.00 per share, and
(ii) 150,000 shares at $.25 per share. Sidney Braginsky's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the milestones are achieved. This option shall be effected as to any adjustment in the event of first round funding, stock splits, reverse stock splits, warrants, etc., excepting however contract rights, agreements anti-dilution rights, etc. (reflected in corporate SEC filings) in Peter Katevatis and Dr. Robert Alfano founders.

The five critical milestones (each, a "Critical Milestone") described in the Business Plan for Sidney Braginsky to accomplish with appropriate funding to the Company are:

     (i) preclinical toxicity studies within 9 months of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),

     (ii) device development and preclinical validation within 15 months of the Initial Funding Date,

     (iii)  phase I clinical trials within 24 months of the Initial Funding
            Date,

     (iv) phase 111 clinical trials and PMA submission to the FDA within 34-1/2 months of the Initial Funding Date and

     (v)    PMA approval within 36 months of the Initial Funding Date.

On June 14, 2001 Peter Katevatis, Esq. Chairman CEO entered into an agreement with Drexel University, a Pennsylvania non-profit institution of higher education wherein the parties agreed to explore a mutually satisfactory arrangement or collaboration to develop uses for Mediscience's technology in the field of fluorescence medical imaging. Drexel's successful efforts leading to such funding would provide Drexel with compensation and/or equity interest from Mediscience. This contract matter is in continued negotiations with outside counsel acting for Drexel.

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

The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer, Public Service Electric and Gas Co. of New Jersey to purchase the NOL. The Company applied again as of June 25, 2001 (second of three year Agreement). On September 27, 2001 Peter Katevatis, Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 the New Jersey Economic Development Authority advised that our (2nd) application for State fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. Under the negotiated terms of our agreement with PSE&G the Company expects to receive $241,867 in proceeds in January 2002.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Changes in Securities
           ---------------------

           As of November 30, 2001 Preferred Stock Shareholders converted Series A Preferred at the rate of ten (10) shares of Mediscience Common for each share of Preferred with a total issuance of 20,740 shares.

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