Form 10QSB/A
period 2001-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2002-06-17
CIK 64647

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

               1235 Folkestone Way, Cherry Hill, New Jersey 08034
 -------------------------------------------------------------------------------
(Address of principal executive offices)

(Registrant's telephone number, including area code)  856-428-7952
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
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                 AUGUST 31, 2001
                                 ---------------


                                      INDEX
                                      -----


                                                                          PAGE
                                                                          ----
PART I.   Financial Information
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as at August 31, 2001
          (Unaudited) and February 28, 2001 (Audited)                      1
          Consolidated Statement of Operations for the Six and
          three Months Ended August 31, 2001 (Unaudited) and
          August 31, 2000 (Unaudited)                                      2
          Consolidated Statement of Cash Flows for the Six
          Months Ended August 31, 2001 (Unaudited) and August
          31, 2000 (Unaudited)                                             3
          Exhibit to Statements of Operations                              4
          Notes to Financial Statements                                  5 - 9
Item 2.   Management's Plan of Operation                                10 - 12
PART II.  Other Information                                               13
Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED BALANCE SHEETS (AMENDED)
                      -------------------------------------

                                     ASSETS
                                     ------

                                                                            August 31, 2001         February 28, 2001
                                                                              (Unaudited)               (Audited)
                                                                              -----------               ---------
CURRENT ASSETS
      Cash                                                                     $     6,155              $    7,120
      Other Assets                                                                      --                      --
                                                                               -----------              ----------
           Total Current Assets                                                      6,155                   7,120
                                                                               -----------              ----------
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $200,933 -
        August 31, 2001; $199,178 - February 28, 2001                                3,044                   4,800
                                                                               -----------              ----------

TOTAL ASSETS                                                                       $ 9,199                 $11,920
                                                                               ===========              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
      Accounts Payable                                                         $     2,951              $   14,943
      Other Accrued Liabilities                                                  2,233,019               2,127,028
      Officer and Other Loans                                                      167,729                 152,229
                                                                               -----------              ----------
           Total Current Liabilities                                             2,403,699               2,294,200
                                                                               -----------              ----------
STOCKHOLDERS' DEFICIENCY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs;
        (Preference on Liquidation $20,740)                                             21                      21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,856,130 Shares - August 31, 2001;
        36,276,130 Shares - February 28,
        2001                                                                       368,561                 362,761
      Additional Paid-in Capital                                                18,390,177              18,274,977
      Accumulated Deficit                                                      (21,153,259)            (20,920,039)
                                                                               -----------              ----------
           Total Stockholders' Deficiency                                       (2,394,500)             (2,282,280)
                                                                               -----------              ----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                                   $     9,199              $   11,920
                                                                               ===========              ==========


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                 CONSOLIDATED STATEMENT OF OPERATIONS (AMENDED)
                 ----------------------------------------------
           FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
           -----------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                         SIX MONTHS                     THREE MONTHS
                                               ----------------------------     ---------------------------
                                                   2001            2000             2001           2000
                                                   ----            ----             ----           ----
Net Sales                                      $        --      $        --     $         --    $        --
Cost of Sales                                           --               --               --             --
                                               -----------      -----------     ------------    -----------
      Gross Profit                                                                        --             --
General and Administrative Expense                 199,340          362,224           39,826        187,618
Product Development Expense                           -              -             -              -
Advertising, Travel and Marketing                   34,005           35,541           26,869         17,123
                                               -----------      -----------     ------------    -----------
      Total Expenses                               233,345          397,765           66,695        204,741
                                               -----------      -----------     ------------    -----------
Other Income                                           125              388               58            164
                                               -----------      -----------     ------------    -----------
Net Loss                                       $  (233,220)     $  (397,377)    $    (66,637)   $  (204,577)
                                               ===========      ===========     ============    ===========
Net Loss Per Common Share, Basic
    and Diluted                                $      (.01)     $      (.01)    $      (.002)   %     (.006)
                                               ===========      ===========     ============    ===========
Weighted Average Number of Shares
  of Common Stock Outstanding                   36,469,463       36,159,463       36,662,797     36,226,130
                                               ===========      ===========     ============    ===========


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                 CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
                 ----------------------------------------------
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                      2001               2000
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                      $(233,220)        $(397,377)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                 1,756             1,894
           Stock Issued for Services                                   76,000            65,000
                                                                    ---------         ---------
           Subtotal                                                  (155,464)         (330,483)
      Changes in Assets and Liabilities:
           Decrease in Other Assets                                        --            20,191
           Increase (Decrease) in Accounts Payable                    (11,992)           (1,586)
           Increase (Decrease) in Other Accrued Liabilities           105,991           259,886
           Increase (Decrease) In Officer and Other Loans              15,500             1,237
                                                                    ---------         ---------
                Net Cash Flows Used for Operating Activities          (45,965)          (50,755)
                                                                    ---------         ---------

CASH FLOWS  FROM  INVESTING ACTIVITIES                                     --                --
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Issuance of Common Stock                           45,000            37,500
                                                                    ---------         ---------
DECREASE IN CASH                                                         (965)          (13,255)
CASH
      Beginning Balance                                                 7,120            17,066
                                                                    ---------         ---------
      Ending Balance                                                $   6,155         $   3,811
                                                                    =========         =========


         "See Accompanying Notes to Consolidated Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                       -----------------------------------
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                  ---------------------------------------------
                                    (AMENDED)
                                    ---------



                              Common                                             Weighted
                              Stock                                               Average
                          $.01 Par Value        Common         Number of        Number of
                            Issued and          Stock            Shares           Shares
                           Outstanding       Equivalents      Outstanding       Outstanding
                          --------------     -----------      -----------       -----------
March 2001                  36,276,130                --       36,276,130
April 2001                  36,276,130                --       36,276,130
May 2001                    36,276,130                --       36,276,130
June 2001                   36,276,130                --       36,276,130
July 2001                   36,856,130                --       36,856,130
August 2001                 36,856,130                --       36,856,130       36,469,463



                          Notes to Financial Statements

1.   Management Plans and Going Concern Matters

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

The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recover ability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to obtain capital resources to fund operations (ii) the Company's ability to create and implement a strategic business plan, and (iii) the Company's ability to generate sufficient cash from operations to meet its obligations.

2.   Nature of Operations and Basis of Presentation

The Company is engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy to distinguish between pre- malignant, malignant, and normal or benign tissue.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three and six month periods ended August 31, 2001 and 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

3.   Significant Accounting Policies

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

4.   Related Party Transactions

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

In January 1996, the Company elected a new President and Chief Executive Officer, Herbert L. Hugill. Mr. Katevatis remained Chairman and Treasurer of the Company. Accordingly, the employment agreement with Mr. Katevatis was amended effective March 1, 1996 providing for an annual salary of $100,000 per year for the next three years. In connection with this amendment, in March 1996, the Company issued 552,664 restricted shares of the Company's common stock of Mr. Katevatis, which was recorded as additional compensation expense in fiscal 1997 of $453,184. All other provisions of the agreement remained the same.

Pursuant to the terms of an employment agreement, Mr. Hugill, was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock, and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were cancelled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of August 31, 2001, no milestones have been achieved.

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

Legal services rendered by Mr. Katevatis amounted to $25,000 for the six months ended August 31, 2001 and 2000 and $12,500 for the three months ended August 31, 2001 and 2000. These amounts have been charged to operations.

In 2000 and 2001, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest and are to be repaid as soon as the Company raises additional funds. As of August 31, 2001 and February 28, 2001, the balance of the officer and other loans payable to Mr. Katevatis was $137,229 and $122,229, respectively. In fiscal 1999, the Company borrowed $25,000 from Tami Adelstein and issued Mr. Adelstein a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. The warrant was valued at $11,400 and was recorded as interest expense. The loan is due and payable by the Company without interest on or before August 12, 1999; thereafter, interest is payable at the rate of 1.5% per month. On August 12, 1999, the Company did not repay the note. On October 12, 1999, Peter Katevatis, advanced the funds for the repayment of the note and accrued interest to October 12, 1999.

In addition, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis home. Expenses recognized were $4,266 and $2,559 for the six months ended August 31, 2001 and 2000 and $3,713 and $2,563 for the three months ended August 31, 2001 and 2000.

On November 17, 1999, the Company entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana. Pursuant to the terms of such agreement, Dr. Castellana became the President and Chief Executive Officer of the Company and is to be paid $100,000 per annum. In addition, he was issued options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share and was issued a warrant to purchase up to 1,978,746 shares of the Company's common stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746 shares. The 150,000 shares vested upon his first day of work which was February 1, 2000. In connection with vesting on February 1, 2000, the Company recognized an expense of $98,079 which represented the fair market value of the warrant on the vesting date since the warrant was issued prior to the effective employment date. Dr. Castellana's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the milestones are achieved.

5.   Other Accrued Liabilities

Accrued liabilities consist of the following:


                                                  August 31,     February 28,
                                                  ----------     ------------
                                                    2001             2001
                                                    ----             ----

      Legal and professional fees                $  230,100       $  180,100
      Research and development                    1,212,815          962,399
      Salaries and wages                            756,250          943,833
      Other                                          33,854           40,696
                                                 ----------       ----------
                                                 $2,233,019       $2,127,028
                                                 ==========       ==========


Included in legal and professional fees as of August 31, 2001 and February 28, 2001 is $162,500 and $137,500, respectively, for legal services rendered by Mr. Katevatis (Note 4).

Included in research and development as of August 31, 2001 and February 28, 2001 is $716,984 and $635,318, respectively, owed to Dr. Alfano (Note 6) with respect to his consulting agreement.

Included in salaries and wages as of August 31, 2001 and February 28, 2001 is $906,333 and $806,333, respectively, owed to Mr. Katevatis and $168,750 and $137,500, respectively, owed to Mr. Castellana in accordance with their respective employment agreements.

6.   Commitments and Contingencies

In April 1992, the Company entered into a five year consulting agreement (the "Agreement") with Dr. Robert R. Alfano, a principal shareholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of such Agreement, Dr. Alfano is to be paid a consulting fee of not less that $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. In August 1999, the contract was extended to March 2007. All other provisions of the Agreement remained the same.

The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York ("CCNY") under a contract which is renewed annually. The Company has funded CCNY approximately $157,565 for the twelve-month periods ended May 31, 1999. The Company did not provide any funding during the three and six month periods ended August 31, 2001 and 2000.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid during the three and six month periods ended August 31, 2001 and 2000.

In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated form the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid during the three and six month periods ended August 31, 2001 and 2000.

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

In November, 1999, Frank S. Castellana, M.D., Eng. Sc. D. joined its executive team as President and Chief Executive Officer, effective February 1, 2000. The Company announced that it was seeking investment partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection. Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana voluntarily terminated his employment agreement. He felt that he could not satisfy the Company's needs and choose to step aside. Dr. Castellana now has a full time consulting business and the Company expects to use his consulting services in the future.

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

                                               MEDISCIENCE TECHNOLOGY CORP.
                                               ----------------------------
                                                       (REGISTRANT)







DATE: June 17, 2002
      -------------                          By: /s/ Peter Katevatis
                                              ----------------------------------
                                                      PETER KATEVATIS
                                                      Chairman/CEO

                                              By: /s/ John M. Kennedy
                                              ----------------------------------
                                                      JOHN M. KENNEDY
                                                      Treasurer
                                                      Chief Accounting Officer