Form 10QSB/A
period 2001-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2002-06-17
CIK 64647

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2001.

    Title of Class                                  Number of Shares Outstanding
-----------------------                             ----------------------------
Common Stock, par value                                     36,926,870
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                NOVEMBER 30, 2001
                                -----------------


                                      INDEX
                                      -----


                                                                          PAGE
                                                                          ----
PART I.  Financial Information
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as at November 30, 2001
         (Unaudited) and February 28, 2001 (Audited)                       1
         Consolidated Statement of Operations for the Nine and
         Three Months Ended November 30, 2001 (Unaudited)
         and November 30, 2000 (Unaudited)                                 2
         Consolidated Statement of Cash Flows for the Nine
         Months Ended November 30 , 2001 (Unaudited) and
         November 30, 2000 (Unaudited)                                     3
         Exhibit to Statements of Operations                               4
         Notes to Financial Statements                                   5 - 9
Item 2.  Management's Plan of Operation                                 10 - 12
PART II. Other Information                                                13
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                       CONSOLIDATED BALANCE SHEETS AMENDED
                       -----------------------------------

                                     ASSETS
                                     ------

                                                               November 30,
                                                                  2001                February 28,
                                                               (Unaudited)           2001 (Audited)
                                                               -----------           --------------
CURRENT ASSETS
      Cash                                                     $        --                  $ 7,120
      Other Assets                                                      --                       --
                                                                     -----                    -----
           Total Current Assets                                         --                    7,120
                                                                     -----                    -----
PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation $201,811 -
        November 30, 2001; $199,178 - February 28, 2001              2,167                    4,800
                                                                     -----                    -----

TOTAL ASSETS                                                        $2,167                  $11,920
                                                                    ======                  =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
      Accounts Payable                                         $    12,171              $    14,943
      Other Accrued Liabilities                                  2,384,081                2,127,028
      Officer and Other Loans                                      167,729                  152,229
                                                               -----------              -----------
           Total Current Liabilities                             2,563,981                2,294,200
                                                               -----------              -----------
STOCKHOLDERS' DEFICIENCY
      Preferred Stock - $.01 Par Value; Authorized
        50,000 Shrs; Outstanding 2,074 Shrs - February 28, 2001;
        (Preference on Liquidation $20,740)                             --                       21
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Outstanding 36,926,870 Shares -
        November 30, 2001; 36,276,130 Shares - February 28,
        2001                                                       369,269                  362,761
      Additional Paid-in Capital                                18,396,490               18,274,977
      Accumulated Deficit                                      (21,327,573)             (20,920,039)
                                                               -----------              -----------
           Total Stockholders' Deficiency                       (2,561,814)              (2,282,280)
                                                               -----------              -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                   $     2,167              $    11,920
                                                               ===========              ===========


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                  CONSOLIDATED STATEMENT OF OPERATIONS AMENDED
                  --------------------------------------------
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                         NINE MONTHS                         THREE MONTHS
                                                -----------------------------      ------------------------------
                                                   2001              2000              2001              2000
                                                -----------      ------------      ------------      ------------
Net Sales                                       $        --      $         --      $         --      $         --
Cost of Sales                                            --                --                --                --
                                                -----------       -----------      ------------       -----------
      Gross Profit                                                                           --                --
General and Administrative Expense                  365,131           535,567           165,791           173,343
Product Development Expense                              --                --                --                --
Advertising, Travel and Marketing                    42,570            37,997             8,565             2,456
                                                -----------       -----------      ------------       -----------
      Total Expenses                                407,701           573,564           174,356           175,799
                                                -----------       -----------      ------------       -----------
Other Income                                            167               434                42                46
                                                -----------       -----------      ------------       -----------
Net Loss                                        $  (407,534)      $  (573,130)         (174,314)         (175,753)
                                                ===========       ===========      ============       ===========
Net Loss Per Common Share, Basic
    and Diluted                                 $      (.01)      $      (.02)            (.005)      $     (.005)
                                                ===========       ===========      ============       ===========
Weighted Average Number of Shares
  of Common Stock Outstanding                    36,606,212        36,181,686        36,879,710        36,226,130
                                                ===========       ===========      ============       ===========

Supplemental Disclosure
-----------------------

     In November 2001, Preferred Shareholders converted 1 share of Preferred for 10 shares of Common

         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                  CONSOLIDATED STATEMENT OF CASH FLOWS AMENDED
                  --------------------------------------------
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                       2001              2000
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                    $    (407,534)    $   (573,130)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                   2,633            2,842
           Stock Issued for Services                                     83,000           65,000
                                                                  -------------     ------------
           Subtotal                                                    (321,901)        (505,288)
      Changes in Assets and Liabilities:
           Decrease (Increase) in Other Assets                               --           20,191
           Increase (Decrease) in Accounts Payable                       (2,772)          (5,334)
           Increase (Decrease) in Other Accrued Liabilities             257,053          428,578
           Increase (Decrease) In Officer and Other Loans                15,500            7,856
                                                                  -------------     ------------
                Net Cash Flows Used for Operating Activities            (52,120)         (53,997)
                                                                  -------------     ------------

CASH FLOWS  FROM INVESTING ACTIVITIES                                        --               --
                                                                  -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Issuance of Common Stock                             45,000           37,500
                                                                  -------------     ------------
DECREASE IN CASH                                                         (7,120)         (16,497)
CASH
      Beginning Balance                                                   7,120           17,066
                                                                  -------------     ------------
      Ending Balance                                              $          --     $        569
                                                                  =============     ============

         "See Accompanying Notes to Consolidated Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                              Common                                                                Weighted
                              Stock                                                                 Average
                          $.01 Par Value              Common              Number of                Number of
                            Issued and                Stock                 Shares                   Shares
                           Outstanding             Equivalents           Outstanding              Outstanding
                          --------------           -----------           ------------             -----------
March 2001                  36,276,130                      --            36,276,130
April 2001                  36,276,130                      --            36,276,130
May 2001                    36,276,130                      --            36,276,130
June 2001                   36,276,130                      --            36,276,130
July 2001                   36,856,130                      --            36,856,130
August 2001                 36,856,130                      --            36,856,130
September 2001              36,856,130                      --            36,856,130
October 2001                36,856,130                      --            36,856,130
November 2001               36,926,870                      --            36,926,870               36,606,212


         "See Accompanying Notes to Consolidated Financial Statements."

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

The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to obtain capital resources to fund operations (ii) the Company's ability to create and implement a strategic business plan, and (iii) the Company's ability to generate sufficient cash from operations to meet its obligations.

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

The consolidated financial statements as of and for the three and nine month periods ended November 30, 2001 and 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

Pursuant to the terms of an employment agreement, Mr. Hugill, was to be paid $50,000 per annum, was issued options to purchase 200,000 shares of the Company's stock, and was to receive warrants to purchase shares equal to 5% of the number of common shares outstanding on January 18, 1996 (or up to 10% as of such date at the discretion of the Board of Directors) at an option price of $1.00 per share, upon the attainment of certain milestones in the future. On January 31, 1997, Mr. Hugill resigned as President and Chief Executive Officer of the Company and the 200,000 options were cancelled. The warrant agreement was amended and effective January 31, 1997, Mr. Hugill was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July 2003 except for 315,480 shares which is exercisable only upon the attainment of certain milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of November 30, 2001, no milestones have been achieved.

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

Legal services rendered by Mr. Katevatis amounted to $37,500 for the nine months ended November 30, 2001 and 2000 and $12,500 for the three months ended November 30, 2001 and 2000. These amounts have been charged to operations.

In 2000 and 2001, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest and are to be repaid as soon as the Company raises additional funds. As of November 30, 2001 and February 28, 2001, the balance of the officer and other loans payable to Mr. Katevatis was $137,729 and $122,229, respectively.

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

In addition, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis home. Expenses recognized were $5,022 and $5,218 for the nine months ended November 30, 2001 and 2000 and $756 and $2,259 for the three months ended November 30, 2001 and 2000.

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

5.   Other Accrued Liabilities

Accrued liabilities consist of the following:


                                                   November 30,     February 28,
                                                   ------------     ------------
                                                      2001             2001
                                                   ------------     ------------

    Legal and professional fees                    $  258,850       $  180,100
    Research and development                        1,084,898          962,399
    Salaries and wages                              1,003,000          943,833
    Other                                              37,333           40,696
                                                   ----------       ----------
                                                   $2,384,081       $2,127,028
                                                   ==========       ==========


Included in legal and professional fees as of November 30, 2001 and February 28, 2001 is $175,000 and $137,500, respectively, for legal services rendered by Mr. Katevatis (Note 4).

Included in research and development as of November 30, 2001 and February 28, 2001 is $757,817 and $635,318, respectively, owed to Dr. Alfano (Note 6) with respect to his consulting agreement.

Included in salaries and wages as of November 30, 2001 and February 28, 2001 is $956,333 and $806,333, respectively, owed to Mr. Katevatis and $168,750 and $137,500, respectively, owed to Mr. Castellana in accordance with their respective employment agreements.

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

The Company has committed to fund approximately $295,000 over a twelve-month period beginning June 1, 1995 for Mediphotonics Laboratory research at the City College of the City University of New York ("CCNY") under a contract which is renewed annually. The Company has funded CCNY approximately $157,565 for the twelve-month periods ended May 31, 1999. The Company did not provide any funding during the three and nine month periods ended November 30, 2001 and 2000.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Additionally, the Company is to pay a royalty equal to three and one half percent of the gross sales of any invention from the Company's existing patents or newly obtained patents, respectively. No amounts have been paid during the three and nine month periods ended November 30, 2001 and 2000.

In addition to the above royalties, the Company has obtained worldwide licensing rights for patents from two universities and has agreed to pay royalties of four percent of the net sales of all products generated form the patents and fifty percent of any income received from sublicensing of the patents. No amounts have been paid during the three and nine month periods ended November 30, 2001 and 2000.

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

The five critical milestones (each, a "Critical Milestone") described in the Business Plan for Sidney Braginsky to accomplish with appropriate funding to the Company are:

     (vii) preclinical toxicity studies within 9 months of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),

     (viii) device development and preclinical validation within 15 months of the Initial Funding Date,

     (ix)   phase I clinical trials within 24 months of the Initial Funding
            Date,

     (x) phase 111 clinical trials and PMA submission to the FDA within 34-1/2months of the Initial Funding Date and

     (xi)   PMA approval within 36 months of the Initial Funding Date.

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

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)







DATE:  June 17, 2002               By: /s/ Peter Katevatis
    -------------------            ---------------------------------------------
                                           PETER KATEVATIS
                                           Chairman/CEO

                                   By: /s/ John M. Kennedy
                                   ---------------------------------------------
                                           JOHN M. KENNEDY
                                           Treasurer
                                           Chief Accounting Officer