Form 10KSB
period 2002-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2002-06-19
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended February 28, 2002

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from February 28, 2000 to February 28,2002

                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                          22-1937826
          ---------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


                1235 Folkstone Way, Cherry Hill, New Jersey 08034
                     Address of Principal executive offices

         Issuer's telephone number, including area code: (856)-428-7952

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days, Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The issuer's revenues for its most recent fiscal year were: $ none The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by the average bid and asked price of the common equity of the Registrant, as of, May 30, 2002 ($.012 per share) was: $4,437,722.44. The number of shares outstanding of each of the registrant's classes of common stock, as of May 30, 2002 was: 36, 976,870. The issuer had no other classes of common equity outstanding as of that date.


   Title of Each Class                            Number of Shares Outstanding
   -------------------                            ----------------------------

Common Stock, par value $.01 per share                     36,976,870
Preferred Stock, par value $0.1 per share                        2074*

* All issued Series A Preferred was converted at ten (10) shares of Common valued at one dollar ($1.00) per share (20,740 shares issued) for each share of Preferred by contractual agreement of all eight 8 preferred shareholders on December 1, 2001 (see infra pg.25)

                      DOCUMENTS INCORPORATED BY REFERENCE:

8-k Report, filed June 1, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25%

10-QSB/Amended as reviewed for all three quarters year 2002 -1 filed 6/17 /02

SC13G/A dated 2/14/02 filed by Allen & Co. indicating SHARE VOTING POWER of 3,041,500 (includes 1,041,500 shares of Common Stock underlying warrants expiring 2003)

8-K Report, filed July 25,2001, effective July 9, 2001 Registrant entered into an employment agreement with Mr. Sidney Braginsky as President COO of the Company

10-Q dated 7/12/2001 for Quarter ending 5/31/2001 Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana voluntarily terminated his employment agreement and verbally waived all salary to that date. He felt that he could not satisfy the Company's needs and choose to step aside.

8-K Report, filed 4/8/98, CUNY introduction/review Optical Biopsy-Optical Mammography Photonics to detect Cancer, March 11, 1998. and 8-K Report, filed 11/23/99 Employment Agreement with. Frank S. Castellana, M.D. as President and Chief Operating Officer of Mediscience Technology Corp are incorporated by reference into Part 1 of this form.

8-K Report, filed 4/20/2000 Mediscience Technology and Sarnoff Research Corp. letter of understanding of Sarnoff future equity participation incorporated by reference into part 1 of this form.

8-K Report, filed 5/15/2001, Retention of new auditors and payment to CUNY/RF curing of debt and patent issues.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements and Supplemental Data Report of Independent Public Accountants

        Consolidated Balance Sheets- February 28, 2002 and February 29, 2001

        Consolidated Statements of Operations for the years ended February 28, 2002, and February 29, 2001 and February 28,2000

        Consolidated Statement of Stockholders Deficit for the years ended February 28, 2002, and February 29, 2001 and February 28,2000

        Consolidated Statements of Cash Flows for the years ended February 28, 2002, and February 29, 2001 and February 28,2000

        Consolidated Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant
Item 10.  Executive Compensation
Item 11.  Security Ownership of certain Beneficial Owners of Management
Item 12.  Certain Relationships and related transactions
Item 13.  Subsequent Events
Item 14.  Exhibits, List and Reports on Form 8-K

                                     PART I
Item 1. Business

Introduction

This annual report on Form 10-KSB contains certain forward-looking " Safe Harbor" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Y2K computer configuration is not of concern to our design because it is addressed as a matter of product development. Mediscience is in full compliance with SEC regulation FD "Full Disclosure" requirements, adopted August 10,2000 (see SEC release No. 33-7881), by exclusive reporting of material events (disclosures where it is reasonably foreseeable that the information will result in trading in an issuer's securities), through periodic 8-K filings and postings on its internet site MEDISCIENCETECH.com.

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

On August 14, 2000 Mediscience and Sarnoff Research Corporation entered a letter of understanding establishing Sarnoff's initial equity participation of 12% in a joint venture based upon agreed to initial capitalization and valuation. The parties purpose is to join respective world-class intellectual property, Sarnoff engineering expertise and know-how to develop Mediscience/Sarnoff optical diagnostic products as a broad platform of commercial applications to achieve a dominant and first to market position in the area of photonic based cancer diagnosis See 8-K filing dated 4/20/2000. Sarnoff corporation is a world leader in all aspects of digital imaging and image analysis. Proprietary Sarnoff technologies, which are synergistic to, and enabling of the Company's commercial development effort include high sensitivity and resolution UV digital detectors (chips), low cost narrow bandwidth phosphor light sources and biomedical image analysis software. Further in the area of the Company's commercialization effort, Sarnoff has high expertise in design for manufacturing, manufacturing, and manufacturing technology transfer. Under the terms of the agreement and predicated on achieving targeted levels of initial capitalization, Sarnoff has agreed to provide royalty free access to its technology, and to work exclusively with the joint venture in the defined field of use--The application of native tissue fluorescence and diffuse light scattering reflectance spectroscopy for in-vitro and in-vivo cancer screening and diagnosis and characterization of physiological function based on volume of interest measurements and two and three dimensional imaging. Sarnoff will receive an equity interest in the joint venture equal to 12% of Mediscience's interest plus an additional 6% based on milestone achievement. Sarnoff has agreed 1) not to compete and/or work with clients other than the joint venture and 2) to assign the joint venture an exclusive royalty free license to all intellectual property developed in this area under any research contract with Sarnoff. Having completed the research phase Mediscience/Sarnoff strategy is to develop one or more products for the non-invasive or minimally invasive diagnosis of specific types of cancer, which we ultimately plan to market worldwide either directly or in various types of partnering or licensing arrangements with other firms. Our principle focus will be on the United States; we expect to address international markets via partnering or licensing arrangements with other companies.

We believe that our Technology will be broadly applicable in cancer screening and diagnosis; however, each approved labeled indication is expected to require separate pre-marketing approval (a "PMA"), which will be both time-consuming and costly. We plan to carefully select and prioritize our targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro.

All above are Safe Harbor" statements per the Private Securities Litigation Reform Act of 1995 as certain matters and subject areas discussed in our strategy and not historical or current facts but deal with future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and may also differ materially from our future experience involving any or more of such matters and subject areas. Such risks and uncertainties include overall economic trends, successful development of products and regulatory matters including but not limited to FDA as well as those more fully described from time to time in our reports filed with the SEC

On November 29, 1999, the Company announced that Frank S. Castellana, M.D., Eng.Sc.D. would join its executive team as President and Chief Executive Officer, effective February 1, 2000. It also announced that it was seeking investment partners. That effort is dedicated and on going in what has become a difficult financial marketplace. Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana voluntarily terminated his employment agreement and verbally waived all salary to that date. He felt that he could not satisfy the Company's needs and choose to step aside. Dr. Castellana now has a full time consulting business and the Company expects to use his consulting services in the future.

On June 14, 2001 Peter Katevatis, Esq. Chairman CEO entered into an agreement with Drexel University, a Pennsylvania non-profit institution of higher education wherein the parties agreed to explore a mutually satisfactory arrangement or collaboration to develop uses for Mediscience's technology in the field of fluorescence medical imaging. Drexel's successful efforts leading to such funding would provide Drexel with compensation and/or equity interest from Mediscience. This contract matter is in present negotiations with outside counsel acting on behalf of Drexel.

Effective July 9th 2001 Peter Katevatis, Esq. Chairman CEO on behalf of the Company entered into an employment relationship with Mr. Sidney Braginsky as the new President, COO and immediate member of the Mediscience Board of Directors. Mr. Braginsky was formerly with OLYMPUS OPTICAL LTD for 27 years most recently as President CEO of OLYMPUS AMERICA, Inc., the Olympus US subsidiary. OLYMPUS LTD. is a multi-national corporation headquartered in Tokyo Japan and a world leader in microscopes, endoscopes, automatic blood and fluid chemistry analyzers measuring research, industrial and consumer products. The Company will seek investment and/or corporate partners to support the funding of a joint effort between itself, Sarnoff Corporation, and the Mediphotonics Laboratory of the City University of New York to develop and commercialize an advanced, second generation version of its proprietary two-dimensional fluorescence imaging system for early cancer detection. Mr. Braginsky is a present board member of, NOVEN Pharmaceuticals, REDOX Pharmaceuticals, ELECTRO-OPTICAL SYSTEMS, Inc., ESTEK CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory On July 9, 2001, the Company entered into a three-year employment agreement beginning July 9, 2001 ending on the third anniversary of the Commencement Date July 9, 2004, with Sidney Braginsky. Pursuant to the terms of such agreement, Mr. Braginsky became the President, Chief Operating Officer of the Company and a member of the Board of Directors. He is to be paid $100,000 per annum. In addition, on the date of this Agreement, MDSC will grant to Employee an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of MDSC common stock. (i) 1,850,000 shares of MDSC Common Stock at option price of $.1.00 per share, and (ii) 150,000 shares at $.25 per share. Sidney Braginsky's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the milestones are achieved. This option shall be effected as to any adjustment in the event of first round funding, stock splits, reverse stock splits, warrants, etc, excepting however contract rights, agreements anti-dilution rights, etc (reflected in corporate SEC filings) in Peter Katevatis and Dr. Robert Alfano founders.

The five critical milestones (each, a "Critical Milestone") described in the Business Plan for Sidney Braginsky to accomplish with appropriate funding to the Company are:

      (i) preclinical toxicity studies within 9 months of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),
      (ii) device development and preclinical validation within 15 months of the Initial Funding Date
      (iii) phase I clinical trials within 24 months of the Initial Funding
            Date,
      (iv) phase 111 clinical trials and PMA submission to the FDA within 34-1/2 months of the Initial Funding Date and
      (v)   PMA approval within 36 months of the Initial Funding Date.

The plan mentioned above has been approved by the Board of Directors. The plan is subject to shareholder approval that the Company expects to obtain at some future date and therefore any awards granted under the plan will not be deemed granted until such approval is obtained from the shareholders.

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

Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that superceds all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. (RFCUNY) has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed and fully funded a new agreement with "The Institute for Ultra fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India. See Registrants 8-K filed June 1, 2002

We believe that the Company is eligible to receive continued benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any New Jersey corporate taxpayer for no less than 75% of the audited and allowable tax benefit through the sale of its New Jersey Net Operating Loss carryover. On June 28, 2000, the Company submitted an application for benefits under this program. This application was approved and the Company received $237,556 in net proceeds from the sale. On January 23, 2001 registrant paid the Research Foundation of CUNY $175,000 thus satisfying its immediate financial obligations and curing all present patent issues with RF/CUNY. See 8-K filing dated May 10, 2001 also registrants November 10-Q filing. City University has agreed to accept receipts from the Company's tax sale to repay the outstanding obligation over a three-year period. The Company applied again as of June 25, 2001 (second of three year Agreement) and continues in its belief that it is continually eligible for participation in this program. It is our intention to use any proceeds derived over the three- year program to fully fund the payment of our obligation to the City University and to support other relevant development activity.

In relation to the sale of unused Net Operating Loses, the Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer, Public Service Electric and Gas Co. of New Jersey to purchase the NOL. On September 27, 2001 Peter Katevatis Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 the New Jersey Economic Development Authority advised that our (2nd) application for State fiscal year 2002 (July 1, 2001 to June 30 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. Under the negotiated terms of our agreement with PSE&G the Company received $241,867 in proceeds on January 3, 2002. The Company expects to file for additional tax benefits with the New Jersey EDA in the fiscal year 2003 pursuant its existing agreement with PS&G of New Jersey.

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

On the other hand we are designing the CD Ratiometer as a simple, compact instrument with user-friendly features and characteristics. It is being designed to optically assess the scanned tissue only at pre-established optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. We expect that the CD Ratiometer with its anticipated assortment of disposable probe designs will be the preferred product for medical practitioners to use in the office or clinical setting.

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

The staff of MPL, which is supervised by Dr. Alfano, developed our current CD prototype devices. MPL has also conducted in vitro, pre-clinical testing of various human tissue types such as breast, cervical, colon and the upper aerodigestive tract, to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about the native fluorescence characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the subsequently issued and pending patents which the Company either owns outright or for which it possesses a world wide exclusive license, and which the Company regards as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence. The information derived from this work was also the source for a number of scientific papers published in peer-review journals and for presentations made at scientific symposia. This in-vitro pre-clinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

Because of lack of funding, Company support of research activities in the MPL is presently suspended. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful.

Effective May31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed and fully funded a new agreement with "The Institute for Ultra fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India. See Registrants 8-K filed June 1, 2002

Clinical Development

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

Another planned, Phase I clinical
study will be conducted at New York Hospital's Cornell Medical Center to assess the potential utility of the Company's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope furnished by Pentax Precision Instrument Corporation for monitoring Barrett's Esophagus. On April 24, 1997, we entered into a clinical trial agreement and provided initial funding for this clinical study. However, further progress on this study will require additional funding which cannot be provided at this time due to resource constraints. Barrett's Esophagus is a malady that is thought to be a possible precursor to esophageal cancer in certain people. Barrett's patients are routinely monitored because of the heightened risk that a small proportion of them are predisposed to the development of esophageal cancer. The current medical practice requires that multiple excisional biopsies be taken during regularly scheduled follow-up appointments (typically annually) to monitor the progression of the disease. The practice is painful, costly and probably unnecessary in the majority of Barrett's patients, but the current state of medical practice does not provide sufficient molecular information to distinguish between the high risk group and the lower risk group. It is hoped that endoscopic application of our technology will provide gastroenterologists with the ability to better assess the condition of Barrett's tissue without a need for painful multiple biopsies. It is also hoped that this additional molecular information will provide the ability to assess the relative risk of Barrett's patients to the development of esophageal cancer allowing gastroenterologists to establish individual patient monitoring schedules appropriate to their relative level of perceived risk. Dr. Basuk has reported that his work shows that UV emission measurements can effectively distinguish normal esophageal tissue from Barrett's or adenocarcinoma. Further, preliminary data also indicates that the combination of UV emission and excitation measurements can potentially separate Barrett's from dysplasia and cancer as well as from normal tissues. On March 19, 1999 the NEW ENGLAND JOURNAL of MEDICINE (Vol.340, No. 11) reported on a study of "Symptomatic Gastrosophageal Reflux as a risk factor for esophageal Adenocarcinoma," concluding that there is a strong and probable causal relation between gastrosophageal reflux and esophageal adenocarcinoma. Esophageal adenocarcinoma is treatable but rarely curable, mortality is high and successful treatment depends on early detection, thus screening high-risk patients would be appropriate. Mediscience experience in excitation of important tissue molecules shows improved diagnostic accuracy in the range of 80 to 90 percent with measurement time of a few seconds (real-time). The greatest incidence of this decease is seen in males over age 60, with the major risk factors being the use of alcohol and tobacco.

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

The excision biopsy, however, often requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determinations. The process can sometimes expose the patient to unnecessary risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense. The Company's technology is believed to offer the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of biopsy. The most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55, is open surgical biopsy (a specific type of biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. About 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If the Company can successfully adapt its technology to diagnose and stage breast cancers, it believes it will save up to half the current cost by reducing and /or eliminating extensive hospital stays and frequency of surgery as well as impacting significantly the amount of patient discomfort for those patients medically determined to have cancer, and eliminate most of the trauma for the 70% to 80% of the patients who are found not to have cancer.

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

We also believe that a market for our CD products will exist in the European Union and possibly Asia. We contemplate making a concerted effort to identify one or more possible licensees to help develop our products or variations thereof for the key markets of the European Union during 2002-3. We will also make a preliminary investigation of the potential for our products in Asia and if the findings are positive, will develop a strategy for exploiting our technology in that region as well.

Manufacturing

Our prototype products have been assembled to date by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. We contemplate continuing with this approach until the quantity of devices projected to be required makes it appropriate and necessary to find a contract manufacturer. Although additional design improvements will likely be required to refine the current prototype products for commercial use, we still believe that the key components will be available from one or more suppliers. We executed a lease agreement, dated January 19, 1997 with City College providing for 900 square feet of space as an "incubator" in which prototypes of the products have been designed and assembled by MPL staff working in concert with personnel from an engineering design firm engaged by the Company. The lease has terminated by its terms and our prototypes are completed.

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

Research Arrangements with the City University of New York

In June 1992, the Company and the Research Foundation of CUNY established the MPL at the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") at the City College of New York. Dr. Robert Alfano, Distinguished Professor of Physics and Engineering at City College and Director of the IUSL, is also responsible for supervising the operations of the MPL. The IUSL includes approximately 60 scientists of which about 20 hold Ph.D's, 9 hold various other graduate degrees and about 30 are graduate students from which the MPL draws its research, talent and expertise. On January 8, 2001 The Coherent Laser Group and the Center for Fluorescence Spectroscopy awarded Dr. Robert R. Alfano the Lifetime Achievement Award in Biomedical Optics in recognition of his work in this exiting field.

Until July, 1998, the Company provided annual funding grants to the MPL in accordance with a budget of activities and expenditures negotiated between the Company, CCNY, and the Research Foundation of CUNY. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. The contract with CUNY "Establishment of the MediPhotonics Laboratory" was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October 1998 extension. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful. For reference, the Company committed to funding of $406,353 for the 1997/1998 budgetary years, $431,017 for the 1996/1997 budgetary year, and $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1997, respectively. The Company currently has an outstanding financial obligation to the University for work conducted during the 1997/1998-contract period. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. While we are actively working to meet this deadline, there is no assurance that we will be successful, and if not, that we will successfully negotiate an additional time extension. See 8-k dated 5/15/2001 payment of $175,000 to CUNY Research Foundation.

Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. (RFCUNY) has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

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

 Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1.Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUN has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

In 1994, the Company became a consortium industrial partner in the CUNY Center for Advanced Technology in Ultra fast Photonic Materials and Applications (the "CAT"). The participation fee paid was $25,000. The Company's membership in the CAT has brought it into contact with other members of the New York State CAT consortium partners and has facilitated in several SBIR and NIST proposals. The Company presently has a non-financial but continuing discretionary commitment to the CAT.

Competition

The development of minimally diagnostics for cancer detection is driven by a critical need for more cost effective screening procedures with increased sensitivity and specificity. In-vivo tissue auto fluorescence spectral analysis, as pioneered by Mediscience Technology is a paradigm shift emerging diagnostic technology with clear potential to favorably impact health care clinical outcomes as well as economics. In spite of what we believe is a seminal and dominant Mediscience intellectual property position (in the United States), there is intense competitive activity in this area, with at least seven companies conducting active research and development programs.

Specifically:
-------------

Xillix Technology Corporation*, (Richmond, B.C. Canada) is currently the only competitor with a commercial product (LIFE-Lung System). The Xillix system, until recently, marketed by Olympus Corporation (Japan) at a cost of approximately $200,000 uses visible light based auto-fluorescence spectroscopy to detect and localize lung cancer. In association with Olympus, Xillix is also working actively to extend application of the technology to the GI tract and cervix. On July 22, 1999, Xillix announced that it was launching legal action against Olympus for "secretly filing and prosecuting patents potentially competitive to those of Xillix." On August 19, 1999, Xillix announced that it had suspended all development and distribution of its products and had terminated almost 80% of its professional and support staff in order to conserve capital for the prosecution of its legal claims.


*NOTE: As of July 9, 2001 Sidney Braginsky former President of Olympus USA has assumed the role of President COO and Board of Director Member of Mediscience Technology under a three-year milestone structured equity compensation agreement. (see 8-K dated July 25, 2001)


LifeSpex, Inc., (Kirkland, WA) is developing two products based on tissue auto-fluorescence - Cerviscan(tm) for the detection of cervical cancer, and Dermascan(tm) for skin cancer. Lifespex recently reported success in a 100 patient cervical cancer clinical trial in Canada, claiming 98% sensitivity and 95% specificity. LifeSpex is a privately held company with venture funding from J&J Development Corporation, The Centennial Funds and Vanguard Venture Partners. During the 2nd quarter of 1999, it was reported that the Hoya Corporation made an equity investment in LifeSpex to fund Cerviscan(tm) development and clinical trials.

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

SpectrRx, Inc. (Norcross, Ga) is developing a biophotonics technology for the detection of both cervical and skin (melanoma) cancers. In August 1999, SpectRx reported favorable results in cervical scans of 53 patients at three sites using colposcopy and pathology as reference standards; diagnostic sensitivity and specificity were not reported; the study is ongoing. In February 1999, SpectRx entered into an agreement with Welsh Allyn to develop biophotonics products for the diagnosis of cervical cancer. SpectRx also has strategic alliances with Respironics and Abbott for the development of unrelated diagnostic products.

Spectra Science, Inc. (Minneapolis, NM) is focused on the development of an Optical Biopsy Forceps for polyp evaluation in the lower GI tract. In 1998, Spectra Science completed a multi-center trial for colorectal cancer in 306 patients; a diagnostic sensitivity of 96.5% vs. 86% from visual observation was claimed; specificity, however, was reported to have decreased from 46% to 43%. In 1999, the company filed a PMA submission with the U.S. FDA for this indication. In February 1999, the company raised an additional $2.2MM in funding from venture capital sources.

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

Patents and Proprietary Rights

 The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 27 U.S. patents, plus 1 in Japan, for a total of 28, and has rights to exclusively license an additional 10 U.S. patents pending. There can be no assurance, however, that the pending patent applications will ultimately issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantage to the Company. Of the 21 patents owned by the City University and for which the Company is the exclusive licensee, nine have passed the five-year period (from date of filing) for commercialization. According to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty agreement for these patents to maintain its exclusive licensee position. If the Company is unsuccessful in its negotiations, it may lose rights to several of its key patents. Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUN has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

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

Other Technologies and other applications

In addition to our developments in native tissue fluorescence spectroscopy we have also invented certain other potentially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can be traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. In 1997 the Company and General Electric Company ("GE") acting on behalf of its Corporate Research and Development component signed a five-year non-exclusive Collaborative Research Agreement to explore potential uses of our optical imaging technology. To this date, no material activity has occurred under this contract.

Significant Patents covered by the present May 31,2002 contract with the Research Foundation City University of New York (RFCUNY), see 8-K filed June 1, 2002, superceding all prior agreements with (RFCUNY). RFCUNY/Mediscience May 31, 2002 contract Attachment "A" MTC Licensed/Funded Patents:


                                  ATTACHMENT A

                      Medical Diagnostic Optical technology

#5,042,494, August 27, 1991, Method and Apparatus for Detecting Cancerous Tissue using Luminescence Excitation Spectra, R. R. Alfano.

#5,131,398, July 21, 1992, Method and Apparatus for Distinguishing Cancerous Tissue from Benign Tumor Tissue, Benign Tissue or Normal Tissue using Native Fluorescence, R. R. Alfano, B. Das, G. Tang.

#5,261,410, November 16, 1993, Method for determining if a Tissue is a Malignant Tumor Tissue, a Benign Tumor Tissue, or a Normal Benign Tissue using Raman Spectroscopy, R. R. Alfano, C.-H. Liu, W. S. Glassman.

#5,293,872, March 15, 1994, Method for Distinguishing between Calcified Atherosclerotic Tissue and Fibrous Atherosclerotic Tissue or Normal Cardiovascular Tissue Using Raman Spectroscopy, R. R. Alfano, C. H. Liu

#5,348,018, September 20, 1994, Method for determining if Tissue is Malignant as opposed to Non-Malignant using Time-Resolved Fluorescence Spectroscopy, R. R. Alfano, A. Pradhan, G. C. Tang, L. Wang, Y. Budansky, B. B. Das.

#5,413,108, May 9, 1995, Method and Apparatus for Mapping a Tissue Sample for and Distinguishing Different Regions thereof based on Luminescence Measurements of Cancer-indicative Native Fluorophor, R. R. Alfano.

#5,467,767, November 21, 1995, Method for Determining if Tissue is Malignant as opposed to Non-Malignant using Time-resolved Fluorescence Spectroscopy, R. R. Alfano, Asima Pradhan, G. C. Tang, L. Wang, Y. Budansky, B. B. Das.

#5,635,402, June 3, 1997. Technique for Determining whether a Cell is Malignant as opposed to Non-malignant using Extrinsic Fluorescence Spectroscopy, R. R. Alfano, Cheng H. Liu, Wei L. Sha, Yury Budansky.

#5,769,081, June 23, 1998, Method for Detecting Cancerous Tissue using Optical Spectroscopy and Fourier Analysis, R. R. Alfano, A. Katz, Y. Yang.

#5,849,595, December 15, 1998, Method for Monitoring the Effects of Chemotherapeutic Agents on Neoplasmic Media, R. R. Alfano, G. C. Tang, S. P. Schantz.

#5,983,125, November 9, 1999, Method and apparatus for in vivo examination of subcutaneous tissues inside an organ of a body using optical spectroscopy, R. R. Alfano, Y. Budansky.

#6,006,001, December 21, 1999, Fiber optic assembly useful in optical spectroscopy, R. R. Alfano, S. Demos, G. Zhang.

#6,080,584, June 27, 2000, Method and apparatus for detecting the presence of cancerous and precancerous cells in a smear using native fluorescence spectroscopy, Robert R. Alfano, Singaravelu Ganesan, and Yury Budansky.

#6,091,985, July 18, 2000, Detection of cancer and precancerous conditions in tissues and/or cells using native fluorescence excitation spectroscopy, Robert
R. Alfano, Singaravelu Ganesan, Alvin Katz, Yang Yuanlong.



                      Optical Imaging for Medical Purposes

#5,371,368, December 6, 1994, Ultrafast Optical Imaging of Objects in a Scattering Medium, R. R. Alfano, P. P. Ho, L. Wang.


#5,625,458, April 29, 1997, Method and System for Imaging Objects in Turbid Media using Diffusive Fermat Photons, R. R. Alfano, A. Y. Polishchuk.

#5,644,429, July 1, 1997 (see #5,371,368), 2-Dimensional Imaging of Translucent Objects in Turbid Media, R. R. Alfano, P. P. Ho, X. Liang.

#5,710,429, January 20, 1998, Ultrafast Optical Imaging of objects in or Behind Scattering Media, R. R. Alfano, Feng Liu, Q. Z. Wang P. Ho, L. M. Wang, X. Liang.

#5,719,399, February 17, 1998, Imaging and Characterization of Tissue based upon the Preservation of Polarized Light transmitted therethrough, R. R. Alfano, S.
G. Demos.

#5,799,656, September 1, 1998, Optical Imaging of Breast Tissues to enable the Detection therein of Calcification Regions Suggestive of Cancer, R. R. Alfano,
P. P. Ho, L. Wang, X. Liang, P. Galland.

#5,813,988, September 29, 1998, Time Resolved Diffusion Tomographic Imaging in Highly Scattering Turbid Media, R. R. Alfano, W. Cai, F. Liu, M. Lax, Bidyut B. Das.

#5,847,394, December 8, 1998, Imaging of Objects Based upon the Polarization or Depolarization of Light, R. R. Alfano, S. G. Demos.

#5,931,789, August 3, 1999, Time-resolved diffusion tomographic 2D and 3D imaging in highly scattering turbid media, Robert R. Alfano, Wei Cai, Feng Liu, Melvin Lax.

# 6,208,886 B1, March 27, 2001, Non-linear optical tomography of turbid media, Robert R. Alfano, Yici Guo, Feng Liu, Ping Pei Ho.

# 6,215,587, April 10, 2001, Microscope imaging inside highly scattering media, Robert R. Alfano, Gordon Anderson, Feng Liu.

The Company and CUNY Research Foundation have been diligent in the payment of maintenance obligations to the US Patent Office during the life of each of the Company's significant patents

Scientific/Medical Advisory Board

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

Employees

As of February 29, 2000, the Company had two full-time employees: Sidney Braginsky President COO, Peter Katevatis Chairman CEO and one retained consultant, Dr. Robert R. Alfano Neither the employees nor the retained consultant is governed by any collective bargaining agreement; the relations between the Company and its employees and retained consultant are believed to be satisfactory at the present time.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters are located at 1235 Folkestone Way, Cherry Hill, New Jersey, which is owned by Peter Katevatis, who is Chairman/CEO of the Company. Seventy-five percent of such office space is occupied in accordance with an oral arrangement with Mr. Katevatis pursuant to which the Company is required to pay its proportionate share of total occupancy costs, maintenance, utilities and taxes.

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

Fiscal Period                              Common Stock
-------------                         -----------------------
                                      High Bid        Low Bid

2002

1st Quarter       05/31/01              0.26            0.18
2nd Quarter       08/31/01              0.15            0.15
3rd Quarter       11/30/01              0.10            0.09
4th Quarter       02/28/02              0.11            0.10

2001

1st Quarter       05/31/00              0.32           0.27
2nd Quarter       08/31/00              0.40           0.23
3rd Quarter       11/30/00              0.22           0.20
4th Quarter       02/28/01              0.17           0.17

2000

1st Quarter       05/31/99              0.21           0.20
2nd Quarter       08/31/99              0.24           0.24
3rd Quarter       11/30/99              0.50           0.42
4th Quarter       02/29/00              0.99           0.87

(a) Holders. The approximate number of holders of record of the Company's Common Stock and Series A Preferred Stock as of February 29, 2001 were 880 and 8* respectively *On Dec.1 2001 with the unanimous approval of the Board of Directors the 1972 Series "A" preferred was by agreement converted at the rate of ten (10) shares of Mediscience Common for each share of preferred with a total issuance of 20,740 shares to the eight (8) holders. This transaction was valued by all parties at one dollar ($1.00) for each Mediscience Common share in the conversion.

NAME                       1972"A" RETIRED      COMMON SHARES RULE 144 ISSUED

Nick Fisfis                      366                          3,660
John Kusturis                    244                          2,440
Thomas & Katherine
Lennox                           122                          1,220
Donald Taggart                   488                          4,880
Robert Ryeson                    366                          3,660
Vincent Valdorale                244                          2,440
Peter Katevatis                  122                          1,220
Sylvester Kowalsky               122                          1,220

-----------------------------------------------------------------------------
TOTALS                         2,074                         20,740

This conversion has retired the Series "A" 1972 Preferred with the issuance of restricted Rule 144 per SEC Act of 1933 to each of the above during December 2001.

(b) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Results of Operations:

     Year ending February 28, 2002 compared to year ending February 28, 2001
     -----------------------------------------------------------------------

The Company had no revenues during its fiscal years ending February 28, 2002 ("its 2002 fiscal year). The Company's primary focus was the development of its light-based technology.

General and administrative expenses decreased approximately $46,300 or 7.5% during 2002 fiscal year as compared to its 2001 fiscal year. This decline was comprised of the net decrease and increase in several key operating expense categories. Salaries, wages and benefits declined approximately $202,000 in the current fiscal year. The decline was primarily the result of a reversal of an accrual for wages approximating $169,000 of the former President.

Travel and entertainment declined approximately $39,000 in the current fiscal year when compared to the prior fiscal year. The decline was primarily the result of decreased activity as a result of decreased funds.

The decrease in general and administrative expenses were net of increases in professional fees and costs for secretarial and financial consulting.

Professional fees increased approximately $102,000 in the current fiscal year when compared to the prior fiscal year. A principle reason for the current increase was a change in estimate in the prior year for previously accrued professional fees amounting to approximately $90,000 which was recognized as income in the prior year.

Another reason for the increase in general and administrative expenses was the recognition of expense associated with the issuance of stock and warrants for secretarial and financial consulting costs approximating $83,000 during the current fiscal year. No costs of this type were incurred in fiscal 2001.

The Company's product development expense was zero during the 2002 fiscal year. The Company had previously conducted a number of research and development projects with the City College of City University of New York. Due to a lack of resources, R&D activities at CUNY have been temporarily suspended.

In the 2002 fiscal year the Company recognized as an income tax benefit approximating $241,900 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay approximately $73,500 to an officer for prior loans to the Company with the balance approximating $168,400, to be used for general operations.

In the 2001 fiscal year the Company recognized as income a $48,000 extraordinary gain on the settlement of $65,000 debt with the issuance of 100,000 shares of common stock at its fair market value of $17,000. No gains on the structuring of payables were recorded in the 2002 fiscal year.


     Year ending February 28, 2001 compared to year ending February 29, 2000
     -----------------------------------------------------------------------

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

In the 2001 fiscal year the Company recognized an income tax benefit approximating $237,500 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay $175,000 to CUNY for prior accrued research and development costs with the balance approximating $62,500, to be used for general operations.

In the 2001 fiscal year the Company also recognized as income a $48,000 extraordinary gain on the settlement of $65,000 debt with the issuance of 100,000 shares of common stock at its fair market value of $17,000



Liquidity and Capital Resources:

The Company has a deficiency in working capital as of February 28, 2002 of approximately ($2,480,500) representing an increase in the deficiency approximating ($193,400) during the 2002 fiscal year. The deficiency is primarily comprised of accruals for professional fees, research and development costs, consulting and salaries and wages. The Company's ability to maintain its operations is largely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding.

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




                          MEDISCIENCE TECHNOLOGY CORP.
                                 AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                      FEBRUARY 28, 2002, FEBRUARY 28, 2001
                              AND FEBRUARY 29, 2000
                                        &
                          INDEPENDENT AUDITORS' REPORT

                                TABLE OF CONTENTS

                                                                        Page

INDEPENDENT AUDITORS' REPORT...................................           2

CONSOLIDATED FINANCIAL STATEMENTS:

    BALANCE SHEET..............................................           4

    STATEMENT OF OPERATIONS....................................           5

    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT..............           6

    STATEMENT OF CASH FLOWS....................................           7

    NOTES TO FINANCIAL STATEMENTS..............................           8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Mediscience Technology Corp.:

We have audited the consolidated balance sheet of Mediscience Technology Corp. and subsidiary as of February 28, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the two years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of February 29, 2000, were audited by other auditors whose report dated May 19, 2000, expressed an unqualified opinion on those statements and included an explanatory paragraph that described certain conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiary as of February 28, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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






Philadelphia, Pennsylvania
May 24, 2002, except for Note 10
as to which the date is June 10, 2002

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                           FEBRUARY 28, 2002 AND 2001

------------------------------------------------------------------------------------------------------------------------
                                                                                           2002              2001
------------------------------------------------------------------------------------------------------------------------
                                                        ASSETS
                                                       -------

CURRENT ASSETS,
      Cash and cash equivalents                                                       $    115,551         $      7,120

EQUIPMENT, net of accumulated depreciation
      of $202,689 in 2002 and $199,178 in 2001                                               1,289                4,800
                                                                                      ------------         ------------

                          TOTAL                                                       $    116,840         $     11,920
                                                                                      ============         ============

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                                         --------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                                $     13,373         $     14,943
      Accrued liabilities                                                                2,503,960            2,127,028
      Officer and other loans                                                               78,711              152,229
                                                                                      ------------         ------------

                  Total current liabilities                                              2,596,044            2,294,200
                                                                                      ------------         ------------

STOCKHOLDERS' DEFICIT:
      Preferred stock, $.01 par value, 50,000 shares
          authorized, 0 and 2,074 shares issued and
          outstanding in 2002 and 2001, respectively                                          --                     21
      Common stock, $.01 par value, 39,950,000
          shares authorized, 36,976,870 and 36,276,130
          shares issued and outstanding in 2002 and 2001,
          respectively                                                                     369,769              362,761
      Additional paid-in capital                                                        18,400,490           18,274,977
      Accumulated deficit                                                              (21,249,463)         (20,920,039)
                                                                                      ------------         ------------

                  Total stockholders' deficit                                           (2,479,204)          (2,282,280)
                                                                                      ------------         ------------

                          TOTAL                                                       $    116,840         $     11,920
                                                                                      ============         ============



                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
           FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


-------------------------------------------------------------------------------------------------
                                            2002                 2001                2000
-------------------------------------------------------------------------------------------------
NET SALES                               $       --           $       --           $       --

COST OF SALES                                   --                   --                   --
                                        ------------         ------------         ------------

GROSS PROFIT                                    --                   --                   --
                                        ------------         ------------         ------------

GENERAL AND ADMINISTRATIVE
     EXPENSE                                 569,270              615,563              910,043

PRODUCT DEVELOPMENT EXPENSE                     --                   --                 56,540
                                        ------------         ------------         ------------

                  Total expense              569,270              615,563              966,583

OTHER (INCOME) EXPENSE, INTEREST               2,021                1,311                 (340)
                                        ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                    (571,291)            (616,874)            (966,243)

INCOME TAX BENEFIT                           241,867              237,556                 --
                                        ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM              (329,424)            (379,318)            (966,243)

EXTRAORDINARY GAIN ON
     RESTRUCTURING OF PAYABLES                  --                 48,000                 --
                                        ------------         ------------         ------------

NET LOSS                                $   (329,424)        $   (331,318)        $   (966,243)
                                        ============         ============         ============

BASIC AND DILUTED LOSS
     PER COMMON SHARE                   $      (0.01)        $      (0.01)        $      (0.03)
                                        ============         ============         ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                   36,690,543           36,115,034           35,559,418
                                        ============         ============         ============


                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                   PREFERRED STOCK              COMMON STOCK            ADDITIONAL
                                                ---------------------     -------------------------       PAID-IN        ACCUMULATED
                                                 SHARES      AMOUNT         SHARES         AMOUNT         CAPITAL          DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 28, 1999                         2,074     $     21      35,276,130     $ 352,761      17,796,811     $(19,622,478)

      Issuance of stock for cash and services                                150,000         1,500          31,320
      Issuance of stock for services                                         150,000         1,500          29,755
      Issuance of warrants for services                                                                     33,419
      Issuance of warrants for services                                                                     20,449
      Issuance of stock and warrants for cash                                300,000         3,000          72,000
      Exercise of warrant                                                    100,000         1,000          24,000
      Issuance of warrant for services                                                                     208,223
      Net loss                                                                                                             (966,243)
                                               --------    ---------      ----------     ---------    ------------     ------------

BALANCE FEBRUARY 29, 2000                         2,074           21      35,976,130       359,761      18,215,977      (20,588,721)

      Issuance of stock for cash                                             100,000         1,000          24,000
      Issuance of stock for cash                                              50,000           500          12,000
      Issuance of stock for services                                          50,000           500           7,000
      Issuance of stock for services                                         100,000         1,000          16,000
      Net loss                                                                                                             (331,318)
                                               --------    ---------      ----------     ---------      -----------     ------------

BALANCE FEBRUARY 28, 2001                         2,074           21      36,276,130       362,761      18,274,977      (20,920,039)

      Conversion of preferred stock              (2,074)         (21)         20,740           208            (187)
      Issuance of stock for cash                                             180,000         1,800          43,200
      Issuance of stock for services                                         400,000         4,000          72,000
      Issuance of stock for services                                          50,000           500           6,500
      Issuance of stock for services                                          50,000           500           4,000
      Net loss                                                                                                             (329,424)
                                               --------    ---------      ----------     ---------    ------------     ------------
BALANCE FEBRUARY 28, 2002                            --      $    --      36,976,870     $ 369,769    $ 18,400,490     $(21,249,463)
                                               ========    =========      ==========     =========    ============     ============


                 See Notes to Consolidated Financial Statements

                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
           FEBRUARY 28, 2002, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


-------------------------------------------------------------------------------------------------------------------
                                                                      2002              2001              2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(329,424)        $(331,318)        $(966,243)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and warrant amortization                      3,511             3,788           214,043
             Common stock and warrants issued for legal
                 and other services                                    87,500            24,500            56,543
             Extraordinary gain on restructuring of payables               --           (48,000)               --
             Changes in assets and liabilities:
                 Decrease in other assets                                  --            20,191                --
                 Decrease in accounts payable                          (1,570)          (24,453)           (7,712)
                 Increase in accrued liabilities                      376,932           297,572           506,249
                                                                    ---------         ---------         ---------

                         Net cash provided by (used in)
                             operating activities                     136,949           (57,720)         (197,120)
                                                                    ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
         stock and warrants                                            45,000            37,500           111,400
     Proceeds net of repayments from officer
         and other loans                                              (73,518)           10,274            77,846
                                                                    ---------         ---------         ---------

                         Net cash (used in) provided by
                             financing activities                     (28,518)           47,774           189,246
                                                                    ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                             108,431            (9,946)           (7,874)

CASH AND CASH EQUIVALENTS, BEGINNING                                    7,120            17,066            24,940
                                                                    ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, ENDING                                   $ 115,551         $   7,120         $  17,066
                                                                    =========         =========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES,
         Common stock and warrants issued for
             legal and other services rendered in
             settlement of accounts payable                         $  87,500         $  24,500         $  56,543
                                                                    =========         =========         =========


                 See Notes to Consolidated Financial Statements

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 1.   NATURE OF OPERATIONS AND SUMMARY OF
      SIGNIFICANT ACCOUNTING PRINCIPLES

      NATURE OF OPERATIONS

         The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned inactive subsidiary, Laser Diagnostic Instruments, Inc. ("Laser") (collectively the "Company").

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         On April 21, 1997, the Company announced a joint collaboration agreement with General Electric Company ("GE") and the Research Foundation of the City University of New York ("RFCUNY") to develop proprietary imaging technology for medical purposes. The development and commercialization of non x-ray based optical mammography and optical tomography products with greater effectiveness, decreased side effects and improved cost efficiencies are the objective of this collaboration. The collaboration will focus on noninvasive methods to image subsurface tumors in the breast, brain, etc. CUNY through a NSASA Institutional Research Award, through a Navy grant and through the New York State HEAT program, anticipates more than $3,800,000 of funding over a five year period to support this collaboration agreement. GE did not disclose the amount it intends to spend on the development and commercialization of the Company's proprietary technology. To date no funding has been received pursuant to this collaboration agreement.

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets, liabilities and commitments in the normal course of business. The Company has no revenues, has incurred substantial net losses and has an accumulated deficit through February 28, 2002. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash held in banks and is stated at cost, which approximates market. For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

      EQUIPMENT

         Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $3,511, $3,788, and $5,820 in the years ended February 2002, 2001 and 2000, respectively.

      INCOME TAXES

         The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

      RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations when incurred. The amounts charged to expense were $0, $0 and $56,540 during the years ended February 2002, 2001 and 2000, respectively.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


 2.   RELATED PARTY TRANSACTIONS

      Legal services rendered by Mr. Katevatis (Note 8) amounted to $50,000 for each of the three years ended February 28, 2002. These amounts are recorded in general and administrative expense.

      As part of Mr. Katevatis's employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis's home. Expenses recognized were $9,371, $11,059 and $10,732 in 2002, 2001 and 2000, respectively.


 3.   OFFICER AND OTHER LOANS

      In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes amounted to $30,000 at February 28, 2002 and February 28, 2001. Accrued interest on the notes at February 28, 2002 and February 28, 2001 totaled $5,676 and $3,201, respectively.

      In 2002 and 2001, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest and are to be repaid as soon as the Company raises additional funds. As of February 28, 2002 and February 29, 2001, the balance of the officer loans payable to Mr. Katevatis was $48,711 and $122,229, respectively.


 4.   ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                       2002            2001
                                                       ----            ----

         Legal and professional fees                 $ 256,418      $ 180,100
         Consulting and university fees              1,125,731        962,399
         Salaries and wages                          1,081,000        943,833
         Other                                          40,811         40,696
                                                    ----------     ----------

                                                    $2,503,960     $2,127,028
                                                    ==========     ==========

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Accrued legal and professional fees include services rendered by Mr. Katevatis, Chief Executive Officer and Chairman. The amount of the accrual was $187,500 and $137,500 as of February 28, 2002 and February 28, 2001,
      respectively.

      Accrued research and development include costs owed to Dr. Alfano (Note 8) with respect to his consulting agreement of $798,650 and $635,318 as of February 28, 2002 and February 28, 2001, respectively.

      Accrued salaries and wages include amounts to Mr. Katevatis, Chief Executive Officer and Chairman, of $1,006,333 and $806,333 as of February 28, 2002 and February 28, 2001, respectively.

      Accrued salaries and wages include amounts to Mr. Castellana, (former President and Chief Executive Officer) (Note 8), of $0 and $137,500 as of February 28, 2002 and February 28, 2001, respectively. Effective June 1, 2001, Mr. Castellana voluntarily terminated employment with the Company and verbally waived all rights to any accrued compensation owed to him as of that date. Accordingly, in fiscal 2001 the Company reversed a $168,750 accrual related to compensation earned by Dr. Castellana through June 1, 2001.

      Accrued salaries and wages include an amount to Mr. Braginsky, (President and Chief Operating Officer) (Note 8), of $74,667 as of February 28, 2002.


 5.   INCOME TAXES

      Income taxes consist of the following:

                                         2002          2001          2000
                                         ----          ----          ----

         Current                        $241,867      $237,556      $    --
                                        ========      ========      =======

         Deferred                       $     --      $     --      $    --
                                        ========      ========      =======

      In 2001, the Company became eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused state net operating losses (NOL) to any corporate taxpayer in the State of New Jersey for at least 75% of the tax benefits. The Company is eligible to sell a maximum of $713,987 and the amount sold and realized during the years ended February 28, 2002 and February 28, 2001 was $241,867 and $237,556, respectively. Proceeds from the sale of net operating losses are shown as income tax benefit in the consolidated statement of operations.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      As of February 28, 2002 and 2001, the Company has net operating loss carryforwards of approximately $11,652,000 and $11,100,000, respectively for federal purposes and $2,707,000 and $5,300,000, respectively for state purposes which may be used to reduce future income subject to income taxes and expire in various amounts from 2002 to 2017. As a result of these loss carryforwards, as of February 28, 2002 and 2001, the Company had a deferred tax asset of approximately $4,205,000 and $4,300,000, respectively, for which valuation allowances for the entire amounts were provided as of February 28, 2002 and 2001.


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


  8.  COMMITMENTS AND CONTINGENCIES

      DR. ROBERT R. ALFANO

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. No amounts have been paid during the three years ended February 28, 2002.

      Other Royalties

      In addition to the above royalty, the Company has obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three years ended February 28, 2002.

      Employment Agreements

      Mr. Peter Katevatis, the Chief Executive Officer and a shareholder of the Company, has an employment agreement. The agreement states that Mr. Katevatis is to be paid $200,000 per year. The agreement also provides for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract expires March 5, 2007.

      On November 17, 1999, the Company entered into a three-year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana. Pursuant to the terms of such agreement, Dr. Castellana became the President and Chief Executive Officer of the Company and was to be paid $100,000 per annum. On June 1, 2001, Dr. Castellana voluntarily terminated employment as President and Chief Executive Officer of the Company and verbally waived all salary accruing to him as of that date.

      On July 9, 2001, the Company entered into a three-year employment agreement with Sidney Braginsky. Pursuant to the terms of the agreement, Mr. Braginsky became the President and Chief Operating Officer of the Company and is to be paid $100,000 per annum.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Stock Option Commitments

      The Board of Directors has approved a 1999 Incentive Stock Option Plan (the "Plan"). The aggregate number of shares that may be issued under the options shall not exceed 3 million. The Plan is subject to shareholder approval that the Company expects to obtain at some future date and therefore any awards granted under the Plan will not be deemed granted until such approval is obtained from the shareholders.

      In connection with their employment agreements, the Company has granted stock options under the Plan to Mr. Castellana and Mr. Braginsky. Such stock options are exercisable upon the attainment of certain milestones as defined in each of their employment agreements.

      Mr. Castellana was granted options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share, which is subject to a series of milestones as described in his employment contract. As of June 1, 2001 Mr. Castellana resigned from the Corporation and forfeited the stock options. In prior years the Company disclosed in its footnotes that Mr. Castellana's stock options were granted and outstanding. The disclosure of Mr. Castellana's stock option award has been moved to the commitments and contingencies footnote because the Plan has not been approved by the Company's shareholders. There is no financial statement impact to this change in disclosure.

      Mr. Braginsky was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 150,000 shares and at an option price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options is subject to a series of milestones described in his employment agreement. In the event shareholders approve the Plan and these options become exercisable, the Company would record the estimated fair value of the award in accordance with the expense recognition method as described in APB 25.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      Activity related to contingent stock option commitments during the three-year period ended February 28, 2002 is as follows:

                                                                       WEIGHTED
                                                         EXERCISE      AVERAGE
                                                           PRICE       EXERCISE
                                            SHARES         RANGE        PRICE
                                            ------       --------      --------

        Outstanding, February 28, 1999           -0-
        Granted                              914,373       $.32          $.32
                                             -------

        Outstanding, February 29, 2000 and
           February 28, 2001                 914,373       $.32          $.32

        Outstanding, February 28, 2001       914,373       $.32          $.32
        Granted                            2,000,000    $.25-$1.00      $ .94
        Forfeited                           (914,373)      $.32          $.32
                                            --------

        Outstanding, February 28, 2002     2,000,000    $.25-$1.00       $.94


 9.   STOCKHOLDERS' DEFICIT

      PREFERRED STOCK

         The Company is authorized to issue 50,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by shareholders. The Board of Directors has designated 2,074 shares of preferred stock as series A preferred stock. During the fiscal year ended February 28, 2002, this stock was redeemed for 20,740 shares of common stock. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      PRIVATE OFFERINGS

         During 2000, the Company issued 300,000 shares of common stock at a price of $.25 per share for $75,000. During 2001, the Company issued 150,000 shares of common stock at a price of $.25 per share for $37,500. During 2002, the Company issued 180,000 shares of common stock at a price of $.25 per share for $45,000.

      COMMON STOCK ISSUED FOR SERVICE

         During 2000, the Company issued 300,000 shares of common stock at a value of $56,543 for services provided to the Company. This amount has been recorded as general and administrative expense in the consolidated statement of operations.

         During 2001, the Company issued 50,000 shares of restricted common stock at a value of $7,500 for services provided to the Company. This amount has been recorded as general and administrative expense in the consolidated statement of operations.

         During 2002, the Company issued 500,000 shares of restricted common stock at a value of $87,500 for services provided to the Company. This amount has been recorded as general and administrative expense in the consolidated statement of operations.

      STOCK WARRANTS

         Stock warrant activity during the three year period ended February 28, 2002, was as follows:

                                         SHARES           EXERCISE
                                       AVAILABLE         PRICE RANGE
                                      ----------         -----------
Outstanding February 28, 1999          2,346,632         $.25-$1.20
Granted                                3,045,412         $.05-$. 75
Exercised                               (100,000)        $   .25
                                      ----------

Outstanding, February 29, 2000         5,292,044         $.05-$1.20
Granted                                  200,000         $   .25
                                      ----------         ----------

Outstanding, February 28, 2001         5,492,044         $.05-$1.20
Granted                                2,250,000         $.25-$1.00
Forfeited                             (1,978,746)
                                      ----------         ----------

Outstanding, February 28, 2002         5,763,298         $.05-$1.20
                                      ==========         ==========

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         In connection with private placement offerings during fiscal 1997, 1996 and 1995, the Company granted warrants to purchase 400,000, 1,025,000 and 256,250 shares of common stock, respectively. The warrants are exercisable at $ 1.00 per share and expire in March 2003.

         During fiscal 1997, Mr. Herbert L. Hugill, former President and Chief Executive Officer of the Company was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July 2003 upon the attainment of certain defined milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of February 28, 2002, no milestones have been achieved.

         During fiscal 1999 the Company borrowed funds from Mr. Tami Adelstein and issued him a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. Also during 1999, the Company issued Mr. Adelstein 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expire in 2003.

         During fiscal 2000, Dr. Costellana, in connection with his employment agreement was issued a warrant to purchase up to 1,978,746 shares of the Company's common stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746 shares. The 150,000 shares vested upon his first day of work which was February 1, 2000. In connection with vesting on February 1, 2000, the Company recognized an expense of $98,079 which represented the fair market value of the warrant on the vesting date since the warrant was issued prior to the effective employment date. Dr. Castellana's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. On June 1, 2001, Dr. Castellana resigned as President and Chief Executive Officer of the Company. As a result of his resignation and the milestones not being attained as of that date, the warrants have been forfeited.

         Also, during 2000 warrants were issued to purchase 566,666 shares of the Company's common stock at an exercise price of $.25 to $.75 per share for cash and services. The Company also granted CCNY a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00, which expires in 2003.

         During 2001 warrants were issued to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share for services provided to the Company. The warrants expire in March 2003. Also during 2001, the Company issued 150,000 shares of common stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share for $37,500. The warrants expire in March 2003.

         During fiscal 2002, Sidney Braginsky in connection with his employment agreement, was issued a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.25 per share for the first 150,000 shares and at an exercise price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options and shares under the warrant is subject to a series of milestones described in his employment agreement.

         Also during 2002, the Company issued 50,000 shares of common stock at a value of $7,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share, which was above the current market price for secretarial services provided to the Company. The warrants expire in March 2003.

         In 2002, the Company issued 400,000 shares of common stock at a value of $76,000 and issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.25 per share, which was above the current market price for financial advisory services. The warrants expire in 2006.


10.   SUBSEQUENT EVENTS

      RESEARCH FOUNDATION OF THE CITY UNIVERSITY OF NEW YORK

      The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. As of February 28, 2002 and 2001, the Company owed "RFCUNY" $283,404, which is included in accrued consulting and university fees.

      On June 10, 2002, the parties entered into an agreement to amend the terms and conditions of their previous arrangements to reduce the royalty percentage charged. The parties also agreed to restructure the liability owed to "RFCUNY" by the Company issuing 283,228 shares of common stock at a price of $ .25 per share as repayment of 25% of the obligation; a cash payment of $ 85,045, which represented 30% of the obligation; and a five year option to purchase 600,000 shares of the Company stock at $ 1.00 per share for the remaining 45% of the obligation. These shares can be exercised at anytime within a five year period ending June 2007.

      MEDIPHOTONICS LABORATORY AT THE INSTITUTE OF ULTRAFAST
      SPECTROSCOPY OF THE CITY UNIVERSITY OF NEW YORK

      In June 1992, the Company and "RFCUNY" established the Mediphotonics Laboratory at the Institute of Ultrafast Spectroscopy and Lasers at the City University of New York ("MPL") to provide technical and research assistance to the Company to support its clinical trials and research.

      Until July 1998, the Company provided annual funding grants to MPL. The arrangement was renewed annually, and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. Because of funding limitations, the Company was unable to renew the contract following expiration in 1998.

      On June 10, 2002, the Company and MPL executed an agreement to provide technical and research assistance to the Company for the period from July 1, 2002 to June 30, 2003 at a cost of $35,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT Officers and Directors The directors, executive officers and significant employees of the Company are:


Name                   Age             Position
----                   ---             --------
Sidney Braginsky       60         President chief operating officer

Peter Katevatis        68         Chairman of the Board,
                                  Chief Executive Officer
                                  and Treasurer

John M. Kennedy        65         Vice President and Secretary

William Armstrong      85         Director

Mathew Culligan        82         Director *

Michael N. Kouvatas    75         Director

John P. Matheu         80         Director

Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors.

Sidney Braginsky, as of July 9, 2001 has assumed the role of President COO and Board of Director Member of Mediscience Technology under a three year milestone structured equity compensation agreement. ( see 8-K dtd July 25, 2001 ). Mr. Braginsky was formerly with OLYMPUS OPTICAL LTD for 27 years most recently as President CEO of OLYMPUS AMERICA, Inc., the Olympus US subsidiary. OLYMPUS LTD. is a multi-national corporation headquartered in Tokyo Japan and a world leader in microscopes, endoscopes, automatic blood and fluid chemistry analyzers measuring research, industrial and consumer products. Mr. Braginsky is a present board member of, NOVEN Pharmaceuticals, REDOX Pharmaceuticals, ELECTRO-OPTICAL SYSTEMS, Inc., ESTEK CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory.

Peter Katevatis has served as Chairman of the Board of Directors since 1993 and CEO as of July 9th 2001 when Sidney Braginsky by contract became President, and COO. He served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, PA and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December, 1992. He is a member of the American Arbitration Association and also serves as an arbitrator with the National Association of Security Dealers (NASDQ. He is a member of the National District Attorney's Association.

John M. Kennedy currently serves a Vice President and Secretary of the Company, as well as being a director of the Company since 1982 and audit committee chairman since 2000. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as secretary since 1986. Mr. Kennedy is Chairman of the Board, Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry located in Somerdale, New Jersey. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank. Mr. Kennedy is a member and the Chairman of the Mediscience Audit Committee.

William W. Armstrong has served as a director of the Company since 1978 and audit committee member since 2000. He has been in retirement since 1982 following a 36 year career as a research scientist with Pfizer Inc, a world wide health care, personal care and specialty chemicals manufacturer headquartered in New York City. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer concerning programs involved with disperse systems and complex liquids his field of expertise. He has been awarded 14 patents concerned in general with therapeutic agent dosage delivery systems. Mr. Armstrong is a member of the Mediscience Audit Committee.

 * Mathew Culligan passed away January 2002 after a brief illness. He had served as a director of the Company since March, 1990. Since 1988, Mr. Culligan has served as Chairman and Chief Executive of Culligan / Kahn Associates, a broadcast production company located in New York, New York. Mr. Culligan, in 1984 founded Environmental Monitor, a non-profit organization dedicated to providing a computerized service of environmental conditions and currently serves as its Chairman. Mr. Culligan has at various times during his career, served as President of the NBC Radio Network; Elective Vice President of NBC Television; Chairman of the Mutual Broadcasting Company; and as Chairman and President of Curtis Publishing Inc., the publisher of among other periodicals, Saturday Evening Post, Ladies Home Journal and Holiday. Mr. Culligan has also been the author of twelve published books and was the creator of two television shows.

John P. Matheu has served as a director of the Company since July, 1996, and audit committee member since 2000. Mr. Matheu is currently general partner and co-founder of MATCO & Associates, a firm specializing in providing management consulting services to decision makers in biopharmaceutical, medical devices and health care firms. Previously, he was employed by Pfizer Inc. during which time he held a wide range of management positions primarily in distribution, marketing and sales. As Vice President, he established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories 800 person field sales force, its hospital marketing group and its training department. He left Pfizer in 1984 and founded Matheu Associates, a management consulting firm. Mr. Matheu is a member of the Mediscience Audit Committee.

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

Scientific Advisory Board

The Scientific Advisory Board's Chairman is Dr. Robert R. Alfano* distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology. and a *principal stockholder of the Company. He supervises the research and development of the Company's cancer diagnostic technology and is principal investigator at CCNY. Since 1972, he has been affiliated with the Physics Department of CCNY. He presently directs the institute for Ultra fast Spectroscopy and Lasers and the Photonics Engineering Laboratories at City College. From 1964 to 1972, he was a member of the technical staff of General Telephone & Electronics Laboratories. Dr. Alfano received an Alfred P. Sloan Fellowship Research corporation Award and was made a Fellow of the American Physical Society in 1976. In 1983 he received the Outstanding Italian-American Award for Science. In May, 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultra fast phenomena. He has been a consultant to several major corporations including GTE, Clairol, Phillips Dental and Hamamatsu Photonics. Dr. Alfano is on the advisory board of Photonics Spectra Magazine. He is a reviewer for prestigious professional journals in the fields of physics, optics, photo biology, photochemistry and biophysics. He received his B.S. and M.S. degrees in Physics from Fairleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D in Physics from New York University in 1972. . Dr. Alfano is a principal stockholder of the Company and a contracted paid consultant. (see infra)

Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue auto fluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles, papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April, 1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues. Each member of the Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share. ITEM 10. EXECUTIVE COMPENSATION The following sets forth a summary of compensation paid or accrued to the executive officers of the Company for fiscal years ending February 29, 2002, February, 28 2001, February 28, 2000 and February 28, 1999 whose compensation exceeded $100,000.


                       SUMMARY COMPENSATION TABLE

Name and                  Year ended                      Other Annual
Principle Position       Feb. 28 (29)      Salary         Compensation
------------------       ------------     --------        ------------
Peter Katevatis             2002          $200,000        $ 53,041 (1)
CEO                         2001          $200,000        $ 61,977 (1)
Chairman                    2000          $200,000        $ 67,614 (1)
                            1999          $200,000        $ 61,936 (1)


Sidney Braginsky            2002          $74,333            --0--
President COO

(1) Includes payment to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ending in February 2002. February 29,2001,February 28, 2000 February 28,1999, February 28, 1998 (fiscal years 2001 2000, 1999, 1998 respectively), and partial contract benefits for fiscal year ending 2002 under his employment agreement of automobile expense $2,407 and health insurance$647.00

Contract benefits for fiscal year 2001 under his employment agreement were automobile expense $7,318, auto insurance $705.00, and health insurance $3,954. Contract benefits for 2000 were automobile expense $10,535, auto insurance $2,828, and health insurance $4,251. Contract benefits paid in 1999; automobile expense of $5,464, automobile insurance of $3,541 and health insurance of $2,931. See Note 3 to consolidated Financial Statements.


Option Exercises and Holdings

In April 1996, Messrs. Katevatis, Kouvatas, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and accordingly, the Company recorded $690,792 as additional compensation expense. The flowing table provides information regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Company's executive officers at February 28, 2002. In addition the following table sets forth the values for "in-the-money" options, which represent the positive spread between the exercise price of the existing options and $0.875 which was the closing price for the Company's Common Stock in the over-the-counter market on February 28, 2002.




                     UNEXERCISED OPTIONS AT FISCAL YEAR-END


 Number of shares underlying                Value of unexercised
unexercised options at year end       in-the-money options at year end
-------------------------------          ------------------------------
Exercisable       Unexercisable       Exercisable         Unexercisable
-----------       -------------       -----------          -------------
    0                   0                     0                       0


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

                          Amount of Beneficial              Percentage of
Name and Address             Ownership                          Class
---------------          --------------------               -------------
Peter Katevatis
P.O. Box 598 08003
Woodcrest Cherry Hill NJ  4,725,595 (1)(2)(3)(4)(5)(12)(15)       13.4

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083   2,677,933 (5)(6)(12)                     7.5

William W. Armstrong
P.O Box 607
Tupper Lake, NY 2986        355,200 (5)(7)(12)                    0.09

Michael Kouvatas
27 Kings Highway
East Haddonfield NJ 08033   684,666 (5)(8)(12)                     1.9


Mathew Culligan
410 East 65 Street
New York, NY 10021            20,000 (10)                        0.005

Robert C. Miller
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                 0 (14)                         0.00


Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031             1,414,000 (11)                      4.0

All directors and officers as a group
7 persons                      8,770,894 (13)                     24.7


                   ==========================================

(1) Includes the issuance of a net of 398,167 restricted shares acquired by Mr. Katevatis pursuant to the exercise of stock options described in footnotes
     (5) and (12) below.

(2) Includes 824,500 restricted shares issued for past performance and services rendered to the Company.

(3) Includes 552,664 restricted shares issued in consideration for contractual reduction in salary.

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

(13) Includes the shares described in notes (1), (6), (7), (8), (9) and (10) above.

(14) Excludes 3,041,500 shares beneficially owned by Allen & Company, Incorporated, (8.5%- includes 1,041,500 warrants) reflected in Amendment No. 6 to their Schedule SC13G/A dated 2/14/02 filed by Allen & Co. Mr. Miller is a vice president and a director of Allen & Company, Incorporated.

(15) On Dec.1 2001 with the unanimous approval of the Board of Directors the Series A preferred was by agreement converted at the rate of ten (10) shares of Mediscience Common for each share of preferred with a total issuance of 20,740 shares to the eight (8) holders. This transaction was valued at $1.00 per share in the conversion. Peter Katevatis owned 122 shares of the Series "A" 1972 Preferred which he converted into 1,220 shares of Common Restricted per Rule 144 Sec Act of 1933. The foregoing table does not include options granted to former placement agents of the Company's securities to purchase 111,912 shares of Common Stock.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 1988, the Company acquired from Dr. Robert Alfano, a principal stockholder of the Company and Chairman of the Scientific Advisory Board, all of the issued and outstanding stock of Laser Diagnostic Instruments, Inc. whose only asset was US patent number 4,930,516 (previously defined as "LDI") in exchange for 1,500,000 shares of the Company's Common Stock. Additionally, LDI is under an obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in patent number 4,930,516 to Michelle Alfano, Dr. Alfano's daughter. In April, 1992 the Company entered into a five (5) year Consulting Agreement with Dr. Alfano. By letter Agreement, dated August 5, 1995, the Company extended his Employment Agreement to March 5, 2002 under the same terms and conditions. Pursuant to the terms of such Consulting Agreement, Dr. Alfano is to be paid a consulting fee of no less that $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business. The Consulting Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas applied to the key executives of the Company. Herbert L. Hugill terminated his tenure as President/CEO January 31, 1998, whereupon Mr. Katevatis reassumed those responsibilities, and Mr. Hugill resigned from the Board of Directors effective March 6, 1998. Mr. Clarence Wurtz resigned from the board effective September 30, 1998.

Peter Katevatis Pres/CEO and Dr. Alfano principal scientific advisor have agreed to forbear any and all collection action against Mediscience for accrued salary and related contractually entitled items including forgiveness of interest in exchange for the option of converting such accrued debts into MTC common stock on the basis of (0.25 cents), which is above the average High Bid price on June 9 through the 12th 1998, which was 0.15 cents. Said option to be unlimited in duration. Should MTC receive funding Katevatis and Alfano may elect to receive all or part of such accrued debt in cash/shares. This right shall be assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the corporate debt accrued and owing to Katevatis/Alfano. This offer by Katevatis/Alfano was unanimously accepted by the Board of Directors December 4, 1998 and continues in effect. On August 18, 1999 the board of directors unanimously extended Mr. Katevatis's existing contract expiration date from March 5, 2002 to March 5, 2007, maintaining all other original contract terms and conditions, in recognition of his personal financial investment in the Company, the periodic voluntary non-assertion of his contractual anti-dilution rights and other significant consideration to the Company. On August 18, 1999 Dr. Alfano agreed to extend his agreement, on the same original contract terms and conditions, from its expiration date of March 5, 2002 to March 5, 2007.

On November 17, 1999 the Company entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana, approved by Board of Director action November 18, 1999. Pursuant to the terms of such agreement, Dr. Castellana will assume the position as President and Chief Executive Officer at a salary of $100,000 per annum with eligibility for an additional $50,000 annual bonus based on milestone achievement. In addition, Dr. Castellana will be issued options to purchase up to 914,373 shares of Mediscience Common Stock at an option price of $.32 per share and may buy a warrant to purchase up to 1,978,746 shares of Mediscience Common Stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746. Dr. Castellana is subject to a series of contractual milestones described in his business plan (approved by Board of Directors 11/18/99)for development and marketing the registrant's platform technology with Sarnoff Research Corporation, including the obtaining of funding on terms favorable to the Company. The agreement provides for broad anti-dilution protection for Dr. Castellana and founders Dr. Robert Alfano and Peter Katevatis subject to adjustment in the event of stock splits, reverse stock splits and other similar events and also in the event of the issuance of any shares of MDSC common stock in lieu of salary, consulting fees, options, warrants or services rendered. As of June 1, 2001 Dr. Castellana terminated his agreement in total and verbally waived all salary.


ITEM 13. SUBSEQUENT EVENTS:

                   REGISTRANTS 8-k FILING dated JUNE 12, 2002
                   ------------------------------------------

Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUN has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).



B Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed and fully funded a new agreement with "The Institute for Ultra fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India.



ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(a)  Exhibits.

10.01 Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis. (1)

10.02 Consulting Agreement dated April 21, 1992 between the Registrant and Dr. Robert R. Alfano (2)

10.03 Extension Agreement between the Registrant and City College of the City of New York (3)

10.04 Research Proposal to Registrant submitted jointly by the City Collage of the City University of New York and the Research Foundation of the City University of New York (4)

10.07 Agreement dated December 1, 1988 by and among the Registrant,Laser Diagnosis and Robert Alfano, as amended and modified on October 24, 1988 (7)

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

================================================================================


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

(32) Filed as exhibit A to Registrant's current report on Form 8-K dated Nov 23 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                  Mediscience Technology Corp.


                                      /s/ Peter Katevatis
                                      ------------------------------------------
Date:  June 1 , 2001              By: Peter Katevatis, Chairman of the Board and
                                       Chief Executive Officer



================================================================================


                        POWER OF ATTORNEY AND SIGNATURES
                        --------------------------------

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


Signature & Date                                     Title
-------------------------                            -----


/s/ Peter Katevatis                Chairman of the Board, Principl Officer
-------------------------          and Financial Officer
Peter Katevatis, Esq.
June 14,2002



/s/ William Armstrong
-------------------------
William Armstrong                                  Director
June 14,2002

/s/ John M. Kennedy
-------------------------
John M. Kennedy                                    Director
June 14,2002


/s/ Michael N. Kouvatas
-------------------------
Michael N. Kouvatas, Esq.                          Director
June 14,2002


/s/ John P, Matheu
-------------------------
John P.Matheu                                      Director
June 14,2000


/s/ Sidney Braginsky,                     President/COO Director
-------------------------
June 14,2002


================================================================================

                          MEDISCIENCE TECHNOLOGY CORP.

In parallel and while building on our prior accomplishments, the Company continues to address several critical unresolved issues, the most important of which is the lack of adequate funding to maintain business momentum and properly leverage our intellectual property assets; the resolution of this issue continues to be a principle focus and the highest priority of management. In the absence of the availability of such financing on a timely basis, the company may be forced to materially curtail or cease its operations. We are faced with a broad world-wide market presently dominated by pessimism and a desire for security in investment that we intend to overcome.

As previously reported, the Company had an outstanding financial obligation to the University (RFCUNY). Effective May 31, 2002 (8-K SEC filing June 11,2002) and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), erases all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant expiring May 31, 2007 to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming

Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. (RFCUNY) also has a prior issued warrant to purchase five hundred thousand (500,000) shares of Mediscience common SEC Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

 Also Effective May31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed and fully funded a new agreement with "The Institute for Ultraffast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India.

We have reduced the company's debt significantly and successfully, negotiated an agreement with RFCUNY that is in the best interests of our shareholders. The Company and the City University have a long and productive history of cooperation and are committed to continuing and building upon the relationship that has been so beneficial to both parties.

The Company continues to be eligible to receive additional benefits under the State of New Jersey Technology Business Tax Certificate Program through the sale of its New Jersey Net Operating Loss carryover. The Company applied for and received such benefits and intends to apply successfully this year. The
Company has already entered into an agreement on very favorable terms with a New Jersey corporate taxpayer to purchase the NOL subsequent to State approval. (This NJ tax benefit allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any corporate taxpayer in the state for no less than 75% of benefits -- our sale contract was for 83.3% negotiated up to the present 87.0%. We intend that the year 2002 will mark a turning point for the Company as we focus on achieving the following key objectives: 1) complete financing activities and fully initiate business plan implementation; 2) complete development and testing of a second generation imaging system with fiberoptic capability to support clinical trials for product registration; 3) Insure the continuity of intellectual property ownership and basic research programs; and 4) continue to evaluate and prioritize new areas of opportunity for our technology. We and our development partners firmly believe that the platform technology developed by Mediscience and the City University over the past ten years is paradigm shift, and has the potential to significantly impact both the quality and the cost of healthcare. The Company and the City University have developed and refined working prototypes that have been validated in both pre-clinical and clinical trials at leading medical institutions (e.g. Sloan Kettering Cancer Center, Cornell University New York Medical Center, etc.); we are ready to begin the process of product commercialization. With your support, we will make every effort to ensure that the full potential of our technology is realized, and that our company plays a leadership role in its introduction to the healthcare market.

For your continued information we have developed and launched a Mediscience web site MEDISCIENCETECH.com There is a video on the site prepared by CUNY and narrated by Dr. Alfano that you will find informative.


Peter Katevatis, Esq.
Chairman