Form 10QSB
period 2002-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2002-07-30
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

Quarterly  Report Under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934

          For Quarter Ended May 31, 2002 Commission File Number 0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2002.

   Title of Class                                  Number of Shares Outstanding
   --------------                                  ----------------------------
Common Stock, par value
$.01 per share                                                36,976,870

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  MAY 31, 2002
                                  ------------


                                      INDEX
                                      -----


                                                                    PAGE
                                                                    ----
PART I.   Financial Information
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as at May 31, 2002
          (Unaudited) and February 28, 2002 (Audited)                 1
          Consolidated Statement of Operations for the
          Three Months Ended May 31, 2002 (Unaudited)
          and May 31, 2001 (Unaudited)                                2
          Consolidated Statement of Cash Flows for the
          Three Months Ended May 31, 2002 (Unaudited)
          and May 31, 2001 (Unaudited)                                3
          Exhibit to Statements of Operations                         4
          Notes to Financial Statements                             5 - 9
Item 2.   Management's Plan of Operation                           10 - 12
PART II.  Other Information                                        13 - 14
Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                       May 31, 2002      February 28, 2002
                                                       (Unaudited)          (Audited)
                                                       ------------      -----------------
CURRENT ASSETS
--------------
   Cash and Cash Equivalents                           $     56,476        $    115,551

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Net of Accumulated Depreciation $203,010
    May 31, 2002; $202,689 - February 28, 2002                  967               1,289
                                                       ------------        ------------

TOTAL ASSETS                                           $     57,443        $    116,840
------------                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts Payable                                    $      8,488        $     13,373
   Accrued Liabilities                                    2,643,271           2,503,960
   Officer and Other Loans                                   56,569              78,711
                                                       ------------        ------------
        Total Current Liabilities                         2,708,328           2,596,044
                                                       ------------        ------------
STOCKHOLDERS' DEFICIT
---------------------
   Common Stock $.01 Par Value, Authorized
    39,950,000 Shares; Outstanding - 36,976,870 Shares
    - May 31, 2002 and February 28, 2002                    369,769             369,769
   Additional Paid-in Capital                            18,400,490          18,400,490
   Accumulated Deficit                                  (21,421,144)        (21,249,463)
                                                       ------------        ------------
        Total Stockholders' Deficit                      (2,650,885)         (2,479,204)
                                                       ------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT              $     57,443        $    116,840
-----------------------------------------              ============        ============


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                THREE MONTHS
                                                                ------------
                                                         2002                2001
                                                         ----                ----
Net Sales                                            $         --          $       --
Cost of Sales
     Gross Profit                                              --                  --
                                                     ------------        ------------
General and Administrative Expense                        160,663             159,514
Product Development Expense                                    --                  --
Advertising, Travel and Marketing                          11,313               7,136
                                                     ------------        ------------
     Total Expenses                                       171,976             166,650

Other Income                                                  295                  67
                                                     ------------        ------------

Loss Before Extraordinary Item                           (171,681)           (166,583)


Net Loss                                             $   (171,681)       $   (166,583)
                                                     ============        ============

Net Loss Per Common Share, Basic and Diluted         $     (0.005)       $     (0.005)
                                                     ============        ============

Weighted Average Number of Shares
 of Common Stock Outstanding                           36,976,870          36,276,130
                                                     ============        ============


         "See Accompanying Notes to Consolidated Financial Statements."


                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------




                                                                 2002            2001
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net Loss                                                   $(171,681)        $(166,583)
   Adjustment for Item Not Requiring Cash Outlay
       Depreciation                                                 322               878
                                                              ---------         ---------
       Subtotal                                                (171,359)         (165,705)

   Changes in Assets and Liabilities:
       Increase (Decrease) in Accounts Payable                   (4,885)           (4,893)
       Increase (Decrease) in Other Accrued Liabilities         139,311           150,257
       Increase (Decrease) In Officer and Other Loans           (22,142)           14,555
                                                              ---------         ---------
            Net Cash Flows (Used for) Operating Activities      (59,075)           (5,786)
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                --
------------------------------------
                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                 --                --
------------------------------------
                                                              ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (59,075)           (5,786)
------------------------------------------------              ---------         ---------
CASH AND CASH EQUIVALENTS
-------------------------
   Beginning Balance                                            115,551             7,120
                                                              ---------         ---------
   Ending Balance                                             $  56,476         $   1,334
                                                              =========         =========


         "See Accompanying Notes to Consolidated Financial Statements."



                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING




                    Common                                                           Weighted
                    Stock                                                             Average
                $.01 Par Value              Common              Number of            Number of
                  Issued and                Stock                 Shares              Shares
                 Outstanding             Equivalents           Outstanding          Outstanding
              ------------------        --------------       ----------------    ------------------
March 2002       36,976,870                  --                36,976,870
April 2002       36,976,870                  --                36,976,870
May 2002         36,976,870                  --                36,976,870           36,976,870


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

     The consolidated financial statements as of and for the three month periods ended May 31, 2002 and 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

4.    Related Party Transactions

     Legal services rendered by Mr. Katevatis amounted to $12,500 for the three months ended May 31, 2002 and May 31, 2001. These amounts are recorded in general and administrative expense.

     As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $825 and $553 in 2002 and 2001, respectively.


5.    Other Accrued Liabilities

Accrued liabilities consist of the following:


                                   May 31, 2002        February 28, 2002
                                   ------------        -----------------

Legal and professional fees      $       274,750       $        256,418
Consulting and university fees         1,165,232              1,125,731
Salaries and wages                     1,159,000              1,081,000
Other                                     44,289                 40,811
                                 ---------------       ----------------
                                 $     2,643,271       $      2,503,960
                                 ===============       ================


     Included in legal and professional fees as of May 31, 2002 and February 28, 2002 is $200,000 and $187,500, respectively, for legal services rendered by Mr. Katevatis (Note 4).

     Included in research and development as of May 31, 2002 and February 28, 2002 is $838,151 and $797,318, respectively, owed to Dr. Alfano (Note 6) with respect to his consulting agreement.

     Included in salaries and wages as of May 31, 2002 and February 28, 2002 is $1,056,333 and $1,006,333, respectively, owed to Mr. Katevatis and $102,667 and $74,667, respectively, owed to Mr. Braginsky in accordance with their respective employment agreements.

6.   Commitments and Contingencies

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

     In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. No amounts have been paid during the three month periods ended May 31, 2002 and 2001.

     Other Royalties

     In addition to the above royalty, the Company has obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three month periods ended May 31, 2002 and 2001.

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

7.   Subsequent Events

     Research Foundation of The City University of New York

     The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. As of May 31, 2002 and February 28, 2002, the Company owed "RFCUNY" $283,404, which is included in accrued consulting and university fees.

     On June 10, 2002, the parties entered into an agrement to amend the terms and conditions of their previous arrangements to reduce the royalty percentage charged. The parties also agreed to restructure the liability owed to "RFCUNY" by the Company issuing 283,228 shares of common stock at a price of $.25 per share as repayment of 25% of the obligation; a cash payment of $85,045, which represented 30% of the obligation; and a five year option to purchase 600,000 shares of the Company stock at $1.00 per share for the remaining 45% of the obligation. These shares can be exercised at anytime within a five year period ending June 2007.


     Mediphotonics Laboratory At The Institute Of Ultrafast Spectroscopy Of The City University of New York

     Promisory Note

     The cash payments of $120,045 for the two above transactions was financed by a promissory note dated June 20, 2002 between the Company and the Olive Cox Sleeper Trust (the "Trust"). Terms of the note call for interest at 12% per annum. The principal amount outstanding on the note plus all accrued interest is due and payable on February 20, 2003. There is a conversion feature on the note that allows the trust to convert the principal and accrued interest on the note on February 20, 2003 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion.

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------


     The Company is engaged in the design and development of diagnostic medical devices that detect cancer using light induced native tissue fluorescence spectroscopy to distinguish between pre- malignant, malignant, and normal or benign tissue. Both pre-clinical and clinical study results support the Company's belief that its proprietary technology, when fully developed, will be a useful and commercially viable adjunct to the physician for screening and diagnosis of cancer and molecular physiological changes in tissue/organs.

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

     Until July, 1998, the Company provided annual funding grants to the Mediphotonics Laboratory of the City University of New York in accordance with a budget of activities and expenditures negotiated between the Company and the University. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days prior written notice. The contract with CUNY was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October, 1998 extension. Effective June 10, 2002 the Company executed a new agreement with "The Institute for Ultrafast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". The agreement with a term of July 1, 2002 to June 30, 2003, provides continual technical and research assistance to the Company in support of existing and anticipated clinical trials in the United States and India.

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

     The five critical milestones (each, a "Critical Milestone") described in the Business Plan for Sidney Braginsky to accomplish with appropriate funding to the Company are:

      (viii) preclinical toxicity studies within 9 months of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),

      (ix) device development and preclinical validation within 15 months of the Initial Funding Date,

      (x)             phase I clinical trials within 24 months of the Initial
                      Funding Date,

      (xi) phase 111 clinical trials and PMA submission to the FDA within 34-1/2months of the Initial Funding Date and

      (xii)           PMA approval within 36 months of the Initial Funding Date.


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

     Previously two important derivative issues related to the Company's research and licensing agreements with the City University of New York. The Company had an outstanding financial obligation to the University for work conducted during the period August 1997 through July 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. In October 2000, the Company and the City University entered into a second agreement, which further extended the time for payment until October 31, 2001. The time period for negotiating a minimum royalty agreement on certain patents, which have or will pass the five-year period for commercialization, was also extended until October 31, 2001. In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty Agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. As of the date of this filing, nine patents for which the Company has an exclusive license from the Research Foundation have passed the five-year commercialization window. The Company had negotiated with the Research Foundation and extended the period of exclusivity for this intellectual property. The Company holds and totally owns certain patents independent of CUNY that are not so affected which are seminal to its basic technology. Effective June 10, 2002 the Company executed a new contract with the Research Foundation City University of New York (RFCUNY), unanimously approved by the Board of Directors May 30, 2002 that supercedes all prior agreements with (RFCUNY), erases all MTC debt to RFCUNY and reduces MTC royalty rate from 5% of 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC 144 shares. 3. Registrant's issuing a five (5) year Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC 144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract. Registrant contractually can at any time cancel the five (5) year Warrant to (RFCUNY) during the 5 years with a non-interest bearing cash payment and avoid the issuance of the 600,000 shares.

     The cash payment of $85,045 for the above transaction was financed as part of a $120,045 promissory note dated June 20, 2002 between the Company and the Olive Cox Sleeper Trust (the "Trust"). Terms of the note call for interest of 12% per annum. The principal amount outstanding on the note plus all accrued interest is due and payable on February 20, 2003. There is a conversion feature on the note that allows the trust to convert the principal and accrued interest on the note on February 20, 2003 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion.

     Mediscience will continue its contracted research programs with the Research Foundation of the City of New York and Director Dr. Robert Alfano.

     The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer, Public Service Electric and Gas Co. of New Jersey to purchase the NOL. The Company applied again as of June 25, 2001 (second of three year Agreement). On September 27, 2001 Peter Katevatis, Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 the New Jersey Economic Development Authority advised that our (2nd) application for State fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. In January 2002, the Company received $241,867 as a result of its agreement with PS&G for the sale of the Company's State NOL benefits.

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Changes in Securities
           ---------------------

           See Item No. 6

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          On or about June 12, 2002 the Company filed a Form 8-K, as follows, which was subsequently ammended with an 8-KA filed on June 30, 2002:

     A. Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), erases all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC 144 shares. 3. Registrant's issuing a five (5) year Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC 144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUNY has a prior warrant to purchase five hundred thousand (500,0000 shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million One Hundred Thousand (1,100,000).

     B. Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed and fully funded a new agreement with "The Institute for Ultrafast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India.

          The cash payment of $120,045 for the two above transactions was financed by a promissory note dated June 20, 2002 between the Company and the Olive Cox Sleeper Trust ("the Trust"). Terms of the note was interest at 12% per annum. The principle amount outstanding on the note plus all accrued interest is due and payable on February 20, 2003.

          The note has a conversion feature that allows the "Trust" to convert the principle and accrued interest on the note on February 20, 2003 to Common Stock of the Company at the rate of one share for each $0.12 of principle and accrued interest at date of conversion.

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


                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)







DATE: ___________________           By: /s/ Peter Katevatis
                                        ----------------------------------------
                                        PETER KATEVATIS
                                        Chairman/CEO

                                    By: /s/ John M. Kennedy
                                        ----------------------------------------
                                        JOHN M. KENNEDY
                                        Treasurer
                                        Chief Accounting Officer