Form 10QSB
period 2002-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2002-10-22
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

        For Quarter Ended August 31, 2002 Commission File Number 0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2002.

     Title of Class                            Number of Shares Outstanding
     --------------                            ----------------------------
Common Stock, par value
$.01 per share                                       37,260,098

                          MEDISCIENCE TECHNOLOGY CORP.
                                 AUGUST 31, 2002


                                                                      INDEX
                                                                       PAGE
                                                                       ----
PART I.     Financial Information
Item 1.     Consolidated Financial Statements
            Consolidated Balance Sheet as of August 31,
            2002 (Unaudited) and February 28, 2002
            (Audited)                                                    1
            Consolidated Statement of Operations for the Six
            and Three Months Ended August 31, 2002
            (Unaudited) and August 31, 2001 (Unaudited)                  2
            Consolidated Statement of Cash Flows for the Six
            Months Ended August 31, 2002 (Unaudited) and
            August 31, 2001 (Unaudited)                                  3
            Exhibit to Statement of Operations                           4
            Notes to Consolidated Financial Statements                 5 - 9
Item 2.     Management's Plan of Operation                            10 - 12
PART II.    Other Information                                         13 - 15
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

                                        MEDISCIENCE TECHNOLOGY CORP.
                                        ----------------------------
                                         CONSOLIDATED BALANCE SHEETS
                                         ---------------------------


                                                    ASSETS
                                                    ------

                                                                                       August 31, 2002   February 28, 2002
                                                                                         (Unaudited)         (Audited)
                                                                                       --------------     --------------
CURRENT ASSETS
--------------

         Cash and Cash Equivalents                                                     $        8,441     $      115,551
         Prepaid Expenses                                                                      29,167                 --
                                                                                       --------------     --------------
                  Total Current Assets                                                         37,608            115,551
                                                                                       --------------     --------------
PROPERTY, PLANT AND EQUIPMENT
         Net of Accumulated Depreciation of $203,332 -
           August 31, 2002; $202,689 - February 28, 2002                                          645              1,289
                                                                                       --------------     --------------

TOTAL ASSETS                                                                           $       38,253     $      232,391
------------
                                                                                       ==============     ==============
                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                                     -------------------------------------
                                                                                       ==============     ==============
CURRENT LIABILITIES
         Accounts Payable                                                              $        9,390     $       13,373
         Accrued Liabilities                                                                2,496,586          2,503,960
         Officer and Other Loans                                                              167,449             78,711
                                                                                       --------------     --------------
                  Total Current Liabilities                                                 2,673,425          2,596,044
                                                                                       --------------     --------------
STOCKHOLDERS' DEFICIT
         Common Stock $.01 Par Value, Authorized
           39,950,000 Shares; Issued and Outstanding
           37,260,098 Shares -August 31, 2002; 36,976,870
         Shares - February 28, 2002                                                           372,601            369,769
         Additional Paid-in Capital                                                        18,431,646         18,400,490
         Accumulated Deficit                                                              (21,439,419)       (21,249,463)
                                                                                       --------------     --------------
                  Total Stockholders' Deficit                                              (2,635,172)        (2,479,204)
                                                                                       --------------     --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                              $       38,253     $      116,840
-----------------------------------------                                              ==============     ==============



         "See Accompanying Notes to Consolidated Financial Statements."



                                    MEDISCIENCE TECHNOLOGY CORP.
                                    ----------------------------
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                ------------------------------------
                     FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                     -----------------------------------------------------------
                                             (UNAUDITED)
                                             -----------



                                                 SIX MONTHS                        THREE MONTHS
                                       ------------------------------      ------------------------------
                                           2002              2001              2002              2001
                                           ----              ----              ----              ----
Net Sales                              $         --      $         --      $         --      $         --
Cost of Sales                                    --                --                --                --
                                       ------------      ------------      ------------      ------------
         Gross Profit                            --                --                --                --
General and Administrative Expense          328,031           199,340           167,368            39,826
Product Development Expense                   8,108                --             8,108                --
Advertising, Travel and Marketing            18,712            34,005             7,399            26,869
                                       ------------      ------------      ------------      ------------
         Total Expenses                     354,851           233,345           182,875            66,695
                                       ------------      ------------      ------------      ------------
Other Income
 Interest Income                                444               125               149                58
 Gain on Restructuring of Payables          164,451                --           164,451                --
                                       ------------      ------------      ------------      ------------
         Total                              164,895               125           164,600                58
                                       ------------      ------------      ------------      ------------
Net Loss                               $   (189,956)     $   (233,220)     $    (18,275)    $     (66,637)
                                       ============      ============      ============     =============
Net Loss Per Common Share, Basic
  and Diluted                          $     (0.005)     $     (0.006)     $     (0.001)    $      (0.002)
                                       ============      ============      ============     =============
Weighted Average Number of Shares
  of Common Stock Outstanding            37,118,484        36,469,463        37,260,098        36,662,797
                                       ============      ============      ============     =============


         "See Accompanying Notes to Consolidated Financial Statements."


                                  MEDISCIENCE TECHNOLOGY CORP.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                           (UNAUDITED)



                                                                                 2002           2001
                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
         Net Loss                                                             $(189,956)     $(233,220)
         Adjustment for Items Not Requiring (Providing) Cash
                  Depreciation                                                      644          1,756
                  Gain on Restructuring of Payables                            (164,451)        76,000
                                                                              ---------      ---------
                  Subtotal                                                     (353,763)      (155,464)
         Changes in Assets and Liabilities:
                  Increase in Prepaid Expenses                                  (29,167)            --
                  Decrease in Accounts Payable                                   (3,983)       (11,992)
                  Increase in Accrued Liabilities                               191,065        105,991
                                                                              ---------      ---------
                          Net Cash Flows (Used for) Operating Activities       (195,848)       (61,465)
                                                                              ---------      ---------

CASH FLOWS  FROM  INVESTING ACTIVITIES                                               --             --
--------------------------------------                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

         Net Change in Officer and Other Loans                                   88,738         15,500
         Proceeds from Issuance of Common Stock                                      --         45,000
                                                                              ---------      ---------
                          Net Cash Flows Provided By Financing Activities        88,738         60,500
                                                                              ---------      ---------

DECREASE IN CASH                                                               (107,110)          (965)
                                                                              ---------      ---------
CASH
         Beginning Balance                                                      115,551          7,120
                                                                              ---------      ---------
         Ending Balance                                                       $   8,441      $   6,155
                                                                              =========      =========


SUPPLEMENTAL SCHEDULE OF NON CASH FINANCIAL ACTIVITIES:
-------------------------------------------------------

In June 2002, the Company restructured $198,439 of accrued consulting fees for 283,228 shares of common stock of the Company at its fair value of $.12 per share and granted options to purchase 600,000 shares of the common stock of the Company with an exercise price of $1.00 per share.


         "See Accompanying Notes to Consolidated Financial Statements."


                                   EXHIBIT TO STATEMENT OF OPERATIONS
                              WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                               (UNAUDITED)
                                               -----------

                            Common                                                            Weighted
                             Stock                                                             Average
                        $.01 Par Value            Common                Number of             Number of
                          Issued and               Stock                 Shares                Shares
                          Outstanding           Equivalents           Outstanding            Outstanding
                        --------------          -----------           -----------           ------------
March 2002                36,976,870                 -                36,976,870
April 2002                36,976,870                 -                36,976,870
May 2002                  36,976,870                 -                36,976,870
June 2002                 37,260,098                 -                37,260,098
July 2002                 37,260,098                 -                37,260,098
August 2002               37,260,098                 -                37,260,098             37,118,484




         "See Accompanying Notes to Consolidated Financial Statements."

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   -----------



1. Management Plans and Going Concern Matters

Mediscience Technology Corp. (the "Company") expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek the sale of certain unused state net operating losses (NOL) under the State of New Jersey technology business tax certificate program; additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

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

The consolidated financial statements as of and for the six month periods ended August 31, 2002 and 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


         "See Accompanying Notes to Consolidated Financial Statements."

3. Significant Accounting Policies

         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

         Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

SFAS No. 145 states, among other matters, that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases is inconsistent with the criteria in Accounting Principles Board Opinion No. 30. The Company has elected early application of SFAS No. 145 and will report its gain on restructuring of payables as part of continuing operations.

4. Restructuring of Payables

In June 2002, in connection with the Company's agreement with the Research Foundation of the City University of New York ("RFCUNY"), the Company issued 283,228 shares of common stock at its fair value of $.12 per share at the date of transfer to RFCUNY to settle a $70,807 payable, resulting in a gain on restructuring of payables of $36,820.

Also included in this agreement, the Company granted options to RFCUNY to purchase 600,000 shares of the Company's common stock at an option price of $1.00 per share to settle a $127,631 payable, which resulted in a gain on restructuring of payables of $127,631.

As a result of these transactions, the total gain on restructuring of payables was $164,451, and the basic and diluted earnings per share was $.004. On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust"). Terms of the note call for interest at 12% per annum. The principal amount outstanding on the note plus all accrued interest is due and payable on February 20, 2003. There is a conversion feature on the note that allows the trust to convert the principal and accrued interest on the note on February 20, 2003 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion.


         "See Accompanying Notes to Consolidated Financial Statements."

5. Officer and Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes amounted to, $30,000 at August 31, 2002 and February 28, 2002. Accrued interest on the notes at August 31, 2002 and February 28, 2002 totaled $6,913 and $5,676, respectively.

In 2002 and 2001, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest. As of August 31, 2002 and February 28, 2002, the balance of the officer loans payable to Mr. Katevatis was, $17,404 and $48,711 respectively.

6. Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $25,000 for the six months ended August 31, 2002 and August 31, 2001. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $4,588 and $4,266 in 2002 and 2001, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

                                             August 31, 2002           February 28, 2002
                                            -----------------          -----------------
Legal and professional fees                 $         286,000          $        256,418
Consulting and university fees                        922,582                 1,125,731
Salaries and wages                                  1,237,000                 1,081,000
Other                                                  51,004                    40,811
                                            -----------------          ----------------
                                            $       2,496,586          $      2,503,960
                                            =================          ================


Included in legal and professional fees as of August 31, 2002 and February 28, 2002 is $212,500 and $187,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of August 31, 2002 and February 28, 2002 is $878,984 and $797,318, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

Included in salaries and wages as of August 31, 2002 and February 28, 2002 is $1,106,333 and $1,006,333, respectively, owed to Mr. Katevatis and $130,667 and $74,667, respectively, owed to Mr.

         "See Accompanying Notes to Consolidated Financial Statements."

Braginsky in accordance with their respective employment agreements.


8. Commitments and Contingencies

Dr. Robert R. Alfano

In April 1992, the Company entered into a five year consulting agreement (the "Agreement") with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of such Agreement, Dr. Alfano is to be paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty (50) days per annum in connection with the Company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. In August 1999, the contract was extended to March 2007. All other provisions of the Agreement remained the same.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. No amounts have been paid during the six month periods ended August 31, 2002 and 2001.

Other Royalties

In addition to the above royalty, the Company has obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the six month periods ended August 31, 2002 and 2001.

RESEARCH FOUNDATION OF THE CITY UNIVERSITY OF NEW YORK

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the six months period ended August 31, 2002 and 2001. As of February 28, 2002, the Company owed "RFCUNY" $283,404, which is included in accrued consulting and university fees.

Employment Agreements

Mr. Peter Katevatis, the Chief Executive Officer and a stockholder of the Company, has an employment agreement. The agreement states that Mr. Katevatis is to be paid $200,000 per year.

         "See Accompanying Notes to Consolidated Financial Statements."

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

In connection with their employment agreements, the Company has granted stock options under the Plan to Dr. Castellana and Mr. Braginsky. Such stock options are exercisable upon the attainment of certain milestones as defined in each of their employment agreements.


Dr. Castellana was granted options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share, which is subject to a series of milestones as described in his employment contract. As of June 1, 2001 Dr. Castellana resigned from the Company and forfeited the stock options.

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

On June 10, 2002, in connection with the Company's agreement with the RFCUNY, the Company granted options to purchase 600,000 shares of the Company's common stock at an option price of $1.00 per share. The options can be exercised within a five year period ending June 2007.




         "See Accompanying Notes to Consolidated Financial Statements."

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

In April, 1999, the Company and the City University initiated a joint effort with Sarnoff Corporation of Princeton NJ for the purpose of developing a commercial imaging system based on the Company's technology, and on the engineering background and expertise, and certain proprietary technology of Sarnoff. This effort requires significant funding which Mediscience and CUNY have been seeking without success to date.

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


         "See Accompanying Notes to Consolidated Financial Statements."

CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory.

Pursuant to the terms of such agreement, Mr. Braginsky is to be paid $100,000 per annum. In addition, on the date of this Agreement, the Company will grant to Mr. Braginsky an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of the Company common stock.
(i) 1,850,000 shares of the Company Common Stock at option price of $.1.00 per share, and (ii) 150,000 shares at $.25 per share. Sidney Braginsky's ability to exercise these options and remaining shares under the warrant is subject to a series of milestones described in his employment agreement. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the date the milestones are achieved. This option shall be effected as to any adjustment in the event of first round funding, stock splits, reverse stock splits, warrants, etc., excepting however contract rights, agreements, anti-dilution rights, etc. (reflected in corporate SEC filings) in Peter Katevatis and Dr. Robert Alfano founders.

The five critical milestones (each, a "Critical Milestone") described in the Business Plan for Sidney Braginsky to accomplish with appropriate funding to the Company are:

         (ix) preclinical toxicity studies within 9 months of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),

         (x) device development and preclinical validation within 15 months of the Initial Funding Date,

         (xi) phase I clinical trials within 24 months of the Initial Funding Date,

         (xii) phase 111 clinical trials and PMA submission to the FDA within 34-1/2months of the Initial Funding Date and

         (xiii)   PMA approval within 36 months of the Initial Funding Date.

On June 14, 2001, Peter Katevatis, Esq., Chairman CEO, entered into an agreement with Drexel University, a Pennsylvania non-profit institution of higher education wherein the parties agreed to explore a mutually satisfactory arrangement or collaboration to develop uses for Mediscience's technology in the field of fluorescence medical imaging. Drexel's successful efforts leading to such funding would provide Drexel with compensation and/or equity interest from the Company. This contract matter was in negotiations with outside counsel acting for Drexel, however Drexel advises that none of its professionals are able to file appropriate grant applications in pursuit of the funding contemplated by the agreement of June 14, 2001. Registrant continues to maintain general discussions with Drexel's representative.

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



         "See Accompanying Notes to Consolidated Financial Statements."

Previously two important derivative issues related to the Company's research and licensing agreements with the City University of New York. The Company had an outstanding financial obligation to the University for work conducted during the period August 1997 through July 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. In October 2000, the Company and the City University entered into a second agreement, which further extended the time for payment until October 31, 2001. The time period for negotiating a minimum royalty agreement on certain patents, which have or will pass the five-year period for commercialization, was also extended until October 31, 2001. In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty Agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. As of the date of this filing, nine patents for which the Company has an exclusive license from the Research Foundation have passed the five-year commercialization window. The Company had negotiated with the Research Foundation and extended the period of exclusivity for this intellectual property. The Company holds and totally owns certain patents independent of CUNY that are not so affected which are seminal to its basic technology. Effective June 10, 2002 the Company executed a new contract with the Research Foundation City University of New York (RFCUNY), unanimously approved by the Board of Directors May 30, 2002 that supercedes all prior agreements with RFCUNY, erases all the Company debt to RFCUNY and reduces the Company royalty rate from 5% of 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to RFCUNY: 1.
                                                                           -----
Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of
--------------------------------------------------------------------------------
283,228 SEC 144 shares. 3. Registrant's issuing a five (5) year option to RFCUNY
--------------------------------------------------------------------------------
providing RFCUNY the right to purchase six hundred thousand (600,000) SEC 144
-----------------------------------------------------------------------------
shares at one dollar ($1.00) per share. The agreement protects Registrant by
---------------------------------------
affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract. Registrant contractually can at any time cancel the five (5) year option to RFCUNY during the 5 years with a non-interest bearing cash payment and avoid the issuance of the 600,000 shares.

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

The Company will continue its contracted research programs with the Research Foundation of the City of New York and Director Dr. Robert Alfano.

The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer, Public Service Electric and Gas Co. of New Jersey to purchase the NOL. The Company applied again as of June 25, 2001 (second of three year Agreement). On September 27, 2001 Peter Katevatis, Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 the New Jersey Economic Development Authority advised that our (2nd) application for State fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. In January 2002, the Company received $241,867 as a result of its agreement with PS&G for the sale of the Company's State NOL benefits. On August
                                                                      ---------
20, 2002, the New Jersey
------------------------

         "See Accompanying Notes to Consolidated Financial Statements."

Economic Development Authority advised that our (3rd) application for State fiscal year 2003 (July 1,2002 to June 30, 2003) was approved. Registrant is waiting for State notice as to the dollar benefit allocated.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involve the use of estimates. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgements of management. For example, the Company uses estimates in determining accruals and contingencies and valuing options and other equity instruments. Actual results could differ from those estimates.

The Company used what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates.

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           On or about June 12, 2002 the Company filed a Form 8-K, which was subsequently amended with a Form 8-KA filed on or about June 30, 2002.

     A. Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with RFCUNY, erases all the Company debt to RFCUNY and reduces the Company royalty rate from 5% to 3.25% as to all patent/patent applications of Medical nature in exchange for the following consideration to RFCUNY: 1. Registrant's cash
                                                      ------------------------
           payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228
           --------------------------------------------------------------------
           SEC 144 shares. 3. Registrant's issuing a five (5) year option to
           -----------------------------------------------------------------
           RFCUNY providing RFCUNY the right to purchase six hundred thousand
           ------------------------------------------------------------------
           (600,000) SEC 144 shares at one dollar ($1.00) per share. The
           ---------------------------------------------------------
           agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUNY has a prior warrant to purchase five hundred thousand (500,0000 shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total options presently in
                                                 --------------------------
           RFCUNY for Mediscience common SEC 144 shares is One Million One
           ---------------------------------------------------------------
           Hundred Thousand (1,100,000).
           -----------------------------

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

          The note has a conversion feature that allows the "Trust" to convert the principal and accrued interest on the note on February 20, 2003 to Common Stock of the Company at the rate of one share for each $0.12 of principal and accrued interest at date of conversion.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  (REGISTRANT)







Date:                              By:  /s/ Peter Katevatis
------------------------------          -------------------
                                        PETER KATEVATIS
                                        Chairman/CEO

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Mediscience Technology Corp. (the "Company") on Form 10- Q for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Katevatis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


1. I have reviewed this quarterly report on Form 10-Q of Mediscience Technology Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


/s/ Peter Katevatis
-------------------------------------
Peter Katevatis
Chairman and Chief Executive Officer
(Chief Accounting Officer)