Form 10QSB
period 2003-01-14
MEDISCIENCE TECHNOLOGY CORP
filed 2003-01-14
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2002 Commission File Number 0-7405

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2002.

    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------
Common Stock, par value
$.01 per share                                                37,260,098

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                NOVEMBER 30, 2002
                                -----------------


                                      INDEX
                                      -----


                                                                       PAGE
PART I.      Financial Information
Item 1.      Consolidated Financial Statements
             Consolidated Balance Sheet as of November 30,
             2002 (Unaudited) and February 28, 2002
             (Audited)                                                  1
             Consolidated Statement of Operations for the
             Nine and Three Months Ended November 30,
             2002 (Unaudited) and November 30, 2001
             (Unaudited)                                                2
             Consolidated Statement of Cash Flows for the
             Nine  Months Ended November 30, 2002
             (Unaudited) and November 30, 2001 (Unaudited)              3
             Exhibit to Statement of Operations                         4
             Notes to Consolidated Financial Statements               5 - 9
Item 2.      Management's Plan of Operation                          10 - 13
PART II.     Other Information                                       14 - 18
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

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                                            November 30,            February 28,
                                                                                2002                    2002
                                                                            (Unaudited)              (Audited)
                                                                         -----------------       ------------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                          $             432       $          115,551
      Prepaid Expenses                                                              20,417               -
                                                                         -----------------       ------------------
           Total Current Assets                                                     20,849                  115,551
                                                                         -----------------       ------------------
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation of $203,655 -
        November 30, 2002; $202,689 - February 28, 2002                                323                    1,289
                                                                         -----------------       ------------------

TOTAL ASSETS                                                             $          21,172       $          116,840
------------
                                                                         =================       ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
-------------------
      Accounts Payable                                                   $           9,520       $           13,373
      Accrued Liabilities                                                        2,647,499                2,503,960
      Officer and Other Loans                                                      167,449                   78,711
                                                                         -----------------       ------------------
           Total Current Liabilities                                             2,824,468                2,596,044
                                                                         -----------------       ------------------
STOCKHOLDERS' DEFICIT
---------------------
      Common Stock $.01 Par Value, Authorized
        39,950,000 Shares; Issued and Outstanding
        37,260,098 Shares -November 30, 2002; 36,976,870
            Shares - February 28, 2002                                             372,601                  369,769
      Additional Paid-in Capital                                                18,431,646               18,400,490
      Accumulated Deficit                                                      (21,607,543)             (21,249,463)
                                                                         -----------------       ------------------
           Total Stockholders' Deficit                                          (2,803,296)              (2,479,204)
                                                                         -----------------       ------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                $          21,172                 $116,840
-----------------------------------------                                =================       ==================



         "See Accompanying Notes to Consolidated Financial Statements."




                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                      NINE MONTHS                           THREE MONTHS
                                         ------------------------------------- ---------------------------------------
                                                2002               2001               2002                2001
                                                ----               ----               ----                ----
Net Sales                                $       -          $       -          $        -          $        -
Cost of Sales                                    -                  -                   -                   -
                                         ------------------ ------------------ ------------------- -------------------
      Gross Profit                               -                  -                   -                   -
General and Administrative Expense                  481,764            365,131             153,733             165,791
Product Development Expense                          16,858         -                        8,750          -
Advertising, Travel and Marketing                    24,375             42,570               5,663               8,565
                                         ------------------ ------------------ ------------------- -------------------
      Total Expenses                                522,997            407,701             168,146             174,356
                                         ------------------ ------------------ ------------------- -------------------
Other Income
 Interest Income                                        466                167                  22                  42
 Gain on Restructuring of Payables                  164,451         -                   -                   -
                                         ------------------ ------------------ ------------------- -------------------
      Total                                         164,917                167                  22                  42
                                         ------------------ ------------------ ------------------- -------------------
$et Loss                                 $         (358,080)$         (407,534)           (168,124)           (174,314)
                                         ================== ================== =================== ===================
Net Loss Per Common Share, Basic
  and Diluted                            $          (0.01)  $            (0.01 $            (0.005)$            (0.005)
                                         ================== ================== =================== ===================
Weighted Average Number of Shares                37,165,689         36,606,212          37,260,098          36,879,710
  of Common Stock Outstanding            ================== ================== =================== ===================


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------




                                                                                    2002                2001
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                                $       (358,080)   $        (407,534)
      Adjustment for Items Not Requiring (Providing) Cash
           Depreciation                                                                    966                2,633
           Stock Issued for Services                                                 -                       83,000
           Gain on Restructuring of Payables                                          (164,451)           -
                                                                              ----------------    -----------------
           Subtotal                                                                   (521,565)            (321,901)
      Changes in Assets and Liabilities:
           Increase in Prepaid Expenses                                                (20,417)           -
           Decrease in Accounts Payable                                                 (3,853)              (2,772)
           Increase in Accrued Liabilities                                             341,978              257,053
                                                                              ----------------    -----------------
                Net Cash Flows (Used for) Operating Activities                        (203,857)             (67,620)
                                                                              ----------------    -----------------

CASH FLOWS  FROM  INVESTING ACTIVITIES                                               -                    -
--------------------------------------
                                                                              ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------


      Net Change in Officer and Other Loans                                             88,738               15,500
      Proceeds from Issuance of Common Stock                                         -                       45,000
                                                                              ----------------    -----------------
                Net Cash Flows Provided By Financing Activities                         88,738               60,500
                                                                              ----------------    -----------------

DECREASE IN CASH                                                                      (115,119)              (7,120)
----------------
CASH
----
      Beginning Balance                                                                115,551                7,120
                                                                              ----------------    -----------------
      Ending Balance                                                          $            432            -
                                                                              ================    =================


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

         "See Accompanying Notes to Consolidated Financial Statements."

                       EXHIBIT TO STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                    ---------



                              Common                                                                Weighted
                              Stock                                                                 Average
                          $.01 Par Value              Common              Number of                Number of
                            Issued and                Stock                 Shares                   Shares
                           Outstanding             Equivalents           Outstanding              Outstanding
                        ------------------        --------------       ----------------        ------------------
March 2002                  36,976,870                  -                 36,976,870
April 2002                  36,976,870                  -                 36,976,870
May 2002                    36,976,870                  -                 36,976,870
June 2002                   37,260,098                  -                 37,260,098
July 2002                   37,260,098                  -                 37,260,098
August 2002                 37,260,098                  -                 37,260,098
September 2002              37,260,098                  -                 37,260,098
October 2002                37,260,098                  -                 37,260,098
November 2002               37,260,098                  -                 37,260,098               37,165,689



         "See Accompanying Notes to Consolidated Financial Statements."
                                       -4-

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

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Laser Diagnostics Instruments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the nine month periods ended November 30, 2002 and 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

As a result of these transactions, the total gain on restructuring of payables was $164,451, and the basic and diluted earnings per share was $.004. On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust"). Terms of the note call for interest at 12% per annum. The principal amount outstanding on the note plus all accrued interest is due and payable on February 20, 2003. There is a conversion feature on the note that allows the trust to convert the principal and accrued interest on the note on February 20, 2003 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest on the note at November 30, 2002 totaled $6,838.

         "See Accompanying Notes to Consolidated Financial Statements."

5.    Officer and Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes amounted to, $30,000 at November 30, 2002 and February 28, 2002. Accrued interest on the notes at November 30, 2002 and February 28, 2002 totaled $7,532 and $5,676, respectively.

In 2002 and 2001, Mr. Katevatis advanced funds to the Company in order to provide the Company with the funding to pay operational expenses as they became due. These advances do not accrue interest. As of November 30, 2002 and February 28, 2002, the balance of the officer loans payable to Mr. Katevatis was, $17,404 and $48,711 respectively.

6.    Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $37,500 for the nine months ended November 30, 2002 and November 30, 2001. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $7,770 and $5,022 in 2002 and 2001, respectively.

7.    Accrued Liabilities

Accrued liabilities consist of the following:


                                                 November 30,                  February 28,
                                                 ------------                  ------------
                                                     2002                          2002
                                                     ----                          ----

Legal and professional fees                  $            311,000          $            256,418
Consulting and university fees                            963,414                     1,125,731
Salaries and wages                                      1,315,000                     1,081,000
Other                                                      58,085                        40,811
                                             --------------------          --------------------
                                             $          2,647,499          $          2,503,960
                                             ====================          ====================


Included in legal and professional fees as of November 30, 2002 and February 28, 2002 is $225,000 and $187,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of November 30, 2002 and February 28, 2002 is $919,817 and $797,318, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.


         "See Accompanying Notes to Consolidated Financial Statements."

Included in salaries and wages as of November 30, 2002 and February 28, 2002 is $1,156,333 and $1,006,333, respectively, owed to Mr. Katevatis and $158,667 and $74,667, respectively, owed to Mr. Braginsky in accordance with their respective employment agreements (Note 8).


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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. No amounts have been paid during the nine month periods ended November 30, 2002 and 2001.

      Other Royalties

In addition to the above royalty, the Company has obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the nine month periods ended November 30, 2002 and 2001.

      RESEARCH FOUNDATION OF THE CITY UNIVERSITY OF NEW YORK

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the nine months period ended November 30, 2002 and 2001. As of February 28, 2002, the Company owed "RFCUNY" $283,404, which is included in accrued consulting and university fees.

      Employment Agreements

Mr. Peter Katevatis, the Chief Executive Officer and a stockholder of the Company, has an employment

         "See Accompanying Notes to Consolidated Financial Statements."

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





         "See Accompanying Notes to Consolidated Financial Statements."

9.    Subsequent Event

In 2000, the Company entered into a three year agreement with a New Jersey corporate taxpayer to purchase certain of the Company's net operating losses under the State of New Jersey technology business tax certificate program. On August 20, 2002, the New Jersey Economic Development Authority advised the Company's year three application was approved. The Company was subsequently notified of the dollar amount to be allocated and received a check from the New Jersey corporate taxpayer in the amount of $217,712 on January 2, 2003.


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


         "See Accompanying Notes to Consolidated Financial Statements."

Previously two important derivative issues related to the Company's research and licensing agreements with the City University of New York. The Company had an outstanding financial obligation to the University for work conducted during the period August 1997 through July 1998. In 1999, an agreement was reached to extend the time for payment until June 30, 2000. In October 2000, the Company and the City University entered into a second agreement, which further extended the time for payment until October 31, 2001. The time period for negotiating a minimum royalty agreement on certain patents, which have or will pass the five-year period for commercialization, was also extended until October 31, 2001. In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty Agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. As of the date of this filing, nine patents for which the Company has an exclusive license from the Research Foundation have passed the five-year commercialization window. The Company had negotiated with the Research Foundation and extended the period of exclusivity for this intellectual property. The Company holds and totally owns certain patents independent of CUNY that are not so affected which are seminal to its basic technology. Effective June 10, 2002 the Company executed a new contract with the Research Foundation City University of New York (RFCUNY), unanimously approved by the Board of Directors May 30, 2002 that supercedes all prior agreements with RFCUNY, erases all the Company debt to RFCUNY and reduces the Company royalty rate from 5% of 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to RFCUNY: 1.
                                                                           --
Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of
------------------------------------------------------------------------------
283,228 SEC 144 shares. 3. Registrant's issuing a five (5) year option to RFCUNY
--------------------------------------------------------------------------------
providing RFCUNY the right to purchase six hundred thousand (600,000) SEC 144
-----------------------------------------------------------------------------
shares at one dollar ($1.00) per share. The agreement protects Registrant by
--------------------------------------
affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract. Registrant contractually can at any time cancel the five (5) year option to RFCUNY during the 5 years with a non-interest bearing cash payment and avoid the issuance of the 600,000 shares.

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

The Company has entered into a three-year agreement on very favorable terms (83.3%) with a New Jersey corporate taxpayer, Public Service Electric and Gas Co. of New Jersey to purchase the NOL. The Company applied again as of June 25, 2001 (second of three year Agreement). On September 27, 2001 Peter Katevatis, Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 the New Jersey Economic Development Authority advised that our (2nd) application for State fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. In January 2002, the Company received $241,867 as a result of its agreement with

         "See Accompanying Notes to Consolidated Financial Statements."

PS&G for the sale of the Company's State NOL benefits. On August 20, 2002, the New Jersey Economic Development Authority advised that our (3rd) application for State fiscal year 2003 (July 1,2002 to June 30, 2003) was approved. Registrant is waiting for State notice as to the dollar benefit allocated.

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


         "See Accompanying Notes to Consolidated Financial Statements."

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

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information - Controls and Procedures
           -------------------------------------------

           a) Evaluation of Disclosure Controls and Procedures.

           Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date ("the Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in our periodic SEC filings.

           b)   Changes in Internal Controls

           There were no significant changes made in our internal controls during the period covered by this report or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
   See Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         "See Accompanying Notes to Consolidated Financial Statements."

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the accompanying Quarterly Report of Mediscience Technology Corp., (the "Company") on Form 10-QSB for the period ended November 30, 2002 (the "Report"), I, Peter Katevatis, Chairman and Chief Executive Officer of the Company, hereby certify that to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            ------------------------------------
                                            Peter Katevatis
                                            Chairman and Chief Executive Officer
Date: January 2, 2003                       (Chief Accounting Officer)


         "See Accompanying Notes to Consolidated Financial Statements."

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Katevatis, Chairman and Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mediscience Technology Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



         "See Accompanying Notes to Consolidated Financial Statements."

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            ------------------------------------
                                            Peter Katevatis
                                            Chairman and Chief Executive Officer
Date: January 2, 2003                       (Chief Accounting Officer)



         "See Accompanying Notes to Consolidated Financial Statements."