Form 10KSB
period 2003-04-28
MEDISCIENCE TECHNOLOGY CORP
filed 2003-06-23
CIK 64647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

             ACT OF 1934 for the fiscal year ended February 28, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from February 28, 2002 to February 28,2003

                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days, Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Registrant is in full conformance/compliance to all applicable provisions of the Sarbanes-Oxley Act effective August 29, 2002 and SEC section 16 form 5 rules effective August 27, 2002 |X|

The issuer's revenues for its most recent fiscal year were: $ none

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by the average bid and asked price of the common equity of the Registrant, as of, June 4, 2003 ($0.35) per share) was: $ 13,153,399. The number of shares outstanding of each of the registrant's classes of common stock, as of June 4, 2003 was: 37,582,139. The issuer had no other classes of common equity outstanding as of that date.

          Title of Each Class                       Number of Shares Outstanding
          -------------------                       ----------------------------

Common Stock, par value $.01 per share                     37,582,139
Preferred Stock, par value $0.1 per share                        2074*(0)

* All issued Series A Preferred was converted at ten (10) shares of Common valued at one dollar ($1.00) per share (20,740 shares issued) for each share of Preferred by contractual agreement of all eight 8 preferred shareholders on December 1, 2001 (see infra pg.25)

                      DOCUMENTS INCORPORATED BY REFERENCE:

8-K Report dtd June 4, 2003 Michael Engelhart, President and COO of Registrant, "announced the State of Delaware approval and formation of "PROSCREEN, LLC" as of (June 3, 2003) and Photonics for Woman's Oncology LLC. as of (February 27, 2003. "Both LLC Company's are wholly owned subsidiaries of Mediscience Technology. "PROSCREEN, LLC" its second LLC Company has a potential clinical application for non-invasively diagnosing prostate cancers without removing prostate tissues". (See No.13 Subsequent events infra)

8-K Report w/exhibits March 13, 2003 effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Sidney Braginsky will continue as an active Board member, his compensation to be the same as all other BOD members. Additionally he will provide compensated consulting services to the Board and President COO Michael Engelhart as needed.

8-K Report March 13, 2003, On unanimous Board of Directors approval Registrant appointed Michael W. Engelhart to the Mediscience Board of Directors effective immediately. "Exhibit A" Mr. Engelhart is President/CEO of THMGROUP LLC, Ramsey NJ

8-K Report January22. 2003 On January 13, 2003 Registrant entered into an agreement with THMGROUP of Ramsey NJ as exclusive advisor to explore commercialization of Registrants technology applications.

SC13G/A dated 2/14/02 filed by Allen & Co. indicating SHARE VOTING POWER of 3,041,500 (includes 1,041,500 shares of Common Stock underlying warrants expiring 2003) Allen & Co. Allen&Co Warrants expired by their terms April 6, 2003

8-KA Report, Amendment of 8-K filed June 12, 2002 The new contract with the Research Foundation City University of New York (RFCUNY) was effective upon acceptance by Registrant on June 10th, 2002.

8-K Report, filed June 1, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25%

SC13G/A dated 2/14/02 filed by Allen & Co. indicating SHARE VOTING POWER of 3,041,500 (includes 1,041,500 shares of Common Stock underlying warrants expiring April 6, 2003) (as of April 6, 2003 voting power reduced to 2,000,000 shares)

8-K Report, filed July 25,2001, effective July 9, 2001 Registrant entered into an employment agreement with Mr. Sidney Braginsky as President COO of the Company

10-Q dated 7/12/2001 for Quarter ending 5/31/2001 Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana voluntarily terminated his employment agreement and verbally waived all salary to that date. He felt that he could not satisfy the Company's needs and choose to step aside.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements and Supplemental Data Report of Independent Public Accountants

      Consolidated Balance Sheets- February 28, 2003 and February 29, 2002

      Consolidated Statements of Operations for the years ended February 28, 2003, and February 29, 2002 and February 28,2001

      Consolidated Statement of Stockholders Deficit for the years ended February 28, 2003, and February 29, 2002 and February 28,2001

      Consolidated Statements of Cash Flows for the years ended February 28, 2003, and February 28, 2002 and February 28,2001

      Consolidated Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Subsequent Events
Item 14. Controls and Procedures
Item 15. Exhibits, List and Reports on Form 8-K
Item 16 RISK FACTORS

                                     PART I

Item 1. Description of Business

Introduction

This annual report on Form 10-KSB contains certain forward-looking " Safe Harbor" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Act of 1934 and Item 16 Risk Factors incorporated herin. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Mediscience is in full compliance with SEC regulation FD "Full Disclosure" requirements, adopted August 10,2000 (see SEC release No. 33-7881), by exclusive reporting of material events (disclosures where it is reasonably foreseeable that the information will result in trading in an issuer's securities), through periodic 8-K filings and postings on its internet site MEDISCIENCETECH.com

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

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

Strategy

Our strategy is to commercialize early cancer detection devices based upon our developed technology, completed prototype's, and expertise in the area of Fluorescent Imaging. The Company is using an Organizational Structure of wholly owned subsidiary LLC's, each with its own Intellectual Property supported application. Our purpose is to maximize the value of the Company's Intellectual Property. Our first LLC commercial effort "Photonics for Women's Oncology LLC" will be in the area of early cancer detection for cervical cancer. To that end, the company possesses a working prototype and is in the process of raising funds, securing a management team and is completing a plan in an attempt to secure a 510k exemption from the FDA. The company is working on early cancer detection devices in the areas of prostate, colon, esophagus, and skin cancer and is encouraged by all results. With regard to the company's commercialization plan, the company is in various stages of business development activity with potential distributors, strategic partners, and strategic investors. We believe that our Technology will be broadly applicable in cancer screening and diagnosis; the company is preparing to submit for 510k exemption, however presently, each approved labeled indication is expected to require separate pre-marketing approval (a "PMA"), which will be both time-consuming and costly. Using LLC's we plan to carefully select and prioritize our targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro. e.g State of Delaware approval and formation of "PROSCREEN, LLC" (June 3, 2003) and Photonics for Woman's Oncology LLC. (February 27, 2003. "Both LLC Company's are wholly owned subsidiaries of Mediscience We intend to seek funding through new equity capital sourced from institutional and individual professional investor groups. MDSC will license the requisite platform technologies to, and separately assign, as its capital contribution, other segregated, mission-critical assets to each LLC and in return, receive equity ownership in, and an upfront license fee from each LLC entity. The licenses issued to a LLC will be framed as exclusive, royalty-bearing, irrevocable, perpetual, sub-licensable, worldwide licenses to make, have made, modify, use, market, sell and distribute the platform technologies as part of or in connection with a product, process, or machine for use in the niche markets identified by and granted to each LLC. MDSC the parent company is entering into a management and corporate services agreements with each subsequent

LLC to provide certain administrative and outsourced management services, in return for a management fee. These services would include accounting, reporting, and financial back-office services; legal services, including the defense of patent and other intellectual property claims and rights against third parties that have infringed the subsidiary's proprietary rights; financial and strategic advisory services; representation in the process of in-licensing, out-licensing, and creating joint ventures and alliances. MDSC will also continue to act as an intellectual property transfer agent between LLC's and CCNY.

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

Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana President and Chief Executive Officer, effective February 1, 2000 with notice to the Board of Directors voluntarily terminated his employment agreement Effective June 1, 2001 and verbally waived all salary to that date. Dr. Castellana now has a full time consulting business and the Company may avail itself of his consulting services in the future.

On June 14, 2001 Peter Katevatis, Esq. Chairman CEO entered into an agreement with Drexel University, a Pennsylvania non-profit institution of higher education wherein the parties agreed to explore a mutually satisfactory arrangement or collaboration to develop uses for Mediscience's technology in the field of fluorescence medical imaging. Drexel's successful efforts leading to such funding would provide Drexel with compensation and/or equity interest from Mediscience. This relationship is presently dormant.

Effective July 9th 2001 Peter Katevatis, Esq. Chairman CEO on behalf of the Company entered into a three-year employment agreement with Mr. Sidney Braginsky, who assumed the role of President COO and Board of Director Member of Mediscience Technology under a milestone structured equity compensation agreement. (See 8-K dtd July 25, 2001; see Part III ITEM 9 "Braginsky" CV). Effective April 26, 2003 Mr. Sidney Braginsky, and the Registrant agreed to the termination of his July 9, 2001 agreement. He will continue as a Board member providing consulting services to the Board and President COO Michael Engelhart as needed. (See ITEM 13 subsequent events and 8-K filing dated March 13, 2003)

Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. (RFCUNY) has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty Agreement within 5 years of the date of filing for all licensed patents for which product commercialization has not yet occurred. The Company has negotiated with the Research Foundation and extended the period of exclusivity for all intellectual property. The Company holds and totally owns certain patents independent of CUNY e.g "516 as reviewed and expanded by the US Patent Office" that are not so affected which are seminal to its basic technology.

Effective May 31, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed and fully funded a new agreement with "The Institute for Ultra fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India. See Registrants 8-K filed June 1, 2002

The Company is eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused Net Operating Loss
(NOL) carryover to any New Jersey corporate taxpayer for no less than 75% of the audited and allowable tax benefit through the sale of its New Jersey Net Operating Loss carryover. On its June 28, 2000, the Company submitted an application for benefits and was approved. The Company received $237,556 in net proceeds from the sale. On January 23, 2001 registrant paid the Research Foundation of CUNY $175,000 thus satisfying its immediate financial obligations and curing all present patent issues with RF/CUNY. See 8-K filing dated May 10, 2001 also registrants November 10-Q filing. City University has agreed to accept receipts from the Company's tax sale to repay the outstanding obligation over a three-year period. This agreed payment structure to RF/CUNY has been fully accomplished

In relation to the sale of unused Net Operating Loses, the Company entered into a three-year agreement on favorable terms (83.3%) with a New Jersey taxpayer, Public Service Electric and Gas Co. to purchase the NOL. On September 27, 2001 Peter Katevatis Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 our (2nd) application for State fiscal year 2002 (July 1.2001 to June 30 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. Under the terms of our agreement with PSE&G the Company received $241,867 in proceeds on January 3, 2002. The Company filed for tax benefits in the fiscal year 2003 pursuant its existing agreement with PS&G of New Jersey and received $217,712 on December 20, 2002 on the same terms and conditions of 87.0%. This completed the present three-year contract relationship with Public Service Electric and Gas Co. of NJ. and effectively used all of the Company's presently available NOL.

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

The Company entered into a support contract with the Ultra-fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India. See Registrants 8-K filed June 1, 2002. We plan to continue our support of relevant programs when, and if, current fund raising efforts are successful.

Clinical Development

Our CD products are designed primarily to be used directly on human patients in-vivo. Part of the process of product development and FDA approval is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because of the anticipated clinical utility of our technology and prototype CD products, we have been able to develop important collaborative relationships with some of the most highly regarded cancer center research hospitals in the United States to assist in the clinical evaluation of our prototype products. These institutions include Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston

A Phase I clinical feasibility study of the upper aerodigestive tract was carried out at Memorial Sloan-Kettering under the principal investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention. It was established in this study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its technology. A Phase II clinical study in the upper aerodigestive tract is scheduled to begin when funding is available.

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

Until July, 1998, the Company provided annual funding grants to the MPL in accordance with a budget of activities and expenditures negotiated between the Company, CCNY, and the Research Foundation of CUNY. The arrangement was renewable annually and could be terminated without cause by either party upon 90 days notice prior to June 1st of each year. The contract with CUNY "Establishment of the MediPhotonics Laboratory" was extended by agreement at no cost until October 1, 1998. Because of funding limitations, the Company was unable to renew its contract following expiration of the October 1998 extension. We plan to resume our support of relevant programs when, and if, current fund raising efforts are successful. For reference, the Company committed to funding of $406,353 for the 1997/1998 budgetary years, $431,017 for the 1996/1997 budgetary year, and $242,948 and $245,750 for the budgetary years ending on May 31, 1996 and May 31, 1997, respectively. See 8-k dated 5/15/2001 payment of $175,000 to CUNY Research Foundation Effective June 10, 2002 and unanimously approved by the Board of Directors June 10, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of

$85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. (RFCUNY) has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

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

Specifically:

Xillix Technology Corporation*, (Richmond, B.C. Canada) is currently the only competitor with a commercial product (LIFE-Lung System). The Xillix system, until recently, marketed by Olympus Corporation (Japan) at a cost of approximately $200,000 uses visible light based auto-fluorescence spectroscopy to detect and localize lung cancer. In association with Olympus, Xillix is also working actively to extend application of the technology to the GI tract and cervix. On July 22, 1999, Xillix announced that it was launching legal action against Olympus for "secretly filing and prosecuting patents potentially competitive to those of Xillix." On August 19, 1999, Xillix announced that it had suspended all development and distribution of its products and had terminated almost 80% of its professional and support staff in order to conserve capital for the prosecution of its legal claims. *NOTE: As of July 9, 2001 Sidney Braginsky former President of Olympus USA has assumed the role of President COO and Board of Director Member of Mediscience Technology under a three-year milestone structured equity compensation agreement. (see 8-K dated July 25, 2001) (See subsequent events)

LifeSpex, Inc., (Kirkland, WA) is developing two products based on tissue auto-fluorescence - Cerviscan(tm) for the detection of cervical cancer, and Dermascan(tm) for skin cancer. Lifespex recently reported success in a 100 patient cervical cancer clinical trial in Canada, claiming 98% sensitivity and 95% specificity. LifeSpex is a privately held company with venture funding from J&J Development Corporation, The Centennial Funds and Vanguard Venture Partners. During the 2nd quarter of 1999, it was reported that the Hoya Corporation made an equity investment in LifeSpex to fund Cerviscan(tm) development and clinical trials.

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

Patents and Proprietary Rights

The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 27 U.S. patents, plus 1 in Japan, for a total of 28, and has rights to exclusively license an additional 10 U.S. patents pending. There can be no assurance, however, that the pending patent applications will ultimately issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantage to the Company. Effective June 10, 2002 and unanimously approved by the Board of Directors June 10, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUN has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

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

Employees

As of February 28, 2003, the Company had two full-time employees: Sidney Braginsky President COO, Peter Katevatis Chairman CEO and one retained consultant, Dr. Robert R. Alfano. Neither the employees nor the retained consultant is governed by any collective bargaining agreement; the relations between the Company and its employees and retained consultant are believed to be satisfactory at the present time. (See ITEM 13 subsequent events) see 8-K dated March 13, 2003 -- as of April 26, 2003 Michael Engelhart was appointed President COO of Registrant.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters are located at 1235 Folkestone Way, Cherry Hill, New Jersey, which is owned by Peter Katevatis, Chairman/CEO of the Company. Seventy-five percent of such office space is occupied in accordance with a written arrangement with Mr. Katevatis pursuant to which the Company is required to pay its proportionate share of total occupancy costs, maintenance, utilities and taxes.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company which may materially affect its operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 28, 2003, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Fiscal Period                                                  Common Stock
-------------                                              ---------------------
                                                           High Bid      Low Bid

2003

1st Quarter              05/31/02                            0.13          0.10
2nd Quarter              08/31/02                            0.08          0.08
3rd Quarter              11/30/02                            0.08          0.07
4th Quarter              02/31/03                            0.12         0.115

2002

1st Quarter              05/31/01                            0.26          0.18
2nd Quarter              08/31/01                            0.15          0.15
3rd Quarter              11/30/01                            0.10          0.09
4th Quarter              02/28/02                            0.11          0.10

2001

1st Quarter              05/31/00                            0.32          0.27
2nd Quarter              08/31/00                            0.40          0.23
3rd Quarter              11/30/00                            0.22          0.20
4th Quarter              02/28/01                            0.17          0.17

(a) Holders. The approximate number of holders of record of the Company's Common Stock and Series A Preferred Stock as of February 29, 2003 and June 4, 2003 were 907 and 8* respectively *On Dec.1 2001 with the unanimous approval of the Board of Directors the 1972 Series "A" preferred was by agreement converted at the rate of ten (10) shares of Mediscience Common for each share of preferred with a total issuance of 20,740 shares to the eight (8) holders. This transaction was valued by all parties at one dollar ($1.00) for each Mediscience Common share in the conversion.

NAME                       1972 "A" RETIRED        COMMON SHARES RULE 144 ISSUED
----                       ----------------        -----------------------------

Nick Fisfis                       366                          3,660
John Kusturis                     244                          2,440
Thomas & Katherine
Lennox                            122                          1,220
Donald Taggart                    488                          4,880
Robert Ryeson                     366                          3,660
Vincent Valdorale                 244                          2,440
Peter Katevatis                   122                          1,220
Sylvester Kowalsky                122                          1,220

================================================================================
TOTALS                          2,074                         20,740

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 states, among other matters, that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases is inconsistent with the criteria in Accounting Principles Board Opinion No. 30. The Company has elected early application of SFAS No. 145 and reported its gain on restructuring of payables as part of continuing operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adopting SFAS No. 146, but does not expect it to have a material impact on its results of operations or its financial condition.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has adopted the disclosure provisions and does not expect the impact of adopting the recognition and measurement provisions of FIN 45 to have a material impact on its results of operations or its financial condition.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIEs created after January 31, 2003. FIN 46 is effective no later than the beginning of the first annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS 149 to have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on the results of operations, financial position or liquidity.

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We believe that our following accounting policies fit this definition: The categories below are not all presently applicable to Mediscience but are included as examples subject to edit based upon on-going corporate development of our business. This discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report. We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us now and in the future operation of our business to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we periodicaly evaluate our relevant estimates, including those related to Patent licenses and their related costs including the maintenance of Patents licenses and all costs incurred in connection with acquiring patents, patent licenses and other proprietary rights related to our commercially developed products, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, corporate restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

YEAR ENDING FEBRUARY 28, 2003 COMPARED TO YEAR ENDING FEBRUARY 28, 2002

The Company had no revenues during its fiscal years ending February 28, 2003 ( "its 2003 fiscal year"). The Company's primary focus was the development of its light-based technology. General and administrative expenses increased approximately $1,300 or .2% during the 2003 fiscal year as compared to its 2002 fiscal year. This increase was comprised of the net increase and decrease in several key operating expense categories. Travel and entertainment increased approximately $42,500 in the current fiscal year when compared to the prior fiscal year. The increase was primarily the result of increased activity as a result of increased funds. Another reason for an increase in general and administrative expenses was the availability of funds to pay for increased general expenses such as insurance, office expenses, repairs and maintenance and transfer fees all totaling $23,000. Professional fees decreased approximately $22,300 in the current fiscal year when compared to the prior fiscal year. The principal reason for the current decrease was a decrease of annual professional fee costs. Another reason for a decrease in general and administrative expenses was a decline in secretarial and financial consulting costs approximating $48,000 during the current fiscal year when compared to the prior fiscal year. The Company's product development expense was approximately $32,400 for fiscal year 2003. In the prior fiscal year product development costs were zero. During fiscal year 2003 approximately $23,000 in costs were associated with the Institute for Ultra-fast Spectroscopy and Lasers Center for Ultra-fast Photonics and Medi-photonics of City College of New York. In addition, the Company incurred approximately $9,000 of other costs associated with the Research Foundation of City College of New York during the current fiscal year. In the 2003 fiscal year the Company recognized an income tax benefit approximating $217,700 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay approximately $31,300 to an officer for prior loans to the Company with the balance approximating $186,400 to be used for general operations. In the 2003 fiscal year the Company recognized as income a $16,000 gain on the settlement of a $40,000 debt with the issuance of 160,000 shares of common stock of the Company at its fair market value of $24,000. In addition, during fiscal year 2003, the Company recognized as income a $164,451 gain on the settlement of a $283,484 debt with the issuance of 283,228 shares of common stock of the Company with a fair market value of $70,807 along with a payment of $85,045. No gains on the re-structuring of payables were recorded in the 2002 fiscal year. The Company also issued a five-year option to purchase 600,000 shares of Common Stock at a $1.00 per share.

YEAR ENDING FEBRUARY 28, 2002 COMPARED TO YEAR ENDING FEBRUARY 28, 2001

The Company had no revenues during its fiscal years ending February 28, 2002 ("its 2002 fiscal year). The Company's primary focus was the development of its light-based technology. General and administrative expenses decreased approximately $46,300 or 7.5% during 2002 fiscal year as compared to its 2001 fiscal year. This decline was comprised of the net decrease and increase in several key operating expense categories. Salaries, wages and benefits declined approximately $202,000 in the current fiscal year. The decline was primarily the result of a reversal of an accrual for wages approximating $169,000 of the former President. Travel and entertainment declined approximately $39,000 in the current fiscal year when compared to the prior fiscal year. The decline was primarily the result of decreased activity as a result of decreased funds. The decrease in general and administrative expenses were net of increases in professional fees and costs for secretarial and financial consulting Professional fees increased approximately $102,000 in the current fiscal year when compared to the prior fiscal year. A principal reason for the current increase was a change in estimate in the prior year for previously accrued professional fees amounting to approximately $90,000 which was recognized as income in the prior year. Another reason for the increase in general and administrative expenses was the recognition of expense associated with the issuance of stock and warrants for secretarial and financial consulting costs approximating $83,000 during the current fiscal year. No costs of this type were incurred in fiscal 2001.The Company's product development expense was zero during the 2002 fiscal year. The Company had previously conducted a number of research and development projects with the City College of City University of New York. Due to a lack of resources, R&D activities at CUNY have been temporarily suspended. In the 2002 fiscal year the Company recognized as an income tax benefit approximating $241,900 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay approximately $73,500 to an officer for prior loans to the Company with the balance approximating $168,400, to be used for general operations. In the 2001 fiscal year the Company recognized as income a $48,000 extraordinary gain on the settlement of $65,000 debt with the issuance of 100,000 shares of common stock at its fair market value of $17,000. No gains on the structuring of payables were recorded in the 2002 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a deficiency in working capital as of February 28, 2003 of approximately ($2,506,200) representing an increase in the deficiency approximating ($145,700) during the 2003 fiscal year. The deficiency is primarily comprised of accruals for professional fees, research and development costs, consulting and salaries and wages. The Company's ability to maintain its operations is largely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding.

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

                                   ----------

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                      FEBRUARY 28, 2002, FEBRUARY 28, 2001
                              AND FEBRUARY 29, 2000
                                        &
                          Independent Auditors' Report

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT ..............................................  2

CONSOLIDATED FINANCIAL STATEMENTS:

    BALANCE SHEET .........................................................  4

    STATEMENT OF OPERATIONS ...............................................  5

    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT .........................  6

    STATEMENT OF CASH FLOWS ...............................................  7

    NOTES TO FINANCIAL STATEMENTS .........................................  8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mediscience Technology Corp.
Cherry Hill, New Jersey:

We have audited the accompanying consolidated balance sheet of Mediscience Technology Corp. and subsidiaries (the "Company") as of February 28, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has no revenues, has incurred significant losses from operations and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Parente Randolph, LLC

Philadelphia, Pennsylvania
June 3, 2003, except for Note 3, paragraph 3
    as to which the date is June 13, 2003

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           FEBRUARY 28, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                   2003             2002
--------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                               $    119,681     $    115,551
       Prepaid expenses                                              14,853               --
                                                               ------------     ------------

                       Total current assets                         134,534          115,551

EQUIPMENT, net of accumulated depreciation
       of $204,106 in 2003 and $202,669 in 2002                       1,147            1,289

OTHER ASSETS                                                          1,800               --
                                                               ------------     ------------

                                  TOTAL                        $    137,481     $    116,840
                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Current portion of officer and other loans              $     47,404     $     78,711
       Accounts payable                                              43,873           13,373
       Accrued liabilities                                        2,549,413        2,503,960
                                                               ------------     ------------

                       Total current liabilities                  2,640,690        2,596,044

OFFICER AND OTHER LOANS, net of current portion                     120,045               --
                                                               ------------     ------------

                       Total liabilities                          2,760,735        2,596,044
                                                               ------------     ------------

STOCKHOLDERS' DEFICIT:
       Preferred stock, $.01 par value, 50,000 shares
            authorized, 0 shares issued and outstanding                  --               --
       Common stock, $.01 par value, 39,950,000
            shares authorized, 37,582,139 and 36,976,870
            shares issued and outstanding in 2003 and 2002,
            respectively                                            375,821          369,769
       Additional paid-in capital                                18,467,426       18,400,490
       Accumulated deficit                                      (21,466,501)     (21,249,463)
                                                               ------------     ------------

                       Total stockholders' deficit               (2,623,254)      (2,479,204)
                                                               ------------     ------------

                                  TOTAL                        $    137,481     $    116,840
                                                               ============     ============

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
           FEBRUARY 28, 2003, FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                                           2003             2002             2001
-----------------------------------------------------------------------------------------------------
NET SALES                                              $         --     $         --     $         --

COST OF SALES                                                    --               --               --
                                                       ------------     ------------     ------------

GROSS PROFIT                                                     --               --               --
                                                       ------------     ------------     ------------

GENERAL AND ADMINISTRATIVE
       EXPENSE                                              570,598          569,270          615,563

PRODUCT DEVELOPMENT EXPENSE                                  32,383               --               --
                                                       ------------     ------------     ------------

                       Total expense                        602,981          569,270          615,563
                                                       ------------     ------------     ------------

OTHER (INCOME) EXPENSE:
       Interest expense, net                                 12,220            2,021            1,311
       Gain on restructuring of payables                   (180,451)              --          (48,000)
                                                       ------------     ------------     ------------

                       Total other (income) expense        (168,231)           2,021          (46,689)
                                                       ------------     ------------     ------------

LOSS BEFORE INCOME TAX BENEFIT                             (434,750)        (571,291)        (568,874)

INCOME TAX BENEFIT                                          217,712          241,867          237,556
                                                       ------------     ------------     ------------

NET LOSS                                               $   (217,038)    $   (329,424)    $   (331,318)
                                                       ============     ============     ============

BASIC AND DILUTED LOSS
       PER COMMON SHARE                                $      (0.01)    $      (0.01)    $      (0.01)
                                                       ============     ============     ============

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                37,242,965       36,690,543       36,115,034
                                                       ============     ============     ============

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED FEBRUARY 28, 2003, FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                                                   PREFERRED STOCK                    COMMON STOCK
                                                            ------------------------------      ------------------------
                                                               SHARES            AMOUNT           SHARES         AMOUNT
-------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 29, 2000                                          2,074      $         21      35,976,130      $359,761

       Issuance of stock for cash                                                                  100,000         1,000
       Issuance of stock for cash                                                                   50,000           500
       Issuance of stock for services                                                               50,000           500
       Issuance of stock for services                                                              100,000         1,000
       Net loss
                                                            ------------      ------------      ----------      --------

BALANCE FEBRUARY 28, 2001                                          2,074                21      36,276,130       362,761

       Conversion of preferred stock                              (2,074)              (21)         20,740           208
       Issuance of stock for cash                                                                  180,000         1,800
       Issuance of stock for services                                                              400,000         4,000
       Issuance of stock for services                                                               50,000           500
       Issuance of stock for services                                                               50,000           500
       Net loss
                                                            ------------      ------------      ----------      --------

BALANCE FEBRUARY 28, 2002                                             --                --      36,976,870       369,769

       Issuance of stock for restructuring of payables                                             283,228         2,832
       Issuance of stock for restructuring of payables                                             160,000         1,600
       Issuance of stock for services                                                              100,000         1,000
       Issuance of stock based on anti-dilutive rights                                              62,041           620
       Net loss
                                                            ------------      ------------      ----------      --------

BALANCE FEBRUARY 28, 2003                                             --      $         --      37,582,139      $375,821
                                                            ============      ============      ==========      ========

                                                                 ADDITIONAL
                                                                  PAID-IN           ACCUMULATED
                                                                  CAPITAL             DEFICIT
-----------------------------------------------------------------------------------------------
BALANCE FEBRUARY 29, 2000                                       $ 18,215,977       $(20,588,721)

       Issuance of stock for cash                                     24,000
       Issuance of stock for cash                                     12,000
       Issuance of stock for services                                  7,000
       Issuance of stock for services                                 16,000
       Net loss                                                                        (331,318)
                                                                ------------       ------------

BALANCE FEBRUARY 28, 2001                                         18,274,977        (20,920,039)

       Conversion of preferred stock                                    (187)
       Issuance of stock for cash                                     43,200
       Issuance of stock for services                                 72,000
       Issuance of stock for services                                  6,500
       Issuance of stock for services                                  4,000
       Net loss                                                                        (329,424)
                                                                ------------       ------------

BALANCE FEBRUARY 28, 2002                                         18,400,490        (21,249,463)

       Issuance of stock for restructuring of payables                31,156
       Issuance of stock for restructuring of payables                22,400
       Issuance of stock for services                                 14,000
       Issuance of stock based on anti-dilutive rights                  (620)
       Net loss                                                                        (217,038)
                                                                ------------       ------------

BALANCE FEBRUARY 28, 2003                                       $ 18,467,426       $(21,466,501)
                                                                ============       ============

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
           FEBRUARY 28, 2003, FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
--------------------------------------------------------------------------------

                                                                       2003            2002            2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                      $(217,038)      $(329,424)      $(331,318)
       Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
                 Depreciation                                            1,417           3,511           3,788
                 Common stock and warrants issued for legal
                       and other services                               15,000          87,500          24,500
                 Gain on restructuring of payables                    (180,451)             --         (48,000)
                 Changes in assets and liabilities:
                       Increase in prepaid expenses                    (14,853)             --              --
                       (Increase) decrease in other assets              (1,800)             --          20,191
                       Increase (decrease) in accounts payable          30,500          (1,570)        (24,453)
                       Increase in accrued liabilities                 283,892         376,932         297,572
                                                                     ---------       ---------       ---------

                                 Net cash (used in) provided by
                                       operating activities            (83,333)        136,949         (57,720)
                                                                     ---------       ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES,
       Purchases of equipment                                           (1,275)             --              --
                                                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common
            stock and warrants                                              --          45,000          37,500
       Proceeds from officer and other loans                           120,045              --          10,274
       Repayments of officer and other loans                           (31,307)        (73,518)             --
                                                                     ---------       ---------       ---------

                                 Net cash provided by (used in)
                                       financing activities             88,738         (28,518)         47,774
                                                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                              4,130         108,431          (9,946)

CASH AND CASH EQUIVALENTS, BEGINNING                                   115,551           7,120          17,066
                                                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, ENDING                                    $ 119,681       $ 115,551       $   7,120
                                                                     =========       =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
       FINANCING ACTIVITIES:
            Common stock and warrants issued for
                 legal and other services                            $  15,000       $  87,500       $  24,500
                                                                     =========       =========       =========

            Common stock issued for restructuring of payables        $  57,988       $      --       $      --
                                                                     =========       =========       =========

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      NATURE OF OPERATIONS

            The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned inactive subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser") and Photonics For Women's Oncology, LLC ("Photonics") (collectively the "Company").

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management will seek to enter into an agreement with a consulting firm to be an advisor and explore options for the Company to commercialize its technology, will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

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

      EQUIPMENT

            Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation was $1,417, $3,511 and $3,788 in 2003, 2002 and 2001,
            respectively.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      INCOME TAXES

            The provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

      RESEARCH AND DEVELOPMENT

            Research and development costs are charged to operations when incurred. The amounts charged to expense were $32,383, $0 and $0 in 2003, 2002 and 2001, respectively.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

            Effective February 28, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation
            - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in 2003. At February 28, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during 2003 and 2002 was $0.06 and $0.05, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001: dividend yield of 0.0%; volatility ranging between 1.0603 and 1.4417; risk-free interest rate of 3.0%; and expected lives ranging between 3 and 5 years.

                                                                 2003            2002            2001
                                                             -----------     -----------     -----------
               Net loss, as reported                         $  (217,038)    $  (329,424)    $  (331,318)

               Deduct: Total stock-based employee
                    compensation expense determined
                    under fair value based method for all
                    awards, net of related tax effects           (38,859)       (105,846)             --
                                                             -----------     -----------     -----------

               Pro forma net loss                            $  (255,897)    $  (435,270)    $  (331,318)
                                                             ===========     ===========     ===========

               Loss per share:
                    Basic - as reported                      $     (0.01)    $     (0.01)    $     (0.01)
                                                             ===========     ===========     ===========

                    Basic - pro forma                        $     (0.01)    $     (0.01)    $     (0.01)
                                                             ===========     ===========     ===========

                    Diluted - as reported                    $     (0.01)    $     (0.01)    $     (0.01)
                                                             ===========     ===========     ===========

                    Diluted - pro forma                      $     (0.01)    $     (0.01)    $     (0.01)
                                                             ===========     ===========     ===========

      RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 states, among other matters, that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases is inconsistent with the criteria in Accounting Principles Board Opinion No. 30. The Company elected early adoption of SFAS No. 145 and reported its gain on restructuring of payables as part of operations (Note 6).

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adopting SFAS No. 146, but does not expect it to have a material impact on its results of operations or its financial condition.

            On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has adopted the disclosure provisions and does not expect the impact of adopting the recognition and measurement provisions of FIN 45 to have a material impact on its results of operations or its financial condition.

            On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or
            (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIEs created after January 31, 2003. FIN 46 is effective no later than the beginning of the first annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS No. 149 to have a material impact on its results of operations or its financial position.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or its financial position.

      RECLASSIFICATION

            In fiscal 2001, the Company recorded an extraordinary gain on restructuring of payables. In fiscal 2003, the Company elected early adoption of SFAS No. 145 and reported its gain on restructuring of payables as part of operations (Notes 1 and 6). The 2001 amount was reclassified and included in income from operations to conform with the 2003 financial statement presentation.

2.    RELATED PARTY TRANSACTIONS

      Legal services rendered by Mr. Peter Katevatis, Chief Executive Officer and Chairman, (Note 8) amounted to $50,000 for each of the three years ended February 28, 2003. These amounts are recorded in general and administrative expense.

      As part of Mr. Katevatis's employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis's home. Expenses recognized were $9,097, $9,371 and $11,059 in 2003, 2002 and 2001, respectively.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.    OFFICER AND OTHER LOANS

      In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $30,000 at February 28, 2003 and February 28, 2002. Accrued interest at February 28, 2003 and February 28, 2002 totaled $8,151 and $5,676, respectively.

      At times, Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At February 28, 2003 and 2002, officer loans payable to Mr. Katevatis were $17,404 and $48,711, respectively.

      On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at February 28, 2003 was $10,439.

4.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                               2003          2002
                                           ----------    ----------

         Legal and professional fees       $  275,000    $  256,418
         Consulting and university fees     1,002,915     1,125,731
         Salaries and wages                 1,206,333     1,081,000
         Other                                 65,165        40,811
                                           ----------    ----------

                           Total           $2,549,413    $2,503,960
                                           ==========    ==========

      Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $237,500 and $187,500 as of February 28, 2003 and 2002, respectively (Note 2).

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      Accrued research and development include costs owed to Dr. Robert R. Alfano, a principal stockholder and chairman of the Company's Scientific Advisory Board (Note 8) with respect to his consulting agreement of $959,318 and $797,318 as of February 28, 2003 and 2002, respectively.

      Accrued salaries and wages include amounts to Mr. Katevatis of $1,206,333 and $1,006,333 as of February 28, 2003 and 2002, respectively.

      Accrued salaries and wages include amounts to Mr. Castellana, (former President and Chief Executive Officer) (Note 8), of $0 and $137,500 as of February 28, 2002 and February 28, 2001, respectively. Effective June 1, 2001, Mr. Castellana voluntarily terminated employment with the Company and verbally waived all rights to any accrued compensation owed to him as of that date. Accordingly, in fiscal 2002 the Company reversed a $168,750 accrual related to compensation earned by Dr. Castellana through June 1, 2001.

      Accrued salaries and wages include amounts to Mr. Sidney Braginsky, (former President and Chief Operating Officer) (Note 8), of $0 and $74,667 as of February 28, 2003 and 2002, respectively. Effective April 26, 2003, Mr. Braginsky voluntarily terminated employment with the Company and waived all rights to any accrued compensation owed to him in respect to his agreement dated July 9, 2001 (Note 8). As a result of this termination, during fiscal 2003 the Company reversed a $186,667 accrual related to compensation earned by Mr. Braginsky.

5.    INCOME TAXES

      Income taxes consist of the following:

                                      2003          2002         2001
                                   ----------    ----------    --------

         Current                   $  217,712    $  241,867    $237,556
                                   ==========    ==========    ========

         Deferred                  $       --    $       --    $     --
                                   ==========    ==========    ========

      In 2001, the Company became eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused state net operating losses (NOL) to any corporate taxpayer in the State of New Jersey for at least 75% of the tax benefits. The Company is eligible to sell a maximum of $713,987 and the amount sold and realized during the years ended February 28, 2003, 2002 and 2001 was $217,712, $241,867 and $237,556, respectively. Proceeds from the sale of net operating losses are reported as income tax benefit in the consolidated statement of operations.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      As of February 28, 2003 and 2002, the Company has net operating loss carryforwards of approximately $12,051,000 and $11,869,000, respectively for federal purposes and $727,000 and $3,224,000, respectively for state purposes which may be used to reduce future income subject to income taxes and expire in various amounts from 2003 to 2018. As a result of these loss carryforwards, as of February 28, 2003 and 2002, the Company had a deferred tax asset of approximately $4,141,000 and $4,205,000, respectively, for which valuation allowances for the entire amounts were provided as of February 28, 2003 and 2002 as it's more likely than not that the amounts would not be realized.

6.    RESTRUCTURING OF PAYABLES

      In 2001, the Company issued 100,000 shares of common stock at a value of $17,000 to a creditor to settle a $65,000 account payable, which resulted in a gain on restructuring of payables of $48,000. The effect on basic and diluted earnings per share was $.0013. There is no tax effect due to the net operating loss carryforward.

      In June 2002, in connection with the Company's agreement with the Research Foundation of the City University of New York ("RFCUNY"), the Company issued 283,228 shares of common stock at its fair value of $.12 per share at the date of transfer to RFCUNY to settle a $70,807 payable, resulting in a gain on restructuring of payables of $36,820.

      Also included in this agreement, the Company granted options to RFCUNY to purchase 600,000 shares of the Company's common stock at an option price of $1.00 per share (Note 8) to settle a $127,631 payable, which resulted in a gain on restructuring of payables of $127,631.

      In January 2003, the Company issued 160,000 shares of common stock at a value of $24,000 for accounting services provided to the Company to settle a $40,000 payable, which resulted in a gain on restructuring of payables of $16,000.

      These transactions resulted in a gain on restructuring of payables of $180,451 during 2003. The effect on basic and diluted earnings per share was $.005. There is no tax effect due to the net operating loss carryforward.

7.    LOSS PER COMMON SHARE

      SFAS No. 128, "Earnings Per Share" requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.    COMMITMENTS AND CONTINGENCIES

      DR. ROBERT R. ALFANO

            The Company has a consulting agreement (the "Agreement") through March 2007 with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of the Agreement, Dr. Alfano is paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per annum in connection with the Company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company.

            In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the three years ended February 28, 2003.

      OTHER ROYALTIES

            The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three years ended February 28, 2003.

      EMPLOYMENT AGREEMENTS

            Mr. Peter Katevatis, the Chief Executive Officer, Chairman and a stockholder of the Company, has an employment agreement. The agreement states that Mr. Katevatis is to be paid $200,000 per year. The agreement also provides for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract expires March 5, 2007.

            On November 17, 1999, the Company entered into a three-year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana. Pursuant to the terms of such agreement, Dr. Castellana became the President and Chief Executive Officer of the Company and was to be paid $100,000 per annum. On June 1, 2001, Dr. Castellana voluntarily terminated employment as President and Chief Executive Officer and verbally waived all salary accruing to him as of that date.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            On July 9, 2001, the Company entered into a three-year employment agreement with Mr. Sidney Braginsky. Pursuant to the terms of the agreement, Mr. Braginsky became the President and Chief Operating Officer of the Company and was to be paid $100,000 per annum. On April 26, 2003, Mr. Braginsky voluntarily terminated employment as President and Chief Operating Officer of the Company and waived all rights to any accrued compensation owed to him in respect to this agreement (Note 4).

      STOCK OPTION COMMITMENTS

            The Board of Directors approved a 1999 Incentive Stock Option Plan (the "Plan"). The aggregate number of shares that may be issued under the options shall not exceed 3 million. The Plan is subject to stockholder approval that the Company expects to obtain at some future date and therefore any awards granted under the Plan will not be deemed granted until such approval is obtained from the stockholders.

            In connection with their employment agreements, the Company granted stock options under the Plan to Mr. Castellana and Mr. Braginsky. Such stock options are exercisable upon the attainment of certain milestones as defined in each of their employment agreements.

            Mr. Castellana was granted options to purchase up to 914,373 shares of the Company's common stock at an option price of $.32 per share, which is subject to a series of milestones as described in his employment contract. As of June 1, 2001 Mr. Castellana resigned from the Corporation and forfeited the stock options.

            Mr. Braginsky was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 150,000 shares and at an option price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options is subject to a series of milestones described in his employment agreement. On April 26, 2003, Mr. Braginsky resigned from the Company and forfeited the stock options.

            In connection with the Company's agreement with RFCUNY (Note 6), the Company granted options to RFCUNY to purchase 600,000 shares of the Company's common stock at an option price of $1.00 per share.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            Activity related to contingent stock option commitments during the three-year period ended February 28, 2003 is as follows:

                                                                                 WEIGHTED
                                                                    EXERCISE     AVERAGE
                                                                      PRICE     EXERCISE
                                                       SHARES         RANGE       PRICE
                                                       ------         -----       -----
               Outstanding, February 29, 2000          914,373        $.32        $.32
               Granted                                      --
                                                    ----------

               Outstanding, February 28, 2001          914,373        $.32        $.32
               Granted                               2,000,000     $.25-$1.00     $.94
               Forfeited                              (914,373)       $.32        $.32
                                                    ----------

               Outstanding, February 28, 2002        2,000,000     $.25-$1.00     $.94
               Granted                                 600,000        $1.00      $1.00
               Forfeited                            (2,000,000)    $.25-$1.00     $.94
                                                    ----------

               Outstanding, February 28, 2003          600,000        $1.00      $1.00
                                                    ==========

9.    STOCKHOLDERS' DEFICIT

      PREFERRED STOCK

            The Company is authorized to issue 50,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by stockholders. The Board of Directors has designated 2,074 shares of preferred stock as series A preferred stock. During the fiscal year ended February 28, 2002, this stock was redeemed for 20,740 shares of common stock. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      PRIVATE OFFERINGS

            During 2001, the Company issued 150,000 shares of common stock at a price of $.25 per share for $37,500.

            During 2002, the Company issued 180,000 shares of common stock at a price of $.25 per share for $45,000.

      COMMON STOCK ISSUED FOR SERVICES

            During 2001, the Company issued 50,000 shares of restricted common stock at a value of $7,500 for services provided to the Company. The transaction was recognized based on the fair value of shares issued. This amount was recorded as general and administrative expense in the consolidated statement of operations.

            During 2002, the Company issued 500,000 shares of restricted common stock at a value of $87,500 for services provided to the Company. The transaction was recognized based on the fair value of shares issued. This amount was recorded as general and administrative expense in the consolidated statement of operations.

            During 2003 the Company issued 100,000 shares of restricted common stock at a value of $15,000 for services provided to the Company. The transaction was recognized based on the fair value of shares issued. This amount was recorded as general and administrative expense in the consolidated statement of operations.

      STOCK WARRANTS

            Stock warrant activity during the three year period ended February 28, 2003, was as follows:

                                                     SHARES           EXERCISE
                                                     ------           --------
                                                    AVAILABLE        PRICE RANGE

               Outstanding February 29, 2000        5,292,044        $.05-$1.20
               Granted                                200,000           $.25
                                                   ----------

               Outstanding, February 28, 2001       5,492,044        $.05-$1.20
               Granted                              2,250,000        $.25-$1.00
               Forfeited                           (1,978,746)
                                                   ----------

               Outstanding, February 28, 2002       5,763,298        $.05-$1.20
               Granted                                     --
               Forfeited                           (2,000,000)
                                                   ----------

               Outstanding, February 28, 2003       3,763,298        $.05-$1.20
                                                   ==========

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            In connection with private placement offerings during fiscal 1997, 1996 and 1995, the Company granted warrants to purchase 400,000, 1,025,000 and 256,250 shares of common stock, respectively. The warrants are exercisable at $1.00 per share and expire in March 2003.

            During fiscal 1997, Mr. Herbert L. Hugill, former President and Chief Executive Officer of the Company was granted a warrant to purchase up to 473,220 shares of the Company's common stock at a price of $1.00 per share. This warrant is exercisable at any time through July 2003 upon the attainment of certain defined milestones. Compensation expense will be recognized for the difference between the warrant price and the fair market value of the stock at the date that the milestones are attained. As of February 28, 2003, no milestones were achieved.

            During fiscal 1999 the Company borrowed funds from Mr. Tami Adelstein and issued a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. Also during 1999, the Company issued Mr. Adelstein 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expire during fiscal 2004.

            During fiscal 2000, Dr. Castellana, in connection with his employment agreement, was issued a warrant to purchase up to 1,978,746 shares of the Company's common stock at an exercise price of $.05 per share for the first 150,000 shares and at an exercise price of $.50 per share for the remaining 1,828,746 shares. On June 1, 2001, Dr. Castellana resigned as President and Chief Executive Officer of the Company. As a result of his resignation and the milestones not being attained as of that date, the warrants have been forfeited.

            Also, during 2000 warrants were issued to purchase 566,666 shares of the Company's common stock at an exercise price of $.25 to $.75 per share for cash and services. The Company also granted the City College of New York a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00, which expires during fiscal 2004.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            During fiscal 2002, Mr. Sidney Braginsky in connection with his employment agreement, was issued a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.25 per share for the first 150,000 shares and at an exercise price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options and shares under the warrant is subject to a series of milestones described in his employment agreement. On April 26, 2003, Mr. Braginsky resigned as President and Chief Operating Officer of the Company. As a result of his resignation and the milestones not being attained as of that date, the warrants have been forfeited.

            Also during 2002, the Company issued 50,000 shares of common stock at a value of $7,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share for secretarial services provided to the Company. The warrants expire in March 2003.

            In 2002, the Company issued 400,000 shares of common stock at a value of $76,000 and issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.25 per share for financial advisory services. The warrants expire in 2006.

      ANTI-DILUTION RIGHTS

            The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the year ended February 28, 2003, Mr. Katevatis exercised his right and requested the Company issue 44,312 common shares. Under the terms of the anti-dilution rights and upon Mr. Katevatis' request, the Company is obligated to issue an additional 1,619,057 common shares to meet the minimum 17% ownership interest in shares issued and outstanding at February 28, 2003.

            The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the year ended February 28, 2003, Dr. Alfano exercised his right and requested the Company issue 17,729 common shares. Under the terms of the anti-dilution rights and upon Dr. Alfano's request, the Company is obligated to issue an additional 71,557 common shares to meet the minimum 4% ownership interest in shares issued and outstanding at February 28, 2003.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.   SUBSEQUENT EVENTS

      APPOINTMENT OF PRESIDENT AND CHIEF OPERATING OFFICER

            On April 23, 2003, the Company entered into a three-year employment agreement with Mr. Michael Engelhart. Pursuant to the terms of the agreement, Mr. Engelhart became the President and Chief Operating Officer of the Company and is to be paid $120,000 per annum.

            Mr. Engelhart was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 200,000 shares and at an option price of $1.00 per share for the remaining 1,800,000 shares. Mr. Engelhart's ability to exercise these options is subject to a series of milestones described in his employment agreement. In the event stockholders approve the Plan and these options become exercisable, the Company would record the estimated fair value of the award in accordance with the expense recognition method as described in APB 25.

            In addition, the Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart is the President and Chief Executive Officer of THM. During 2003, the Company paid $10,000 to THM for services.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors

The directors, executive officers and significant employees of the Company are:

      Name                       Age                     Position
      ----                       ---                     --------

      Sidney Braginsky            61                     Director

      Peter Katevatis Esq.        69              Chairman of the Board,
                                                 Chief Executive Officer

      John M. Kennedy             66         Director chief financial officer

      William Armstrong           86                     Director

      Michael Engelhart           41                     Director

                                             President chief operating officer

      Michael N. Kouvatas         76                     Director

      John P. Matheu              81                     Director

Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors

SIDNEY BRAGINSKY, as of July 9, 2001 had assumed the role of President COO and Board of Director Member of Mediscience Technology under a three year milestone structured equity compensation agreement. (see 8-K dtd July 25, 2001).
Effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the termination of his July 9, 2001 agreement effective retroactively as of July 9, 2001. (see subsequent events) He will continue as a Board member providing consulting services to the Board and President COO Michael Engelhart as needed. See ITEM 13 subsequent events and *-K filing dated March 13, 2003

Mr. Braginsky was formerly with OLYMPUS OPTICAL LTD for 27 years most recently as President CEO of OLYMPUS AMERICA, Inc., the Olympus US subsidiary. OLYMPUS LTD. is a multi-national corporation headquartered in Tokyo Japan and a world leader in microscopes, endoscopes, automatic blood and fluid chemistry analyzers measuring research, industrial and consumer products. Mr. Braginsky is a present board member of, NOVEN Pharmaceuticals, REDOX Pharmaceuticals, ELECTRO-OPTICAL SYSTEMS, Inc., ESTEK CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory

PETER KATEVATIS ESQ. presently continues to serve as Chairman Chief Executive Officer, he has served as Chairman of the Board of Directors and CEO since 1993 and continues in that capacity as of April 26, 2003 when Michael Engelhart by contract became President, and COO replacing Sidney Braginsky, former President COO (see subsequent events).

Katevatis also served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill as President CEO and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, PA and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December, 1992. He is a member of the American Arbitration Association and also serves as an arbitrator with the National Association of Security Dealers (NASDQ. He is a member of the National District Attorney's Association.

JOHN M. KENNEDY currently serves a Vice President and Secretary of the Company, as well as being a director of the Company since 1982 and audit committee chairman since 2000. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as secretary since 1986. Mr. Kennedy is Chairman of the Board, Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry located in Somerdale, New Jersey. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank. Mr. Kennedy is a member and the Chairman of the Mediscience Audit Committee

WILLIAM W. ARMSTRONG has served as a director of the Company since 1978 and audit committee member since 2000. He has been in retirement since 1982 following a 36 year career as a research scientist with Pfizer Inc, a world wide health care, personal care and specialty chemicals manufacturer headquartered in New York City. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer concerning programs involved with disperse systems and complex liquids his field of expertise. He has been awarded 14 patents concerned in general with therapeutic agent dosage delivery systems. Mr. Armstrong is a member of the Mediscience Audit Committee

MICHAEL ENGELHART effective April 26, 2003, Michael Engelhart has been appointed President and Chief Operating Officer based on a three year contract with warrants expiring on April 286, 2006. Mr. Engelhart is President/CEO of THMGROUP LLC, Ramsey NJ as Registrant's contracted and Board approved exclusive advisor to explore options for the commercialization of its technology.

Registrants 8-K dated January 22, 2003 is incorporated herein by reference, Registrants 8-K dated March 13, 2003 is incorporated by reference.

JOHN P. MATHEU has served as a director of the Company since July 1996, and audit committee member since 2000. Mr. Matheu is currently general partner and co-founder of MATCO & Associates, a firm specializing in providing management consulting services to decision makers in biopharmaceutical, medical devices and health care firms. Previously, he was employed by Pfizer Inc. during which time he held a wide range of management positions primarily in distribution, marketing and sales. As Vice President, he established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories 800 person field sales force, its hospital marketing group and its training department. He left Pfizer in 1984 and founded Matheu Associates, a management-consulting firm. Mr. Matheu is a member of the Mediscience Audit Committee.

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

                             AUDIT COMMITTEE CHARTER
--------------------------------------------------------------------------------

"The audit committee Chair John Kennedy, John Matheu , William Armstrong and President Michael Engelhart is responsible for reviewing and considering actions of the Company's Board of Directors in matters related to audit functions; selecting and terminating the Company's independent accountants and auditors, reviewing with the Company's independent accountants and auditors the scope and results of their audit, reviewing the internal audits and the effectiveness of procedures. The members of the audit committee who are directors are "independent" as required by the SEC Rules and are financially literate with accounting and financial experience appropriate for proper and competent oversight."

Mr. Kennedy, Mediscience audit committee chairman, has served as Audit committee chairman on the 1st People Bank of New Jersey, Pepco Mfg Co. of NJ and has an understanding of GAAP and financial statements as well as the ability to assess proper accounting for estimates, accruals, and reserves He has experience in the preparation, auditing, evaluating of financial statements as well as required internal controls and the supervision experience for such auditing functions.

Scientific Advisory Board

The Scientific Advisory Board's Chairman is Dr. Robert R. Alfano* distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology. and a *principal stockholder of the Company. He supervises the research and development of the Company's cancer diagnostic technology and is principal investigator at CCNY. Since 1972, he has been affiliated with the Physics Department of CCNY. He presently directs the institute for Ultra fast Spectroscopy and Lasers and the Photonics Engineering Laboratories at City College. From 1964 to 1972, he was a member of the technical staff of General Telephone & Electronics Laboratories. Dr. Alfano received an Alfred P. Sloan Fellowship Research corporation Award and was made a Fellow of the American Physical Society in 1976. In 1983 he received the Outstanding Italian-American Award for Science. In May 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultra fast phenomena. He has been a consultant to several major corporations including GTE, Clairol, Phillips Dental and Hamamatsu Photonics. Dr. Alfano is on the advisory board of Photonics Spectra Magazine. He is a reviewer for prestigious professional journals in the fields of physics, optics, photobiology, photochemistry and biophysics. He received his B.S. and M.S. degrees in Physics from Farleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D in Physics from New York University in 1972. He directs scientists from CCNY and other institutions, including Memorial Sloan Kettering Medical Center, New York Hospital-Cornell Medical School, Hackensack University Medical Center and the Lawrence Livermore National Laboratory working to set up hospital programs evaluating optical imaging research for diagnosis. Dr. Alfano holds over 73 patents and has published over 600 papers. Dr. Alfano is a contracted paid consultant. (See infra)

Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue auto fluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles, papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April, 1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

Stephane Lubicz, M.D.

EDUCATION: 1965-1968 BS, Cum Laude, Free University of Brussels, Belgium.

M.D., Free University of Brussels, Belgium. PROFESSIONAL EXPERIENCE:
Pharmaceutical, Medical and Gynecologic Oncology

                      I. Pharmaceutical Industry Experience

(A) USA consultant to B. & A, Inc. The Company operates for the coordination and organization of clinical trials in Mexico (and throughout Latin America). This includes all Phase II, III trials and post marketing surveillance activities through Phase IV Clinical trials).

(B) Medical director, Clinical Development Oncology Daiichi Pharmaceutical Corporation, Montvale, NJ (08/2000-011/2002)

(I) Phase III: Project Pancreas- Global (US and Europe: Protocol Global project (Japan, USA + Mexico, EU)

(II) Phase II: completion and initiation of multiple Phase II studies: Solid tumors and leukemia's, initiations and monitoring of sites and investigators for Phase II (US, Canada, Mexico)

(2) TZT-1027 project: Global project with Japan and EU (parallel and or complementary studies in EU and Japan) Phase II: All Solid Tumors. Phase II includes 3 studies (use of a template protocol for multiple protocols/drug projects).

(3) CPT-11 project: Gynecologic Project. Finalization of project in gynecologic malignancies and selection of endometrial cancer project (a Phase II study

                             II. Clinical experience

1969-1971 Rotating Externship, Brussels University Hospitals, Brussels, Belgium. 1971-1972 Rotating Internship, Brussels University Hospitals, Brussels, Belgium. 1972-1975 Residency, Obstetrics and Gynecology, Brussels University Hospital and Affiliated Hospitals, Belgium. 1975-1979. Residency, Obstetrics and Gynecology. The Jewish Hospital and Medical Center of Brooklyn, N.Y.1979-1981 Fellow, Gynecology Oncology, Department of Obstetrics, Gynecology and Reproductive Sciences. Mount

Sinai School of Medicine, New York, N.Y. 1981-1982 Attending Physician, Department of Obstetrics and Gynecology, Mount Sinai Hospital Medical Center of Chicago, Chicago, IL. 1981-1982. Assistant Professor, Rush Medical College, Chicago, IL.1981-1982. Director of Medical Education for Residents and Students, Rush Medical College, Chicago, IL.1982-1984 Full-time Attending, Department of Obstetrics, Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y.1982-1984 Assistant Director, Division of Gynecologic-Oncology, Department of Obstetrics & Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y.1982-1991 Instructor, Mount Sinai School of Medicine, New York, N.Y. 1982-1984 Assistant Attending, Department of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y. 1982-1984 Assistant Director, Gynecologic Oncology, Dept of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y 1985 to 1994-Pres Attending, The Mount Sinai Medical Center, New York, N.Y., LaGuardia Hospital, Queens, N.Y., Doctors Hospital, New York, N.Y. St. Vincent Hospital, New York, Syosset Community Hospital, L.I. St. Clare's Hospital, N.Y.C. 1995-1996 Director, Division of Gyn/Oncology St.Vincent's Hospital, N.Y 07/00-11/02Director of Oncology, Clinical development, Daiichi Pharma. Corp Montvale, New Jersey (Japan, Canada, Mexico and Europe)

CERTIFICATION:

E.C.F.M.G., July 25, 1973, #202-214-3. Board Certified in Obstetrics and Gynecology, July 1977, Belgium., Board Certified in Obstetrics and Gynecology, November 1982, U.S.A., Board Certified in Gynecologic Oncology, December 1987., HIP Panel, Sub-Specialty Gynecologic Oncology, January 1988- June 1996.

PROFESSIONAL MEMBERSHIPS:

American College of Obstetricians and Gynecologists (ACOG). American Association of French-Speaking Health Professionals (AAFSHP). Chicago Medical Society. Society of Chicago Gynecologic Oncologists. American Society of Gynecologic Laparoscopists.American Society of Clinical Oncology. Cancer Committee Board, Department of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y.International Correspondence Society of Obstetricians and Gynecologists. New York State Medical Society of Colposcopy and Cervical Pathology, Gynecologic Laser Society. New York Gynecological Society Society of Surgical Oncology
(SSO). Drug Information Association America Association of Clinical Research The Gynecologic Surgery Society The American College of Forensic Examiners The Society of Pelvic Reconstructive Surgeons American Medical Association

OTHER PROFESSIONAL ACTIVITIES: Relevant Papers

7/94"Fluorescence spectroscopy in the diagnosis of gynecologic malignancies."9/94"Fluorescence spectroscopy in the diagnosis of gynecologic malignancies

Optical Fluorescence Spectroscopy in the Detection of Cervical Cancer.

Tang G.C., Pradhan, A., Lubicz S. and Alfano CCNY, New York Gynecologic Oncology vol. 32, p. 128.

Fluorescence spectra from normal and tumor tissues of the gynecological tract.

She W., Liu C.H., Tang G.C., Lubicz S., Alfano CCNY

Ultraviolet Excited Fluorescence Spectra from non-malignant and Malignant Tissues of the Gynecological Tract. Lubicz S, Alfano RR, Tang GC, Sha Glassman W and Liu CH. CCNY

Raman, Fluorescence, and Time-Resolved Light Scattering as Optical Diagnostic

Techniques to Separate Diseased and Normal Biomedical Media.Liu CH , Photochemical J and RR. Photobiology: Biol., vol. 16 (1992

Stanley L. Wiener, M.D., F.A.C.O.G

Chicago Medical School M.D Degree 1963. 1963-67 Bellevue University Hospital-OB-GYN Residency and Chief Resident. 1969 Board Certification OBGYN and Fellow American College of Gynecologists.

1967 to present: Senior Attending-Pascack Valley Hospital, Westwood New Jersey,

1984 to present Director Alternative Birthing Center Pascack Valley Hospital, Westwood New Jersey,

1990-1996 Director, Division OB-GYN Pascack Valley Hospital, Westwood New
Jersey,

1993 to present: Attending-Pascack Valley Hospital, Westwood New Jersey,

1993 to present: Attending- Hackensack University, Hackensack, New Jersey

Committee Membership at Pascack Valley Hospital: Bio Ethics, Utilization Review, Medical Executive Committee, Disease Related Group. Past Committee Memberships:
Operating Room and PRO of Bergen County

Societies: A.C.O.G. Bergen County Medical Society, Bellevue OB-GYN Society,

The Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share

ITEM 10. EXECUTIVE COMPENSATION

The following sets forth a summary of compensation paid or accrued to the executive officers of the Company for fiscal years ending February 29, 2002, February, 28 2001, February 28, 2000 and February 28, 1999 whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

Name and                        Year ended                          Other Annual
Principle Position             Feb. 28 (29)       Salary            Compensation
------------------             ------------     ---------           ------------
                                   2003         $ 200,000             $65,617(1)
Peter Katevatis                    2002         $ 200,000             $53,041(1)
CEO                                2001         $ 200,000             $61,977(1)
Chairman                           2000         $ 200,000             $67,614(1)

                                   2003                (0)                 -0-
Sidney Braginsky                   2002         $  74,333(2)               -0-
President COO

(1) Includes payment to Mr. Katevatis of yearly legal retainer of $50,000 February 28, 2003 February 29,2002, February 28, 2001 February 28,2000, (fiscal years 2002 2001, 2000, 1999 respectively), and partial contract benefits for fiscal year ending 2003 under his employment agreement of automobile expense $6,779 and health insurance $8,838

      Contract benefits for fiscal year 2002 under his employment agreement were automobile expense $7,318, auto insurance $705.00, and health insurance $3,954. Contract benefits for 2001 were automobile expense $10,535, auto insurance $2,828, and health insurance $4,251. Contract benefits paid in 2000; automobile expense of $5,464, automobile insurance of $3,541 and health insurance of $2,931. See Note 3 to consolidated Financial Statements.

(20) On March 13, 2003 Mr. Braginsky terminated his contract and waived all salary and expenses including all accruals of salary and/or expenses incurred.

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

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

 Number of shares underlying                Value of unexercised
unexercised options at year end       in-the-money options at year end
-------------------------------       ---------------------------------
Exercisable       Unexercisable       Exercisable         Unexercisable
-----------       -------------       -----------         -------------

    0                   0                  0                    0

The Company does not have any other contingent forms of compensation for officers and directors, including any pension, retirement, stock bonus or other compensation plan. No compensation has been paid to any individual for services rendered as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at February 28, 2003 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director and (iii) the ownership of the Common Stock by all elective officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:

                                           Amount of Beneficial                Percentage of
Name and Address                            Ownership 2/28/03                      Class
---------------                            --------------------                -------------
Peter Katevatis
P.O. Box 598 08003
Woodcrest Cherry Hill NJ                 4,725,595(1)(2)(3)(4)(5)(12)(15)(16)       13.4

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083                  2,677,933(5)(6)(12)                         7.5

William W. Armstrong
P.O Box 607
Tupper Lake, NY 2986                       355,200(5)(7)(12)                        0.09

Michael Kouvatas
27 Kings Highway
East Haddonfield NJ 08033                  684,666(5)(8)(12)                         1.9

Mathew Culligan (deceased)
410 East 65 Street
New York, NY 10021                          20,000(10)                             0.005

Robert C. Miller
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                               0(14)                              0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                       1,414,000(11)                               4.0

All directors and officers as a group
7 persons                                8,770,894(13)                              24.7

                                   ----------

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

(13) Includes the shares described in notes (1), (6), (7), (8), (9) and (10) above.

(14) Excludes 3,041,500 shares beneficially owned by Allen & Company, Incorporated, (8.5%- includes 1,041,500 warrants) reflected in Amendment No. 6 to their Schedule SC13G/A dated 2/14/02 filed by Allen & Co. Mr. Miller is a vice president and a director of Allen & Company, Incorporated. Allen Warrant expired April 6, 2003 benficial ownership reduced to 2,041,500.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Payment of professional fees to firms affiliated with certain of our directors;

1. THM Group,LLC : Mediscience Director President COO Michael W. Engelhart

On January 13,2003 Registrant entered into an agreement appointing THM GROUP, Ramsey NJ as exclusive advisor to explore options for the registrant to commercialize its technology. THM GROUP LLC will provide advice and lead managing a variety of initiatives to raise development and growth capital for Mediscience. The agreement calls for an incentive compensation framework to cover the three sources of financing pursued in parallel: private investment capital for the purchase of a minority interest, acquisition capital that would result in a change of control, and out-licensing. The framework specifically provides that THM Group, LLC go substantially at risk during the engagement and that essentially all THMGROUP LLC compensation be paid on the backend, only upon success. See 8-K Report filed January 22, 2003, see MEDISCIENCETECH.com

Also see ITEM 13; see 8-K Report March 13, 2003, "On unanimous Board of Directors approval Registrant appointed Michael W. Engelhart to the Mediscience Board of Directors effective immediately. "Exhibit A" Mr. Engelhart is President/CEO of THMGROUP LLC, Ramsey NJ". See MEDISCIENCETECH.com

Mr. Engelhart has agreed to recuse himself on any future board meeting and/or matter that actually or in appearance suggests a conflict between his role in THM GROUPLLC and President COO of Mediscience Technology Corp.

2. Peter Katevatis Esquire see ITEM 10 "Summary Compensation Table"

"(1) Includes payment to Mr.Katevatis of $50,000 for legal services rendered during each of the fiscal years ending in February 2003 February 2002. February 29,2001,February 28, 2000 February 28,1999, February 28, 1998 (fiscal years 2003, 2002, 2001 2000, 1999, 1998 respectively)". Katevatis has agreed to non-interest bearing accrual of all such accruals and has the unqualified right to elect to receive all or part of such accrued debt in cash/shares (at 0.25 cents per share). This right is assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the overall corporate debt accrued and owing to Katevatis This offer by Katevatis was unanimously accepted by the Board of Directors as in the best interests of the Registrant and continues in effect.

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

On November 17, 1999 the Company entered into a three year employment agreement beginning February 1, 2000 with Dr. Frank S. Castellana, as President and Chief Executive Officer approved by Board of Director action November 18, 1999. As of June 1, 2001 Dr. Castellana formally terminated his agreement in total and verbally waived all salary and effectively cancelled any and all contract rights to Mediscience Common Stock options. Dr. Castellana was contractually subject to a series of contractual milestones described in his business plan (approved by Board of Directors 11/18/99) for development and marketing the registrant's platform technology with Sarnoff Research Corporation, including the obtaining of funding on terms favorable to the Company none of which were met.

ITEM 13. SUBSEQUENT EVENTS:

REGISTRANTS 8-k FILINGS dated MARCH 13, 2003

On June 13, 2003 Michael Engelhart, agreed to serve on a voluntary technical & advisory council to photonics-based research programs at the City College of New York.

The proposed council will act as an outside adviser to Prof. Robert R. Alfano and other CUNY faculty and researchers participating in the NASA Center for Optical Sensing and Imaging and NYS Center for Advanced Technology programs, and University Photonics Initiative. It is anticipated that the council will meet 2-3 times per academic year and will require several hours of active effort by each member over this period. The initial meeting is contemplated for either August or September 2003.

On June 4, 2003 Michael Engelhart, President and COO of Registrant, announced the State of Delaware approval and formation of "PROSCREEN, LLC" as of (June 3, 2003) and Photonics for Woman's Oncology LLC. as of (February 27, 2003. "Both LLC Company's are wholly owned subsidiaries of Mediscience Technology. The Company filed an 8-K reporting the establishment of the two separate State of Delaware LLC's "Photonics for Woman's Oncology" and "Proscreen," SEC 8-K dtd June 4, 2003 filing incorporated herein by reference

On March 13,2003, By unanimous Board of Directors approval Registrant appointed Michael W. Engelhart as President and Chief Operating Officer effective April 23,2003 (employment contract attached hereto as "Exhibit A., B, C")

On March 13, 2003 effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Exhibit "D"

Mr. Sidney Braginsky will continue as an active Board member, his compensation to be the same as all other BOD members. Additionally he will provide compensated consulting services to the Board and President COO Michael Engelhart as needed.

On April 6, 2003 Allen & Co. warrants expired by operation of their terms. The 3,041,500 shares beneficially owned by Allen & Company, Inc., ( approx 8.5% equity in Registrant includes 1,041,500 warrants) reflected in Amendment No. 6 to their Schedule SC13G/A dated 2/14/02 filing. The Allen Warrant expired April 6, 2003 and beneficial ownership is reduced to 2,041,500.

              Employment contract and warrants Exhibits "A","B","C"

            MICHAEL W. ENGELHART /PRESIDENT/ CHIEF OPERATING OFFICER

This Agreement dated April 23, 2003 by and between Mediscience Technology Corp., a New Jersey corporation ("MDSC"), 1235 Folkstone Way, Cherry Hill, New Jersey 08034, and Michael W. Engelhart (ME) ("Employee) residing at 161 North Franklin Turnpike, Suite 204, Ramsey, NJ 07446

W I T N E S S E T H: For and in consideration of the covenants and undertakings set forth below, the parties hereto hereby agree as follows:

1. MDSC agrees to employ Employee, and Employee accepts such employment, as President and Chief Operating Officer of MDSC on the terms and conditions and during the Term hereinafter set forth.

2. The initial term of Employee's employment hereunder shall commence on April 1st, 2003 or such other date as shall be mutually acceptable to Employee and the Board of Directors (the "Board") of MDSC (the "Commencement Date") and shall end on the third anniversary of the Commencement Date April 23, 2006, said initial term to be automatically extended by additional one-year renewal terms unless either MDSC or Employee shall notify the other in writing, at least 30 days prior to the end of the then current term, of intent to terminate this Agreement as of the end of the then current term. In addition, this Agreement is terminable prior to the expiration of its term as above provided in this
      Section 2, as follows: (a) by MDSC for Cause (as such term is hereafter defined in Section 13 and 5 (i), (ii), (iii), (iv), (v) below), and (b) upon the death or "permanent and total disability" (as such term is defined in section 22(e)(3) of the Code) of Employee. The term of this Agreement is herein referred to as the "Term".

3 As President and Chief Operating Officer of MDSC, Employee shall, subject to the control of the Chairman CEO and Board, have general charge of the business and affairs of MDSC including any and all subsidiary companies (e.g. LLC's) and shall have the direction of all other officers, agents, consultants, employees of MDSC (except the Chairman of the Board and Treasurer, who shall report directly to the Board). Employee may assign such duties to the other officers of MDSC, as he deems appropriate.

      As President and Chief Operating Officer, Employee shall, when present, preside at all meetings of the shareholders of MDSC and shall also preside at all meetings of the Board at which the Chairman of the Board is not present. Employee shall be ex- officio a member of all committees of the Board.

      At the sole discretion of the Chairman/CEO. (Employee may be present and participate in any meeting of the Board, or any committee or subcommittee thereof, where a transaction or proposed transaction involving Employee or any other entity in which Employee has an interest is discussed, evaluated, considered, or voted upon.

      Notwithstanding the proceeding, however, Employee shall not cast a vote in his capacity as officer or director of MDSC with respect to any transaction involving Employee or any other entity in which Employee has any interest, direct or indirect. eg THMGroup

4 The Company and "THMLLC group have prepared a comprehensive executive summary/ business plan for the transition of MDSC from a development stage to a profitable commercial company (the "Business Plan"). The Business Plan has been reviewed and approved by the Board. Michael Engelhart shall use his best efforts to cause MDSC to meet the goals and objectives of the Business Plan.

5 In consideration of Employee's services pursuant to this Agreement, during the Term MDSC shall pay Employee an annual base salary of $ 120,000 (one hundred and twenty thousand dollars), payable monthly in arrears (with the agreed exception of a $1,000.00 per month stipend).

      Annual base salary and Employee's exercise of each of the three option rights (600,000-600,000-600,000) representing Employee's contract warrant to purchase a total of 1,800,000 MDSC common shares shall be subject to annual review. The Chairman/CEO reserves the exclusive right to implement/call for interim Board of Director Review based on the on-going performance, financial capability of MDSC, and MDSC's ability to timely satisfy any of the five critical milestones (each, a "Critical Milestone") described in the Business Plan (i.e. the completion on budget of;

      (i) Preclinical toxicity studies within reasonable time of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),

      (ii) Device development and preclinical validation within a reasonable time period of the Initial Funding Date

      (iii) Phase I and II clinical trials within reasonable time of the Initial Funding Date,

      (iv)  Phase 111 clinical trials and PMA submission to the FDA.

      (v)   PMA approval within reasonable time of the Initial Funding Date.

      In addition, based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of each Critical Milestone MDSC board of directors may authorize Employee a cash bonus per year for the timely achievement on any Critical Milestone either in cash or MDSC common stock at the election of (ME).

      In the event that the Term shall be ended by the death or the permanent and total disability of Employee, base salary and bonuses shall continue to be paid during the one-year period following the end of the Term.

6 Employee acknowledges that MDSC does not now have any group life, disability or medical insurance, or cash bonus, deferred compensation, pension, retirement or other employee benefit plan of any kind or any liability insurance or director and officer insurance. Employee agrees that MDSC shall not be required to institute any of such plans or insurance until and unless its financial resources permit and then only to the extent contemplated by the Business Plan except that MDSC shall obtain Directors and Officers Liability Insurance at the earliest practical time consistent with MDSC's financial ability to obtain same. Once instituted in accordance with the Business Plan, Employee shall be entitled to participate in all such plans and to be covered by all such insurance.

      Employee shall not be entitled to reimbursement for the cost of any insurance Employee obtains or maintains or for the cost or loss of opportunity to contribute to any pension or retirement plan, but shall be entitled to a car allowance and other fringe benefits up to a maximum of $12,000 per year during the Term (in addition to all fringe benefits required by law to be provided to Employee). During the Term, Employee shall be entitled to:

      (i) Vacation time each year in accordance with MDSC's standard employee policy in respect thereof from time to time in effect in addition to the holidays normally observed by MDSC; and

      (ii) Prompt reimbursement for reasonable out-of-pocket business expenses incurred by Employee in accordance with MDSC's standard employee reimbursement policy from time to time in effect.

7 To the maximum extent permitted by applicable law, MDSC shall indemnify Employee, and hold Employee harmless from and against, any loss, damage or claim to which Employee may become subject as the direct result of any of his acts or omissions as the President and Chief Operating Officer of MDSC, (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by Employee in connection therewith and such indemnification shall continue after has ceased to be a director, trustee, officer, employee or agent.. MDSC shall provide at its own expense legal counsel to defend Employee in connection therewith. Such counsel shall be MDSC's counsel unless MDSC's counsel shall have a conflict of interest, in which case Employee may select counsel of his choice and MDSC shall promptly reimburse Employee for the reasonable fees and expenses of such counsel.

      The right to indemnification conferred in this Paragraph 7 shall be a contract right and shall include the right to be paid by MDSC the expenses (including attorneys' fees) incurred by Employee in defending any such legal proceeding in advance of its final disposition.

      Employee understands, as his additional contract obligation and as a MTC contract right that it will be an irreparable material breach of his employment agreement should employee not fully cooperate, individually or through counsel in any legal action whatsoever where any loss, damage or claim asserted is claimed to be the direct or indirect result of any of his acts or omissions as the President and Chief Operating Officer of MDSC. Employee herein acknowledgeshis contractual obligation for his unqualified cooperation so as to enable Mediscience to mitigate, defend, settle, and otherwise resolve any matter in the best interest of the Company's shareholders, investors and management.

8 During the Term, Employee shall devote his time and energies to the business of MDSC. Notwithstanding the foregoing and provided that such activities do not materially impair the performance by Employee of his duties under this Agreement as President and Chief Operating Officer of MDSC, Employee shall not be prohibited from:

      (i)   Engaging in charitable and civic activities,

      (ii) Discharging those obligations which Employee is subject to on the date of this Agreement as summarized on his Annex I hereto

      (iii) Continuing to participate in those businesses/boards listed on Annex 1 hereto (

      (iv) Retaining for his personal benefits all fees, honoraria and profits from the activities permitted by clauses (i), (ii) and (iii) of this sentence.

9. The Board has adopted an incentive stock option plan (the " 1999 Plan") complying with section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and will recommend the 1999 Plan to MDSC's shareholders for their approval at the next annual meeting of shareholders of MDSC which will take place within a reasonable time, subject to financial resource ability, after the date of the Board's adoption of the 1999 Plan. The 1999 Plan permits holders of options granted there-under to pay the exercise price due upon their exercise of such options either with cash or shares of MDSC Common Stock valued at the fair market value of such shares at the time of such exercise. The 1999 Plan will provide for the maximum periods permitted by the Code during which the Option can be exercised following the death, permanent and total disability or termination of employment.

10. On the date of this Agreement, MDSC will for $100.00 dollars grant to Employee an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of MDSC common stock:

      (i) 1,800,000 shares of MDSC common stock at the option price of $1.00 per share

      (ii) 200,00 shares of MDSC common stock at the option price of $.025 cents per share

      (i) (ME) shall have the unqualified right to assign NO MORE than 50% (fifty percent) his warrant rights subject to all contract terms and restrictions contained in this agreement and contained in the language of the warrant or warrants. See controlling paragraph 11

      This option shall be effected as to any and all adjustment in the event of any funding, stock splits, reverse stock splits, warrants, etc, excepting however contract rights, agreements anti-dilution rights, etc (reflected in corporate SEC filings) in Peter Katevatis Esq. and Dr. Robert Alfano founders.

      The option of 1,800,000 shares will be exercisable subject to the following conditions precedent for each proposed exercise:

      a) To the extent of 600,000 shares from and after the later of: (i) the date on which MDSC and /or any wholly owned subsidiary company shall have received at least $5.0 (five) million in equity investments based upon the Business Plan This provision can not under any circumstances or reason be independently waived by Board of Directors action. Chairman/CEO at his sole discretion and authority can introduce a motion for total or partial waiver to the Board of Directors based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of eachCritical Milestone.

      (b) To the extent of an additional 600,000 shares from and after the later of (ii) the date on which MDSC shall have received a total of at least $ 10 (ten) million. In equity investments based upon the Business Plan. This provision cannot under any circumstances or reason be independently waived by Board of Directors action. Chairman/CEO at his sole discretion and authority can introduce a motion for total or partial waiver to the Board of Directors based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of each Critical Milestone

      c) To the extent of an additional 600,000 shares from and after (iii) the date on which MDSC shall have received at least $ 15 (fifteen) million in equity investments based upon the Business Plan. This provision cannot under any circumstances or reason be independently waived by Board of Directors action. Chairman/CEO at his sole discretion and authority may introduce a motion for total or partial waiver to the Board of Directors based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of each Critical Milestone

      Notwithstanding the foregoing provisions of this Section 10, the total Option will be fully exercisable in the event of a "change in control" brought about through the direct and material efforts of employee President COO Michael Engelhart and directly resulting from the sale, transfer or disposition of all or substantially all of the assets of MDSC for approved value, a merger for approved value involving MDSC in which a majority of the Board of Directors of the surviving entity is not composed of members of the Board of MDSC as of the day preceding the effective date of the merger, or the leveraged buyout of MDSC for approved value (a "Change in Control").

      The Option, in total or remaining, will expire on the fifteenth anniversary of the date of this Agreement.

11. The Warrant and the Option will bear a legend to the effect that the Warrant or Option, as the case may be, and the shares of Common Stock of MDSC to be issued upon exercise thereof (respectively, the "Option Shares" and the "Warrant Shares") have not been registered under the Securities Act of 1933 (the "Act") or the Blue Sky laws of any jurisdiction (the "Blue Sky Laws"), that the Warrant and the Option have been, and if issued the Warrant Shares and the Option Shares will be, acquired by Employee for investment, pursuant to the terms of this employment agreement incorporated herein as part of the warrant and that neither the Warrant nor the Option nor the Warrant Shares nor the Option Shares may be sold, transferred, pledged or hypothecated in the absence of an effective registration statement for the Warrant and/or the Warrant Shares or the Option and/or the Option Shares, as the case may be, under the Act and the Blue Sky Laws or an opinion of counsel to MDSC that registration is not required under the Act or the Blue Sky Laws. There are two types of options available, qualified and nonqualified. At this time, the company does not know if the above options when exercised in the future will be taxable. Therefore:

      (i) It is understood and agreed to by the parties to this agreement that any options exercised in the future by any officer or director are determined and agreed by the parties herein as taxable, unless the Company prior to the exercise of the warrant shall receives an IRS opinion to the contrary. The Company will discuss with the IRS and appropriate Department of Taxation and Finance to establish the amount of any liability.

      (ii) The selling individuals will be responsible and pay any and all such tax. The selling warrant. /option holder will provide affidavit certification thereof from his selling broker that the selling brokerage firm has paid and forwarded all appropriate tax payments as a condition precedent to any cash or share distribution to the selling warrant/option holder.

      (iii) Companies are required by law to withhold taxes where they are due this tax payment obligation is by agreement incorporated as a material term of the issuing warrant/option and is intended to establish Mediscience as a third party contract beneficiary to the broker/client share sale agreement thus assuring the tax payment and avoiding any and all tax liability. in the Company or its Board of Directors.

      (iv) The rules of limited liability protect directors of a company from most corporate mismanagement. They do not, however, apply to failure to pay taxes.

12. In the event that Employee voluntarily terminates his employment or Employee's employment is terminated by MDSC for Cause, Employee shall be entitled to receive compensation and benefits earned by him and/or accruing to him prior to the date of such termination, prorated up to and including such date. In the event that Employee's employment is terminated by MDSC without Cause or in connection with a Change in Control, Employee shall be entitled to receive compensation and benefits earned by him and/or accruing to him prior to the date of such termination, prorated up to and including the first anniversary of such date or, if longer, until the scheduled expiration date of the Term. For purposes of this Agreement, "Cause" means any of the following: (i) any act or acts of Employee constituting a felony (or its equivalent) under the laws of the United States, any state thereof or any foreign jurisdiction; or (ii) any material breach by Employee of this Agreement or the policies of MDSC or any of its subsidiaries or the willful and persistent (after written notice to Employee) failure or refusal of Employee to perform his duties of employment or comply in any material respect with any lawful directives of the Board and/or Chairman CEO; or (iii) a course of conduct by Employee amounting to gross neglect, willful misconduct or dishonesty; or (iv) any misappropriation of material property (whether real, personal, tangible or intangible) of MDSC by Employee; or (v) any misappropriation of a corporate or business opportunity of MDSC or any of its subsidiaries by Employee. Anything to the contrary herein notwithstanding, " "Cause" shall include Employee's failure or inability to materially meet or cause MDSC to materially meet the particular performance goals or targets set out in Paragraph 5 (i), (ii), (iii), (iv), (v).

13. During Employee's employment by MDSC and during any time thereafter while Employee remains a member of the Board or a consultant to MDSC, he will develop and be exposed to confidential information and trade secrets of MDSC as well as similar information which MDSC has received from others (e.g. Sarnoff Corporation, Drexel University, Hahanemann and CUNY) and considers to be confidential. Employee understands that the maintenance of the proprietary character of such information is vital to MDSC. Accordingly, at any time during Employee's employment and at all times thereafter, he will not disclose to others any such confidential information or trade secrets. The provisions of this Section 14 shall not apply after the proprietary information has been: (i) voluntarily disclosed to the public by MDSC; or (ii) independently developed and disclosed by others; or (iii) otherwise enters the public domain through lawful means.

14. For an 18-month period following the termination of his employment under the terms of Section 2 above, Employee shall not for his account or in any other capacity (including as an officer, member, employee, consultant, partner, representative, sole proprietor or advisor of another) participate in any entity (or affiliate or connect with, or render service to, or furnish assistance or advice to, any person, corporation, firm or other organization), which, in competition with MDSC, (a) renders medical services or engages in research, development, marketing and/or manufacture of medical devices or equipment or (b) utilizes optical spectroscopy methods and instrumentation to: (i) differentiate dysplastic or malignant from nonmalignant tissue and cellular smears; (ii) determine the efficacy of vitamins and/or and other chemicals in reversing pre-cancerous conditions; (iii) differentiate between sterile and non-sterile environments; (iv) differentiate between residue and non-residue environments; (v) create images in turbid media using time and space gated technology for optical mammography and tomography; or (vi) determine healing from sores, wounds and burns. Without limiting MDSC's other remedies, in the event of Employee's actual or threatened breach of this
      Section 15, MDSC shall be entitled to injunctive relief to enforce it.

15. This Agreement shall inure to and be binding on the successors and assigns of MDSC. This Agreement contemplates personal services and shall not be assignable by Employee.

16. This Agreement supersedes in its entirety all other agreements and understandings, both written and oral, regarding Employee's employment with MDSC.

17. Unless otherwise hereinafter designated by either party, any notices or written communications under this Agreement shall be faxed and confirmed by certified mail to the parties herein.

18. This Agreement, the Option and the Warrant contain the entire understanding and agreement between the parties with respect to the subject matter hereof and thereof.

      The invalidity and/or failure to materially perform by Employee (ME) of his contract obligations under paragraph 5 (i), (ii), (iii), (iv), (v) will render this agreement null and void in full or in part modified to the extent of Employees proportional failure to perform.

      Otherwise the invalidity of any other provision of this Agreement shall not impair the validity of any remaining provision. All parties to this agreement shall use diligence and good faith effort to satisfy any and all time requirements e.g. FDA applicable law etc. In this respect time is not of the essence to this agreement, performance is (see Paragraph 5).

      Any representations, promises or conditions in connection therewith not incorporated herein, in the Option or in the Warrant shall not be binding upon either party. No modification, waiver or agreement of termination of this Agreement shall be binding upon either party unless made in writing and signed for or on behalf of such party.

19. This Agreement shall be construed in accordance with the laws of the State of New Jersey and MDSC and Employee hereby agree to submit any and all disputes to binding arbitration before a single independent knowledgeable and industry qualified arbitrator in New Jersey with the American Arbitration Association, and pursuant to the American Arbitration Association's then-applicable rules and procedures.

IN WITNESS WHEREOF, the parties intending to be legally bound have executed this Agreement on and as of the date first above written.

MEDISCIENCE TECHNOLOGY CORP. April 23,2003

By:  Peter Katevatis Esq. Chairman of the Board / Chief Executive Officer
     SS: PK

By:  Michael W. Engelhart April 17, 2003
     SS: ME

I, Peter Katevatis Esq. Chairman/CEO herein acknowledge the receipt of $100.00 from Michael W. Engelhart in satisfaction of his right to purchase Mediscience Technology Warrant more properly described in paragraphs. 10. And 11 of this agreement "On the date of this Agreement, MDSC will for $100.00 dollars grant to Employee an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of MDSC common stock:" under the terms and conditions contained herein.

SS: By: PK Chairman/CEO April 23, 2003 Authorized by BOD minutes March 13,2003

CONTRACT WARRANT TO PURCHASE COMMON STOCK OF MEDISCIENCE TECHNOLOGY CORP. (MTC)

                        DATE: APRIL 23, 2003 EXHIBIT "B"

      The agreement dated April 23, 2003 between Michael W. Engelhart (ME) and Mediscience Technology Corp. (MDSC) establishing his employment as President, Chief Operating Officer is incorporated, controlling herein, attached and made a part hereof as "Exhibit A"

      (MDSC) herein grants a qualified three (3) year warrant in (ME) to purchase a total of 200,000 Mediscience Common shares restricted and leg ended SEC rule 144 at $.025 cents All shares to be issued by Mediscience Technology Corp. a corporation organized and existing under the laws of the State of New Jersey

      Term of this Contract warrant: April 23, 2003 to April 23, 2006, It is understood that this time period may be extended by future written Board of Director action to be incorporated and a part hereof as an attachment.

      This warrant shall NOT be effected as to any and all adjustment in the event of any funding, stock splits, reverse stock splits, warrants, etc, including all contract rights, agreements anti-dilution rights, etc (reflected in corporate SEC filings and (MTC) employment agreements) in Peter Katevatis Esq. and Dr. Robert Alfano founders.

      This warrant bears a legend to the effect that the warrant, and any shares of Common Stock of MDSC to be issued upon proper exercise thereof (respectively, the "Option Shares") have not been registered under the Securities Act of 1933 (the "Act") or the Blue Sky laws of any jurisdiction (the "Blue Sky Laws"), and if issued the Option Shares will be, acquired by Employee for investment, pursuant to the terms of this employment agreement incorporated herein (Exhibit
A). Further that neither the warrant nor the Option Shares may be sold, transferred, pledged or hypothecated in the absence of an effective registration statement for the warrant and/or the Option Shares, as the case may be, under the Act and the Blue Sky Laws or an opinion of counsel to MDSC that registration is not required under the Act or the Blue Sky Laws, except to the extent allowable by law.

      This warrant Board Approved: March 13, 2003 NYC Minutes of Meeting incorporated by reference

Issuer: Mediscience Technology Corporation Cherry Hill New Jersey

1. Exercise, issuance of certificates: Payment for Shares: ---The rights represented by this warrant when properly exercised in whole or in part by
      (ME) will be effected by tender of this warrant in whole or in part at the principle office of (MTC) 1235 Folkstone Way Cherry Hill NJ 08034, with payment to (MTC) by certified check for the purchase price for such shares. All shares shall be issued to (ME) per his written instructions as designated record owner as of the close of business when Warrant and payment has been received by (MTC).The selling individual (ME) will be solely responsible for and pay any and all Federal/State taxes. The selling warrant holder (ME) must provide affidavit certification thereof that he has paid and is solely responsible for all appropriate tax payments. as a condition precedent to any issuance of the shares.

2. Shares to be fully paid; Reservation of Shares: --- (MTC) covenants and agrees:

      a. That during the Warrant exercise period, (MTC) will take all such action as may be necessary to assure that the Common Stock assumable upon the exercise hereof may be so issued without violation of any applicable law.

      b. That during the Warrant exercise period, (MTC) will at all times use its best efforts to have authorized, and reserved for the purpose of issue or transfer upon exercise of (ME) warrant rights, a sufficient number of shares of Common Stock to provide for the rights represented by this Warrant

3. Mediscience Technology (MTC) certifies that this three year warrant is issued to Michael W. Engelhart residing at 161 North Franklin Turnpike, Suite 204, Ramsey, NJ 07446 as part of the consideration exchanged in the execution of his employment agreement as President Chief Operating Officer of (MDSC) dated April 23, 2003

(see MTC/ ME Exhibit A contract terms).

IN WITNESS WHEREOF, (MTC) by authority of its Board of Directors March 13, 2003 has caused this warrant to be signed by its duly authorized officer as of April 23, 2003

MEDISCIENCE TECHNOLOGY CORP.

By, _ss signature 4-23-03____________________________
      Peter Katevatis, Chairman of The Board

CONTRACT WARRANT TO PURCHASE COMMON STOCK OF MEDISCIENCE TECHNOLOGY CORP. (MTC)

                        DATE: April 23, 2003 Exhibit "C"

      The agreement dated April 23, 2003 between Michael W. Engelhart (ME) and Mediscience Technology Corp. (MDSC) establishing his employment as President, Chief Operating Officer is incorporated, controlling herein, attached and made a part hereof as "Exhibit A"

      (MDSC) herein grants a qualified three (3) year warrant in (ME) to purchase a total of 1,800,000 Mediscience Common shares restricted and leg ended SEC rule 144 at $1.00 per share in three milestone contract stages of 600,000-600,000-600,000 shares. All shares to be issued by Mediscience Technology Corp. a corporation organized and existing under the laws of the State of New Jersey

      Term of this Contract warrant: April 23, 2003 to April 23, 2006, It is understood that this time period may be extended by future written Board of Director action to be incorporated and a part hereof as an attachment.

      This warrant shall be effected as to any and all adjustment in the event of any funding, stock splits, reverse stock splits, warrants, etc, excepting however all contract rights, agreements anti-dilution rights, etc (reflected in corporate SEC filings and (MTC) employment agreements) in Peter Katevatis Esq. and Dr. Robert Alfano founders.

      This warrant bears a legend to the effect that the warrant, and any shares of Common Stock of MDSC to be issued upon proper exercise thereof (respectively, the "Option Shares") have not been registered under the Securities Act of 1933 (the "Act") or the Blue Sky laws of any jurisdiction (the "Blue Sky Laws"), and if issued the Option Shares will be, acquired by Employee for investment, pursuant to the terms of this employment agreement incorporated herein (Exhibit
A). Further that neither the warrant nor the Option Shares may be sold, transferred, pledged or hypothecated in the absence of an effective registration statement for the warrant and/or the Option Shares, as the case may be, under the Act and the Blue Sky Laws or an opinion of counsel to MDSC that registration is not required under the Act or the Blue Sky Laws, except to the extent allowable by law.

      This warrant Board Approved: March 13, 2003 NYC Minutes of Meeting incorporated by reference

      Issuer: Mediscience Technology Corporation Cherry Hill New Jersey. Corporate Milestone satisfaction may be totally or partially satisfied in either of two alternatives by (ME):

                    A. Satisfaction of Paragraph 5 milestones

(ME), predicated on his meeting contract milestones (paragraph 5 (i), (ii), (iii), (iv), (v) Exhibit A) during the three year period (April 23, 2003 to April 23, 2006) is entitled to purchase from Mediscience Technology Corp. (MTC), at the price of one dollar ($1.00) per share up to one million eight hundred thousand (1,800,000) of (MTC) common. "Exhibit A" Said purchases to be seriatim milestone approved by Board of Director action.

                          B. Funding of $ 5M $10M $15M

The warrant of 1,800,000 shares will be exercisable subject to the following conditions precedent

a) To the extent of 600,000 shares from and after the later of: (i) the date on which MDSC and /or any wholly owned subsidiary company shall have received at least $5.0 (five) million in equity investments based upon the Business Plan This provision can not under any circumstances or reason be independently waived by Board of Directors action. Chairman/CEO at his sole discretion and authority can introduce a motion total or partial waiver to the Board of Directors based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of each Critical Milestone.

(b) To the extent of an additional 600,000 shares from and after the later of
(ii) the date on which MDSC shall have received a total of at least $ 10 (ten) million. In equity investments based upon the Business Plan. This provision cannot under any circumstances or reason be independently waived by Board of Directors action. Chairman/CEO at his sole discretion and authority can introduce a motion for total or partial waiver to the Board of Directors based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of each Critical Milestone

c) To the extent of an additional 600,000 shares from and after (iii) the date on which MDSC shall have received at least $ 15 (fifteen) million in equity investments based upon the Business Plan. This provision cannot under any circumstances or reason be independently waived by Board of Directors action. Chairman/CEO at his sole discretion and authority may introduce a motion for total or partial waiver to the Board of Directors based on the on- going COO performance, financial capability of MDSC and timely satisfaction on budget of each Critical Milestone

All shares will be forwarded to (ME) to 161 North Franklin Turnpike, Suite 204, and Ramsey, NJ 07446 Attention Michael W. Engelhart

      (MTC) reserves the right to cancel this three (3) year warrant in whole or in part at any time during the three-year period in accordance with Exhibit A terms and conditions. Thus avoiding the issuance of all or the remaining unissued the shares. Notwithstanding the foregoing provisions of this warrant it will be fully exercisable in the event of a "change in control" for value which occurs on or prior to the warrant expiration date and which results from the sale, transfer or disposition of all or substantially all of the assets of
(MTC), a merger involving (MTC) in which a majority of the Board of Directors of the surviving entity is not composed of members of the Board of directors as of the day preceding the effective date of the merger, or the leveraged buyout of
(MTC) ("a change in control"). See Exhibit A applicable terms.

1. Exercise, issuance of certificates: Payment for Shares: ---The rights represented by this warrant when properly exercised in whole or in part by (ME) will be effected by tender of this warrant in whole or in part at the principle office of (MTC) 1235 Folkstone Way Cherry Hill NJ 08034, with payment to (MTC) by certified check for the purchase price for such shares. All shares shall be issued to (ME) per his written instructions as designated record owner as of the close of business when Warrant and payment has been received by (MTC).

The selling individual (ME) will be solely responsible for and pay any and all Federal/State taxes. The selling warrant holder (ME) must provide affidavit certification thereof from his selling broker that the selling brokerage firm has paid and forwarded all appropriate tax payments as a condition precedent to any cash or share distribution to the selling warrant/option holder.

2. Shares to be fully paid; Reservation of Shares: --- (MTC) covenants and agrees:

      a. That during the Warrant exercise period, (MTC) will take all such action as may be necessary to assure that the Common Stock assumable upon the exercise hereof may be so issued without violation of any applicable law.

      b. That during the Warrant exercise period, (MTC) will at all times use its best efforts to have authorized, and reserved for the purpose of issue or transfer upon exercise of (ME) warrant rights, a sufficient number of shares of Common Stock to provide for the rights represented by this Warrant.

3. Mediscience Technology (MTC) certifies that this three year warrant is issued to Michael W. Engelhart residing at 161 North Franklin Turnpike, Suite 204, Ramsey, NJ 07446 for value received of one hundred dollars $100.00 (see MTC/ ME Exhibit A contract terms). ss:
Signature_SS:PK______________________________________

                  Peter Katevatis President/CEO April 23, 2003

IN WITNESS WHEREOF, (MTC) by authority of its Board of Directors has caused this warrant to be signed by its duly authorized officer as of April 23, 2003

MEDISCIENCE TECHNOLOGY CORP.
By, ss: signature April 23, 2003
        Peter Katevatis, Chairman of The Board

                    Braginsky Affadavit Agreement Exhibit "D"

            I Sidney Braginsky, herein agree to the total and immediate nullification and termination of my executory agreement with Mediscience Technology Corp. dated July 9, 2001 together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9th 2001

THIS HOLD HARMLESS AGREEMENT by Mediscience Technology Corp. incorporated herein and made a part hereof: Mediscience Technology Corp. (MDSC) shall hold Sidney Braginsky harmless from any and all claims, actions, injuries, proceedings, expenses, damages, statutory or other fines, levy's, taxes (state/federal) of whatsoever nature domestic or foreign and all liabilities including but not limited to, reasonable attorney fees and court costs arising from Mediscience Technology Corp. negligence, willful misconduct, or breach of its obligations enumerated hereunder.


                                SS: PK ___________________________

                                Peter Katevatis Esq. Chairman/CEO April 26, 2003

                                Authorized by BOD meeting March 13, 2003 NYC

Mr. Sidney Braginsky shall continue as a Board member, his compensation to be the same as all other BOD members. Additionally he will provide compensated consulting services to the Board and President COO Michael Engelhart as needed.

By our signatures below we waive any and all rights and or claims that exist or may exist between us by virtue of or arising out of our executory COO employment agreement dated July 9, 2001.

SS: SB________________                  SS: PK_________________________
Sidney Braginsky  Date: April 26,2003   Peter Katevatis Esq.  Date April 26,2003
Chairman/CEO                            Mediscience Technology Corp.
   President Digilab Inc.                  Per: BOD Meeting 3-13-2003 NYC

Registrant's 8-K filed June 12,2002

Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. RFCUNY has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000).

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

ITEM 14. CONTROLS AND PROCEDURE

(a)   Evaluation of Disclosure Controls and Procedures

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

(b)   Changes in Internal Controls

      There were no significant changes in our internal controls during the period covered by this report or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Subsequent to the date of their evaluation there have been no significant changes in internal controls or in other factors that could significantly affect theses controls.

ITEM 15. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

10.27 Employment Agreement Extension effective January 17, 1997 between the Registrant and H.L.Hugill (24)

10.28 Research Agreement effective April 21, 1997 among the Registrant, General Electric Co, and the Research Foundation of the City University of New York (25)

1029 employment Agreement between the Registrant and Dr. Frank S. Castellana dated November 17, 1999

1030 employment agreement between the Registrant and Sidney Braginsky dated July 9, 2003

1031 Braginsky Affadavit agreement with Registrant terminating his agreement of July 9,2001 effective as of July 9, 2001

1032 employment agreement between Registrant and Michael Engelhart dated April 26, 2003

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

See Exhibit 10-30 Form 8-K dtd June 4, 2003

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

(29) Filed as Exhibit A to Registrant's current report on Form SEC13G dated Feb 12, 1998

(30) Filed as Exhibit A to Registrant's current report on Form 8-K dated April 8, 1998

(31) Filed as Exhibit A to Registrant's current report on Form 8-K dated May 29, 1998

(32) Filed as exhibit A to Registrant's current report on Form 8-K dated Nov 23 1999

(33) Filed as exhibits A,B,C,D,E to Registrant"s current report dated March 13, 2003.

(34)  Filed as Exhibit A to Registrant's current report dated March 13, 2003,

(35)  Filed as exhibit A to Registrant's current report dated January22. 2003.

(36) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(37) Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(38) Certification of Chief Financial Officer/Audit Committee Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(39) Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(40) Certification of Chief Operations Officer pursuant to 18 U.S.C. SECTION 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(41) Certification of Chief Financial Officer/Audit Committee Chairman pursuant to18 U.S.C. SECTION 1350,Section 906 of the Sarbanes-Oxley Act of 2002.

(42)  8-K filed June 4, 2003

ITEM 16 RISK FACTORS REVIEWED

RISK FACTORS The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following:

WE DO NOT HAVE ALONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

Because limited historical information is available on our revenue trends and operations, it will be difficult for you to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the Simple Choice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through private placements . We are seeking a collaborative partner for our technology and are seeking targeted funding for our cervical cancer program. Any failure to find collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

We bear responsibility for all aspects of our product line and our cervical cancer product, which are not being developed with a collaborative partner. We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources may not be sufficient to fund our operations to the point of commercial introduction of our monitoring products, our cervical cancer detection product. . Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources and If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

OUR ABILITY TO SELL OUR PRODUCTS IS CONTROLLED BY GOVERNMENT REGULATIONS, AND WE MAY NOT BE ABLE TO OBTAIN ANY NECESSARY CLEARANCES OR APPROVALS.

The design, manufacturing, labeling, distribution and marketing of medical device products are subject to extensive and rigorous government regulation, which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products.

IN THE UNITED STATES, THE FOOD AND DRUG ADMINISTRATION'S ACTIONS COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR GROWTH AND STRATEGY PLANS.

o In order for us to market our products in the United States, we must obtain clearance or approval from the Food and Drug Administration, or FDA. We cannot be sure:

o that we or any collaborative partners will make timely filings with the FDA;

o     that the FDA will act favorably or quickly on these submissions;

o that we will not be required to submit additional information or perform additional clinical studies;

o that we would not be required to submit an application for premarket approval, rather than a 510(k) pre-market notification submission as described below; or

o that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

The pre-market approval process is more rigorous and lengthier than the 510(k) clearance process for pre-market notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. clinical study data.

The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a pre-market notification or approval of a pre-market approval application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier pre-market approval process, could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

IN FOREIGN COUNTRIES, INCLUDING EUROPEAN COUNTRIES, WE ARE ALSO SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS IN THOSE JURISDICTIONS.

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe.

EVEN IF WE OBTAIN CLEARANCE OR APPROVAL TO SELL OUR PRODUCTS, WE ARE SUBJECT TO ONGOING REQUIREMENTS AND INSPECTIONS THAT COULD LEAD TO THE RESTRICTION, SUSPENSION OR REVOCATION OF OUR CLEARANCE.

We, as well as any collaborative partners, will be required to adhere to applicable FDA regulations regarding good manufacturing practice, which include testing, control, and documentation requirements. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT THE PROPRIETARY INFORMATION ON WHICH WE BASE OUR PRODUCTS.

Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to possibly license from others patents and patent applications necessary to develop products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products were to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

We have been issued, or have rights to, 25 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 1 U.S. patents (including those under license) that are still pending. . One or more of the patents we hold directly or license from third parties, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute interference proceedings. The defense and prosecution of intellectual property suits, Patent and Trademark Office proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

WE ARE DEVELOPING OUR CURRENT PRODUCT LINE INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH MAY REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

We are also currently seeking direct funding for and expect to commercialize our cervical cancer detection product independently of any collaborative partner. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any

BECAUSE OUR PRODUCTS, WHICH USE DIFFERENT TECHNOLOGY OR APPLY TECHNOLOGY IN MORE INNOVATIVE WAYS THAN OTHER MEDICAL DEVICES, ARE OR WILL BE NEW TO THE MARKET, WE MAY NOT BE SUCCESSFUL IN LAUNCHING OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

Our products are based on new methods of cervical cancer detection. If our products do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

The medical device industry in general, and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. . Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them. Accordingly, competition in this area is expected to increase.

Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive monitoring , or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially render our products obsolete.

WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production.

THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN, WHICH MAY LIMIT CONSUMER USE AND THE MARKET FOR OUR PRODUCTS.

In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Any inability of patients, hospitals, physicians and other users of our products to obtain sufficient reimbursement from third-party payors for our products, or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for these products, could limit our ability to sell our products on a competitive basis. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Moreover, third-party payors are increasingly challenging the prices charged for medical products and services, and some health care providers are gradually adopting a managed care system in which the providers contract to provide comprehensive health care services for a fixed cost per person. Patients, hospitals and physicians may not be able to justify the use of our products by the attendant cost savings and clinical benefits that we believe will be derived from the use of our products, and therefore may not be able to obtain third-party reimbursement.

Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. We may not be able to obtain approvals for reimbursement from these international third-party payers in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which approvals are sought.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL.

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, and managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth.

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 24.7% of our outstanding common stock as of February 28, 2003 These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Exhibit 36

                                  CERTIFICATION

I, Peter Katevatis, Chief Executive Officer of Mediscience Technology Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of Mediscience Technology Corp..;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 4, 2003                                      /s/ Peter Katevatis Esq.
                                                        ------------------------
                                                          Peter Katevatis Esq.
                                                        Chief Executive Officer

Exhibit 37

                                  CERTIFICATION

I, Michael Engelhart, President and Chief Operating Officer of Mediscience Technology Corp.., certify that:

1. I have reviewed this annual report on Form 10-KSB of Mediscience Technology Corp..;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 4, 2003                                  /s/ Michael Engelhart
                                                    ---------------------
                                                       Michael Engelhart
                                               President Chief Operating Officer

Exhibit 38

                                  CERTIFICATION

                            Certification Pursuant to

                               Section 906 of the

                           Sarbanes-Oxley Act of 2002

      The undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Mediscience Technology Corp. (the "Company"), that, to his knowledge, the Annual Report of the Company on Form 10-KSB for the fiscal year ended February 28, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: June 4, 2003

                                             Name:ss:Peter Katevatis
                                             Title:Chairman,CEO

Exhibit 39

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mediscience Technology Corp.. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: June 4, 2003                     /ss/  Michael Engelhart

                                       Name:  Michael Engelhart

                                       Title: President Chief  Operating Officer

                  MEDISCIENCE TECHNOLOGY CORP."CODE OF ETHICS"

Subscribed to by all Officers and Directors by their signature to this 10-K 2003 document.

Purpose: written standards designed to defer wrongdoing and to promote honesty and ethical conduct at all times material to the best interests of our shareholders and the investment public.

1. At all times--ethical handling of any actual or apparent conflicts of interest between any personal and professional relationships of our Officers. Director

2. At all times full, fair, accurate, timely and clearly understandable disclosure in all our reports and documents filed with or submitted to the SEC and any and all public communications. Where material such public communications to be both *-K filings and posted on MEDISCIENCETECH.com the company web site.

3. At all times to be in full compliance with applicable state and federal laws, rules and regulations.

4. To promptly report internally to the appropriate party any infraction and hold accountable responsible parties for breach of the Code of Ethics.

Any change to or a waiver of the above code of ethics will be reported within 5 business days either on an 8-K filing or a posting of notice on the Company's web site MEDISCIENCETECH.com as required under present SEC guidelines.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        Mediscience Technology Corp.

                                        /s/ Peter Katevatis
                                        ----------------------------

Date: May , 2003 By: Peter Katevatis, Chairman of the Board and Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Mediscience Technology Corp. hereby severally constitute and appoint Peter Katevatis Esq., our true and lawful attorney, with full power to sign for us and in our names in the capacities indicated below, any amendments to this report on form 10-KSB, and generally to do all things in our names and on our behalf in such capacities to enable Mediscience Technology Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature & Date                                  Title
-------------------------                         -----

/s/ Peter Katevatis                     Director, Board Chairman/CEO
-------------------------
Peter Katevatis, Esq.
May  ,2003


/s/ William Armstrong
-------------------------
William Armstrong                       Director
May   ,2003

/s/ John M. Kennedy
-------------------------
John M. Kennedy                         Director, Chief Financial Officer
May  ,2003


/s/ Michael N. Kouvatas
-------------------------
Michael N. Kouvatas, Esq.               Director
May  ,2003


/s/ John P, Matheu
-------------------------
John P.Matheu                           Director
May ,2003


/s/ Micheal Engelhart,                  President/CO, Director
-------------------------
Michael Engelhart
May   ,2003


/s/ Sidney Braginsky,                   Director
-------------------------
May   ,2003

               MEDISCIENCE TECHNOLOGY CORP. LETTER TO SHAREHOLDERS

We intend that the year 2003 will mark a turning point for the Company as we focus on achieving the following key objectives: 1) complete financing activities and fully initiate business plan implementation; 2) complete development and testing of a second generation imaging system with fiber-optic capability to support clinical trials for product registration; 3) Insure the continuity of intellectual property ownership and basic research programs; and
4) continue to evaluate and prioritize new areas of opportunity for our technology.

We and our development partners firmly believe that the platform technology developed by Mediscience and the City University over the past ten+ years is PARADIGM SHIFT, and has the potential to and will significantly impact both the quality and the cost of healthcare. The Company and the City University have developed and refined working prototypes that have been validated in both pre-clinical and clinical trials at leading medical institutions (e.g. Sloan Kettering Cancer Center, Cornell University New York Medical Center, and Hackensack University Medical Center). Now under the direction of Michael Engelhart President COO we are ready to begin the process of product commercialization. With your support, we will make every effort to ensure that the full potential of our technology is realized, and that our company plays a leadership role in its introduction to the healthcare market.

We have reduced the company's debt significantly and successful, negotiated an agreement with The Research Foundation of City University of New York (RFCUNY) establishing them as a significant equity owner of Mediscience shares and warrants that in the best interests of he Company and our shareholders. Your Company, City University and related institutions have a long and productive 10-year history of cooperation and continue to be committed to making Mediscience a leading cancer detection company.

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

Michael Engelhart, President

ss:Peter Katevatis, Esq.
Chairman/CEO