Form 10QSB
period 2003-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2003-07-21
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For Quarter Ended May 31, 2003 Commission File Number 0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2003.

   Title of Class                                   Number of Shares Outstanding
   --------------                                   ----------------------------
Common Stock, par value
$.01 per share                                                        37,682,139

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  MAY 31, 2003
                                  ------------

                                      INDEX
                                      -----


                                                                       PAGE
                                                                       ----
PART I.    Financial Information
Item 1.    Consolidated Financial Statements
           Consolidated Balance Sheets as of May 31, 2003
           (Unaudited) and February 28, 2003 (Audited)                   1
           Consolidated Statement of Operations for the
           Three Months Ended May 31, 2003 (Unaudited)
           and May 31, 2002 (Unaudited)                                  2
           Consolidated Statement of Cash Flows for the
           Three Months Ended May 31, 2003 (Unaudited)
           and May 31, 2002 (Unaudited)                                  3
           Exhibit to Statements of Operations                           4
           Notes to Financial Statements                               5 - 12
Item 2.    Management's Plan of Operation                             13 - 16
PART II.   Other Information                                          17 - 18
Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K
           Certification Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                    19
           Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002                                 20 - 21
           Certification Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                    22
           Certification Pursuant to Section 302 of the               23 - 24
           Sarbanes-Oxley Act of 2002

                          MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             May 31,            February 28,
                                                                              2003                  2003
                                                                          (Unaudited)            (Audited)
CURRENT ASSETS
      Cash and Cash Equivalents                                          $     71,256          $    119,681
      Prepaid Expenses                                                          3,713                14,853
                                                                         ------------          ------------
           Total Current Assets                                                74,969               134,534
PROPERTY, PLANT AND EQUIPMENT
      Net of accumulated depreciation $204,170 -
        May 31, 2003; $204,106 - February 28, 2003                              1,083                 1,147
OTHER ASSETS - Security Deposit                                                 1,800                 1,800
                                                                         ------------          ------------
TOTAL ASSETS                                                             $     77,852          $    137,481
                                                                         ============          ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                         ============          ============
CURRENT LIABILITIES
      Current Portion of Officer and Other Loans                         $    167,449          $     47,404
      Accounts Payable                                                         15,410                43,873
      Accrued Liabilities                                                   2,684,492             2,549,413
                                                                         ------------          ------------
           Total Current Liabilities                                        2,867,351             2,640,690
OFFICER AND OTHER LOANS, Net of Current Portion                                    --               120,045
                                                                         ------------          ------------
TOTAL LIABILITIES                                                           2,867,351             2,760,735
                                                                         ------------          ------------
STOCKHOLDERS' DEFICIT
      Preferred Stock, $.01 Par Value, 50,000 Shares Authorized,
        0 Shares Issued and Outstanding                                            --                    --
      Common Stock $.01 Par Value, Authorized 39,950,000
        Shares; Issued and Outstanding 37,682,139 Shares -
        May 31, 2003; 37,582,139 Shares - February 28, 2003                   376,821               375,821
      Additional Paid-in Capital                                           18,485,426            18,467,426
      Accumulated Deficit                                                 (21,651,746)          (21,466,501)
                                                                         ------------          ------------
           Total Stockholders' Deficit                                     (2,789,499)           (2,623,254)
                                                                         ------------          ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                $     77,852          $    137,481
                                                                         ============          ============


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                THREE MONTHS
                                                                ------------
                                                        2003                   2002
                                                        ----                   ----
Net Sales                                            $         --          $         --
Cost of Sales                                                  --                    --
                                                     ------------          ------------
      Gross Profit                                             --                    --
General and Administrative Expense                        150,432               160,663
Product Development Expense                                 9,658                    --
Advertising, Travel and Marketing                          25,390                11,313
                                                     ------------          ------------
      Total Expenses                                      185,480               171,976
Other Income                                                  235                   295
                                                     ------------          ------------
Net Loss                                             $   (185,245)         $   (171,681)
                                                     ============          ============
Net Loss Per Common Share, Basic and Diluted         $     (0.005)         $     (0.005)
                                                     ============          ============
Weighted Average Number of Shares                      37,682,139            36,976,870
  of Common Stock Outstanding                        ============          ============



         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                          2003              2002
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                         $(185,245)         $(171,681)
      Adjustment for Item Not Requiring Cash Outlay
           Depreciation                                                       64                322
                                                                       ---------          ---------
           Subtotal                                                     (185,181)          (171,359)
      Changes in Assets and Liabilities:
           Decrease in Prepaid Expenses                                   11,140                 --
           Decrease in Accounts Payable                                  (28,463)            (4,885)
           Increase in Other Accrued Liabilities                         135,079            139,311
           Decrease In Officer and Other Loans                                --            (22,142)
                                                                       ---------          ---------
                Net Cash Flows (Used for) Operating Activities           (67,425)           (59,075)
                                                                       ---------          ---------
CASH FLOWS  FROM INVESTING ACTIVITIES                                         --                 --
-------------------------------------                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds From Exercise of Common Stock Warrants                     19,000                 --
                                                                       ---------          ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (48,425)           (59,075)
-------------------------------------
CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                                  119,681            115,551
                                                                       ---------          ---------
      Ending Balance                                                   $  71,256          $  56,476
                                                                       =========          =========



         "See Accompanying Notes to Consolidated Financial Statements."

=

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)




                     Common                                                   Weighted
                     Stock                                                    Average
                 $.01 Par Value          Common          Number of           Number of
                   Issued and            Stock             Shares              Shares
                  Outstanding         Equivalents       Outstanding         Outstanding
               ------------------    --------------   ----------------   ------------------
March 2003         37,682,139              -             37,682,139
April 2003         37,682,139              -             37,682,139
May 2003           37,682,139              -             37,682,139          37,682,139



         "See Accompanying Notes to Consolidated Financial Statements."

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   -----------



1.   Management Plans and Going Concern Matters

The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management has entered into an agreement with a consulting firm to be an advisor and explore options for the Company to commercialize its technology, will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

2.   Nature of Operations and Basis of Presentation

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Laser Diagnostics Instruments, Inc. ("LASER") and PHOTONICS FOR WOMEN'S ONCOLOGY, LLC ("PHOTONICS") All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three month periods ended May 31, 2003 and 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective February 28, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2004. At May 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during the three-months ended May 31, 2003 was $0.08. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three-months ended May 31, 2003: dividend yield of 0.0%; volatility of 1.6913; risk-free interest rate of 3.0%; and an expected life of 3 years. There was no stock-based employee compensation for the three-months ended May 31, 2002.


                                                  Three Monts Ended May 31,
                                                  -------------------------
                                                  2003                  2002
                                                  ----                  ----
Net loss, as reported                         $  (185,245)          $  (171,681)
Deduct:   Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects           (161,444)                   --
                                              -----------           -----------
Pro forma net loss                            $  (346,689)          $  (171,681)
Loss per share:
    Basic - as reported                       $    (0.005)          $   (0.005)
    Basic - pro forma                         $    (0.009)          $   (0.005)
    Diluted - as reported                     $    (0.005)          $   (0.005)
    Diluted - pro forma                       $    (0.009)          $   (0.005)


     Recent Accounting Pronouncements

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), or the "Interpretation"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financialsupport from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIE's created after January 31, 2003. FIN 46 is effective no later than the beginning of the first annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impace on its results of operations or its financial condition.

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

4.   Officer and Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $30,000 at May 31, 2003 and February 28, 2003. Accrued interest at May 31, 2003 and February 28, 2003 totaled $8,769 and $8,151, respectively.

At times Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At May 31, 2003 and February 28, 2003, officer loans payable to Mr. Katevatis were, $17,404 and $17,404 respectively.


On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the

Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at May 31, 2003 and February 28, 2003 was $14,040 and $10,439, respectively.

5.   Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $12,500 for the three months ended May 31, 2003 and May 31, 2002. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $4,912 and $7,770 in 2003 and 2002, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart is the President and Chief Executive Officer of THM.

6.   Accrued Liabilities

Accrued liabilities consist of the following:


                                       May 31,        February 28,
                                        2003             2003

Legal and professional fees          $  300,000       $  275,000
Consulting and university fees        1,043,415        1,002,915
Salaries and wages                    1,268,833        1,206,333
Other                                    72,244           65,165
                                     ----------       ----------
                                     $2,684,492       $2,549,413
                                     ==========       ==========


Included in legal and professional fees as of May 31, 2003 and February 28, 2003 is $250,000 and $237,500, respectively, for legal services rendered by Mr. Katevatis (Note 5).

Included in Consulting and University Fees as of May 31, 2003 and February 28, 2003 is $999,818 and $959,318, respectively, owed to Dr. Alfano (Note 7) with respect to his consulting agreement.

Included in salaries and wages as of May 31, 2003 and February 28, 2003 is $1,256,333 and $1,206,333, respectively, owed to Mr. Katevatis in accordance with his respective employment agreement (Note 7).

Included in salaries and wages as of May 31, 2003 is $12,500 owed to Mr. Engelhart in accordance with his respective employment agreement (Note 7).

7.   Commitments and Contingencies

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the three month periods ended May 31, 2003 and 2002.

     Other Royalties

The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three month periods ended May 31, 2003 and 2002.

     RESEARCH FOUNDATION OF THE CITY UNIVERSITY OF NEW YORK

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the three months period ended May 31, 2003 and 2002.

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

On July 9, 2001, the Company entered into a three-year employment agreement with Sidney Braginsky. Pursuant to the terms of the agreement, Mr. Braginsky became the President and Chief Operating Officer of the Company and was to be paid $100,000 per annum. On April 26, 2003, Mr. Braginsky voluntarily terminated employment as President and Chief Operating Officer of the Company and waived all rights to any accrued compensation owed to him in respect to this agreement, which was recorded as of February 28, 2003.

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

In connection with his employment agreement, the Company has granted stock options under the Plan to Mr. Braginsky. Such stock options are exercisable upon the attainment of certain milestones as defined in his employment agreement.

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

In connection with the Company's agreement with the RFCUNY, the Company granted options to RFCUNY to purchase 600,000 shares of the Company's common stock at an option price of $1.00 per share. The options can be exercised within a five year period ending June 2007.

     STOCK WARRANT

Peter J. Katevatis, son of the Chairman and Chief Executive Officer, exercised a warrant acquired through a prior company private placement on May 20, 2000 to purchase 100,000 shares of the company's common stock for $19,000. The original exercise price of these warrant shares was $.25 per share which was modified to $.19 per share on March 5, 2003. The market value of Mediscience shares on March 5, 2003 was $0.13 per share. This warrant otherwise expired by its terms on April 6, 2003.

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

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------


The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue. We have successfully conducted certain preclinical and clinical evaluations, which continue to support our belief that our proprietary technology, when fully developed, will be useful in the screening and diagnosis of cancer. We also believe that our technology, if successfully developed, will have substantial commercial appeal due to its non-invasive character, its delivery of immediate, real time results, its enhanced diagnostic sensitivity and specificity and its appeal to physicians who can generate additional office revenues that currently accrue to an off site pathology laboratory.

Our strategy is to commercialize early cancer detection devices based upon our developed technology, completed prototype's, and expertise in the area of Fluorescent Imaging. The Company is using an Organizational Structure of wholly
                                                                         ------
owned subsidiary LLC's, e.g., State of Delaware approval and formation of
-----------------------
"PROSCREEN, LLC" (June 3, 2003) and PHOTONICS FOR WOMAN'S ONCOLOGY LLC (February 27, 2003). "Both LLC Company's are wholly owned subsidiaries of Mediscience
                                   -------------------------
(MDSC) each with its own Intellectual Property supported application. Our purpose is to maximize the value of the Company's Intellectual Property. Our first LLC commercial effort "Photonics for Women's Oncology LLC" will be in the area of early cancer detection for cervical cancer. To that end, the company possesses a working prototype and is in the process of raising funds, securing a management team and is completing a plan in an attempt to secure a 510k exemption from the FDA. The company is also working on early cancer detection devices in the areas of prostate (PROSCREEN), colon, esophagus, and skin cancer and is encouraged by all results. Using LLC's we plan to carefully select and prioritize our targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro. We intend to seek funding through new equity capital sourced from institutional and individual professional investor groups. MDSC will license the requisite platform technologies to, and separately assign, as its capital contribution, other segregated, mission-critical assets to each LLC and in return, receive equity ownership in, and an upfront license fee from each LLC entity. The licenses issued to a LLC will be framed as exclusive, royalty-bearing, irrevocable, perpetual, sub-licensable, worldwide licenses to make, have made, modify, use, market, sell and distribute the platform technologies as part of or in connection with a product, process, or machine for use in the niche markets identified by and granted to each LLC. MDSC the parent company is entering into a management and corporate services agreements with each subsequent LLC to provide certain administrative and outsourced management services, in return for a management fee. These services would include accounting, reporting, and financial back-office services; legal services, including the defense of patent and other intellectual property claims and rights against third parties that have infringed the subsidiary's proprietary rights; financial and strategic advisory services; representation in the process of in-licensing, out-licensing, and creating joint ventures and alliances. MDSC will also continue to act as an intellectual property transfer agent between LLC's and City University of New York (CUNY).

All above are Safe Harbor" statements per the Private Securities Litigation Reform Act of 1995 as certain matters and subject areas discussed in our strategy and not historical or current facts but deal with future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and may also differ materially from our future experience involving any or more of such matters and subject areas. Such risks and uncertainties include overall economic trends, successful development of products and regulatory matters including but not limited to FDA as well as those more fully described from time to time in our reports filed with the SEC.

The principal issue currently facing the Company is a lack of the financial
    ---------------
resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets; the resolution of this issue is the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.

Effective May 31, 2002 the Company executed and fully funded a new agreement with "The Institute for Ultrafast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term:
July 1, 2002 to June 30, 2003. The Company is negotiating a new agreement and intends to continue its research relationship with CUNY for technical and research assistance in support of existing and anticipated clinical trials in the United States.

Effective April 26, 2003, Michael Engelhart has been appointed President and Chief Operating Officer on a three-year contract with warrants expiring on April 26, 2006. Mr. Engelhart is also President/CEO of THMGROUP LLC, Ramsey, NJ as the Company's contracted and Board approved exclusive advisor to explore options for the commercialization of its technology. On March 13, 2003 the Company appointed Michael W. Engelhart to the Mediscience Board of Directors effective immediately. Pursuant to the terms of his agreement MDSC shall pay him an annual base salary of $120,000 (one hundred and twenty thousand dollars), payable monthly in arrears (with the agreed exception of a $1,000.00 per month stipend). On the date of this Agreement, MDSC will for $100.00 dollars grant to him an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of MDSC common stock: this option/warrants shall be effected as to any and all adjustment in the event of any funding, stock splits, reverse stock splits, warrants, etc., excepting however, contract rights, agreements anti-dilution rights, etc., (reflected in corporate SEC filings) of Peter Katevatis Esq. and Dr. Robert Alfano founders.

     1. 200,000 shares of MDSC common stock at the option price of $.025 cents per share

     2. 1,800,000 shares of MDSC common stock at the option price of $1.00 per share (600,000- 600,000-600,000) representing Employee's contract warrants to purchase a total of 1,800,000 MDSC common shares shall be subject to annual review and the satisfaction of milestones. Each, a "Critical Milestone") described in the Business Plan (i.e., the completion on budget of;

          (i) Preclinical toxicity studies within reasonable time of the initial funding contemplated by the Business Plan (the "Initial Funding Date"),

          (ii) Device development and preclinical validation within a reasonable time period of the Initial Funding Date,

          (iii) Phase I and II clinical trials within reasonable time of the Initial Funding Date,

          (iv) Phase 111 clinical trials and PMA submission to the FDA,

          (v)  PMA approval within reasonable time of the Initial Funding Date.

The Board has adopted an incentive stock option plan (the "1999 Plan") complying with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and will recommend the 1999 Plan to MDSC's shareholders for their approval at a subsequent annual meeting of shareholders of MDSC. The 1999 Plan permits holders of options granted there-under to pay the exercise price due upon their exercise of such options either with cash or shares of MDSC Common Stock valued at the fair market value of such shares at the time of such exercise. The 1999 Plan will provide for the maximum periods permitted by the Code during which the Option can be exercised following the death, permanent and total disability or termination of employment. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the day the milestones are achieved.

Effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Company agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Sidney Braginsky will continue as an active Board member, his compensation to be the same as all other BOD members. He will provide compensated consulting services to the Board and new President COO Michael Engelhart as needed see 8-K Reported January 22, 2003.

Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of
                                             -------------------------------
$85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC 144 shares and 3.
-------------------------------------------------------------------------------
Registrant's issuing a five (5) year Warrant to (RFCUNY) providing (RFCUNY) the
--------------------------------------------------------------------------------
right to purchase six hundred thousand (600,000) SEC 144 shares at one dollar
-----------------------------------------------------------------------------
($1.00) per share. The agreement protects Registrant by affirming Registrant's
------------------
ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as Exhibit A. RFCUNY has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares is One Million one hundred thousand (1,100,000). See 8-K filed June 12, 2002.

On June 20, 2002, the Company entered into a $230,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the

Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion.

In relation to the sale of unused Net Operating Losses, the Company entered into a three-year agreement on favorable terms (83.3%) with a New Jersey taxpayer, Public Service Electric and Gas Co. to purchase the NOL. On September 27, 2001 Peter Katevatis Esq. Successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 our (2nd) application for State fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. Under the terms of our agreement with PSE&G the Company received $241,867 in proceeds on January 3, 2002. The Company filed for tax benefits in the fiscal year 2003 pursuant its existing agreement with PSE&G of New Jersey and received $217,712 on December 20, 2002 on the same terms and conditions of 87.0%. This completed the present three-year
                                        -------------------------------------
contract relationship with Public Service Electric and Gas Co. of New Jersey and
--------------------------------------------------------------------------------
effectively used all of the Company's presently available NOL.
--------------------------------------------------------------

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

          (i)  Evaluation of Disclosure Controls and Procedures.

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

          (ii) Changes in Internal Controls

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          See Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          8-K Report dated June 4, 2003 Michael Engelhart, President and COO of Registrant, "announced the State of Delaware approval and formation of "PROSCREEN, LLC" as of (June 3, 2003) and PHOTONICS FOR WOMAN'S ONCOLOGY LLC as of (February 27, 2003).

          "Both LLC Company's are wholly owned subsidiaries of Mediscience Technology. "PROSCREEN, LLC" its second LLC Company has a potential clinical application for non- invasively diagnosing prostate cancers without removing prostate tissues".

          8-K Report dated March 13, 2003 effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Sidney Braginsky will continue as an active Board member, his compensation to be the same as all other BOD members. Additionally he will provide compensated consulting services to the Board and President COO Michael Engelhart as needed.

          8-K Report dated March 13, 2003, On unanimous Board of Directors approval Registrant appointed Michael W. Engelhart to the Mediscience Board of Directors effective immediately. Mr. Engelhart is President/CEO of THMGROUP LLC, Ramsey, NJ

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Mediscience Technology Corp., (the "Company") on Form 10-QSB for the period ended May 31, 2003 (the "Report"), I, Peter Katevatis, Chairman and Chief Executive Officer of the Company, hereby certify that to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                            /s/ Peter Katevatis
                                            ------------------------------------
                                            Peter Katevatis
                                            Chairman and Chief Executive Officer
Date: July 15, 2003                         (Chief Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Katevatis, Chairman and Chief Executive Officer of the registrant, certify that:

(1) have reviewed this quarterly report on Form 10-QSB of Mediscience Technology Corp.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (1) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (2) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (3) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Peter Katevatis
                                         ------------------------------------
                                         Peter Katevatis
                                         Chairman and Chief Executive Officer
Date: July 15, 2003                      (Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Mediscience Technology Corp., (the "Company") on Form 10-QSB for the period ended May 31, 2003 (the "Report"), I, Michael Engelhart, President and Chief Operating Officer of the Company, hereby certify that to my knowledge:

(1) The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Michael Engelhart
                                           -------------------------------------
                                           Michael Engelhart
Date:  July 15, 2003                       President and Chief Operating Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Engelhart, President and Chief Operating Officer of the registrant, certify that:

(1) have reviewed this quarterly report on Form 10-QSB of Mediscience Technology Corp.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (1) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (2) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (3) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ Michael Engelhart
                                           -------------------------------------
                                           Michael Engelhart
Date: July 15, 2003                        President and Chief Operating Officer