Form 10QSB
period 2003-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2003-10-14
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

        For Quarter Ended August 31, 2003 Commission File Number 0-7405

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

(Registrant's telephone number, including area code) 856-428-7952
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2003.

  Title of Class                                Number of Shares Outstanding
  --------------                                ----------------------------
Common Stock, par value
$.01 per share                                         39,372,753

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                 AUGUST 31, 2003
                                 ---------------

                                      INDEX
                                      -----


                                                                     PAGE
PART I.     Financial Information                                    ----

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheet as of August 31, 2003
            (Unaudited) and February 28, 2003 (Audited)               1

            Consolidated Statement of Operations for the Six and

            Three Months Ended August 31, 2003 (Unaudited)
            and August 31, 2002 (Unaudited)                           2

            Consolidated Statement of Cash Flows for the Six

            Months Ended August 31, 2003 (Unaudited) and
            August 31, 2002 (Unaudited)                               3

            Exhibit to Statement of Operations                        4

            Notes to Financial Statements                           5 - 11

Item 2.     Management's Plan of Operation                          12-15

PART II.    Other Information                                         16

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K
            Certification Pursuant to Section 906 of the

            Sarbanes-Oxley Act of 2002                                17
            Certification Pursuant to Section 302 of the

            Sarbanes-Oxley Act of 2002                              18-19
            Certification Pursuant to Section 906 of the

            Sarbanes-Oxley Act of 2002                                20
            Certification Pursuant to Section 302 of the            21-22
            Sarbanes-Oxley Act of 2002



                          MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       August 31,         February 28,
                                                                          2003               2003
                                                                      (Unaudited)          (Audited)
                                                                     ---------------     ---------------
CURRENT ASSETS
--------------
      Cash                                                           $        28,752     $     119,681
      Prepaid Expenses                                                           861            14,853
                                                                     ---------------     -------------
           Total Current Assets                                               29,613           134,534
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $204,234 -
        August 31, 2003; $204,106 - February 28, 2003                          1,019             1,147
OTHER ASSETS - Security Deposit                                                1,800             1,800
------------                                                         ---------------     -------------
TOTAL ASSETS                                                         $        32,432     $     137,481
------------                                                         ===============     =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                     $       166,336     $      47,404
      Accounts Payable                                                        24,015            43,873
      Accrued Liabilities                                                  2,837,073         2,549,413
                                                                     ---------------     -------------
           Total Current Liabilities                                       3,027,424         2,640,690
OFFICER AND OTHER LOANS, Net of Current Portion                               -                120,045
                                                                     ---------------     -------------
TOTAL LIABILITIES                                                          3,027,424         2,760,735
-----------------                                                    ---------------     -------------
STOCKHOLDERS' DEFICIT
---------------------
      Preferred Stock, $.01 Par Value, 50,000 Shares Authorized,
        0 Shares Issued and Outstanding                                       -                  -
      Common Stock $.01 Par Value, Authorized 39,950,000
        Shares; Issued and Outstanding 39,372,753 Shares -
        August 31, 2003; 37,582,139 Shares - February 28, 2003               393,728           375,821
      Additional Paid-in Capital                                          18,468,519        18,467,426
      Accumulated Deficit                                                (21,857,239)      (21,466,501)
                                                                     ---------------     -------------
           Total Stockholders' Deficit                                    (2,994,992)       (2,623,254)
                                                                     ---------------     -------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $        32,432     $     137,481
-----------------------------------------                            ===============     =============


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
           FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
           -----------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                SIX MONTHS                 THREE MONTHS
                                            2003           2002           2003           2002
Net Sales                              $     -          $    -         $    -         $    -
Cost of Sales                                -               -              -              -
                                       -----------      -----------    -----------    -----------
      Gross Profit                           -               -              -              -
General and Administrative Expense         327,827          328,031        177,395        167,368
Product Development Expense                 14,132            8,108          4,474          8,108
Advertising, Travel and Marketing           49,145           18,712         23,755          7,399
                                       -----------      -----------    -----------    -----------
      Total Expenses                       391,104          354,851        205,624        182,875
                                       -----------      -----------    -----------    -----------
Other Income
Interest Income                                366              444            131            149
Gain on Restructuring of Payables            -              164,451         -             164,451
                                       -----------      -----------    -----------    -----------
      Total                                    366          164,895            131        164,600
                                       -----------      -----------    -----------    -----------
Net Loss                               $  (390,738)     $  (189,956)   $  (205,493)   $   (18,275)
                                       ===========      ===========    ===========    ===========
Net Loss Per Common Share, Basic
  and Diluted                          $    (0.010)     $    (0.005)        (0.005)   $    (0.001)
                                       ===========      ===========    ===========    ===========
Weighted Average Number of Shares
  of Common Stock Outstanding           37,963,908       37,118,484     38,245,677     37,260,098
                                       ===========      ===========    ===========    ===========



         "See Accompanying Notes to Consolidated Financial Statements."


                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                     2003                  2002
                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                       $ (390,738)      $ (189,956)
      Adjustment for Item Not Requiring (Providing) Cash
           Depreciation                                                     128              644
           Gain on Restructuring of Payables                           -                (164,451)
                                                                     -----------      ----------
           Subtotal                                                    (390,610)        (353,763)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Prepaid Expenses                       13,992          (29,167)
           Decrease in Accounts Payable                                 (19,858)          (3,983)
           Increase in Accrued Liabilities                              287,660          191,065
                                                                     -----------      ----------
                Net Cash Flows (Used for) Operating Activities         (108,816)        (195,848)
                                                                     -----------      ----------
CASH FLOWS  FROM INVESTING ACTIVITIES                                     -                -
-------------------------------------                                -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
      Net Change in Officer and Other Loans                              (1,113)          88,738
      Proceeds from Exercise of Common Stock Warrants                    19,000             -
                                                                     -----------      ----------
                Net Cash Flows Provided by Financing Activities           17,887          88,738
                                                                     -----------      ----------
DECREASE IN CASH                                                        (90,929)        (107,110)
----------------
CASH
----
      Beginning Balance                                                 119,681          115,551
                                                                     -----------      ----------
      Ending Balance                                                 $   28,752       $    8,441
                                                                     ===========      ==========


SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
-------------------------------------------------------

In August 2003, the Company issued 1,619,057 shares of common stock to Peter Katevatis, Chairman and Chief Executive Officer and 71,557 shares of common stock to Robert Alfano at its par value of $.01 per share, in accordance with their anti-dilution agreements with the Company.

In June 2002, the Company restructured $198,439 of accrued consulting fees for 283,228 shares of common stock of the Company at its fair value of $.12 per share and granted options to purchase 600,000 shares of the common stock of the Company with an exercise price of $1.00 per share.

         "See Accompanying Notes to Consolidated Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common              Number of                Number of
                            Issued and                Stock                 Shares                   Shares
                           Outstanding             Equivalents           Outstanding              Outstanding
                        ------------------        --------------       ----------------        ------------------
March 2003                  37,682,139                  -                 37,682,139
April 2003                  37,682,139                  -                 37,682,139
May 2003                    37,682,139                  -                 37,682,139
June 2003                   37,682,139                  -                 37,682,139
July 2003                   37,682,139                  -                 37,682,139
August 2003                 39,372,753                  -                 39,372,753               37,963,908























         "See Accompanying Notes to Consolidated Financial Statements."

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   -----------



1.   Management Plans and Going Concern Matters

Mediscience Technology Corp. (The "Company") has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, management has entered into an agreement with a consulting firm to be an advisor and explore options for the Company to commercialize its technology, will seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

2. Nature of Operations and Basis of Presentation

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Laser Diagnostics Instruments, Inc. ("LASER"), PHOTONICS FOR WOMEN'S ONCOLOGY, LLC ("PHOTONICS") and PROSCREEN, LLC ("PROSCREEN"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the six month periods ended August 31, 2003 and 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

     LOSS PER COMMON SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective February 28, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2004. At August 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during the six-months ended August 31, 2003 was $ 0.08. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six-months ended August 31, 2003: dividend yield of 0.00%; volatility of 1.69 ; risk-free interest rate of 3.0%; and an expected life of 3 years. There was no stock-based employee compensation for the six-months ended August 31, 2002.

                                               Six Months Ended August 31,
                                               ---------------------------
                                                    2003           2002
Net loss, as reported                           $(390,738)      $(189,956)
Deduct:   Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects           (161,444)        (38,859)
                                                ---------       ---------
Pro forma net loss                               (552,182)       (228,815)
Loss per share:
    Basic - as reported                         $  (0.010)      $  (0.005)
    Basic - pro forma                           $  (0.015)      $  (0.006)
    Diluted - as reported                       $  (0.010)      $  (0.005)
    Diluted - pro forma                         $  (0.015)      $  (0.006)


     Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities a May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. nd equity. SFAS No. 150 is effective for financial instruments entered into or modified after The Company does not expect a material impact on its results of operations or its financial position.

4.   Officer and Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $30,000 at August 31, 2003 and February 28, 2003. Accrued interest at August 31, 2003 and February 28, 2003 totaled $9,388 and $8,151, respectively.

At times Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At August 31, 2003 and February 28, 2003, officer loans payable to Mr. Katevatis were, $16,291 and $17,404 respectively.

On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share foreach $.12 of principal and accrued interest at date of conversion. Accrued interest at August 31, 2003 and February 28, 2003 was $17,642 and $10,439, respectively.

5.   Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $25,000 for the six months ended August 31, 2003 and August 31, 2002. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $9,430 and $7,065 in 2003 and 2002, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart is the President and Chief Executive Officer of THM. Expense reimbursements of $3,000 were paid to Mr. Engelhart for the six months ended August 31, 2003.

6.   Accrued Liabilities

Accrued liabilities consist of the following:


                                      August 31,       February 28,
                                      ----------       ------------
                                        2003              2003
                                        ----              ----

Legal and professional fees          $    325,000     $    275,000
Consulting and university fees          1,083,915        1,002,915
Salaries and wages                      1,348,833        1,206,333
Other                                      79,325           65,165
                                     ------------     ------------
                                     $  2,837,073     $  2,549,413
                                     ============     ============


Included in legal and professional fees as of August 31, 2003 and February 28, 2003 is $262,500 and $237,500, respectively, for legal services rendered by Mr. Katevatis (Note 5).

Included in Consulting and University Fees as of August 31, 2003 and February 28, 2003 is $1,040,318 and $959,318, respectively, owed to Dr. Alfano (Note 7) with respect to his consulting agreement.

Included in salaries and wages as of August 31, 2003 and February 28, 2003 is $1,306,333 and $1,206,333, respectively, owed to Mr. Katevatis in accordance with his respective employment agreement (Note 7).



Included in salaries and wages as of August 31, 2003 is $42,500 owed to Mr. Engelhart in accordance with his respective employment agreement (Note 7).

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the six month periods ended August 31, 2003 and 2002.

     Other Royalties

The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the six month periods ended August 31, 2003 and 2002.

     RESEARCH FOUNDATION OF THE CITY UNIVERSITY OF NEW YORK

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the six months period ended August 31, 2003 and 2002.

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


     ANTI-DILUTION RIGHTS

The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the year ended February 28, 2003, Mr. Katevatis exercised his right and requested the Company issue 44,312 common shares. Under the terms of the anti-dilution rights and upon Mr. Katevatis' request, the Company is obligated to issue an additional 1,619,057 common shares to meet the minimum 17% ownership interest in shares issued and outstanding at February 28, 2003. In August 2003, 1,619,057 shares of common stock of the Company were issued to Mr. Katevatis to satisfy the above obligation.

The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the year ended February 28, 2003, Dr. Alfano exercised his right and requested the Company issue 17,729 common shares. Under the terms of the anti-dilution rights and upon Dr. Alfano's request, the Company is obligated to issue an additional 71,557 common shares to meet the minimum 4% ownership interest in shares issued and outstanding at February 28, 2003. In August 2003, 71,557 shares of common stock of the Company were issued to Dr. Alfano to satisfy the above obligation.

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

Our strategy is to commercialize early cancer detection devices based upon our developed technology, completed prototype's, and expertise in the area of Fluorescent Imaging. The Company "PROSCREEN, LLC" (June 3, 2003) and PHOTONICS FOR WOMAN'S ONCOLOGY LLC (February 27, 2003), both LLC Company's are wholly owned subsidiaries of Mediscience (MDSC) each with its own Intellectual Property supported application. Our purpose is to maximize the value of the Company's Intellectual Property. Our first LLC commercial effort "Photonics for Women's Oncology LLC" will be in the area of early cancer detection for cervical cancer. To that end, the Company possesses a working prototype and is in the process of raising funds, securing a management team and is completing a plan in an attempt to secure a 510k exemption from the FDA. The Company is also working on early cancer detection devices in the areas of prostate (PROSCREEN), colon, esophagus, and skin cancer and is encouraged by all results. Using LLC's we plan to carefully select and prioritize our targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro. We intend to use the LLC's as a funding vehicle to raise capital from institutional and individual professional investor groups. MDSC will license the requisite platform technologies to, and separately assign, other segregated, mission-critical assets to each LLC and receive an upfront license fee from each LLC entity. The licenses issued to a LLC will be framed as exclusive, royalty-bearing, irrevocable, perpetual, sub-licensable, worldwide licenses to make, have made, modify, use, market, sell and distribute the platform technologies as part of or in connection with a product, process, or machine for use in the niche markets identified by and granted to each LLC. MDSC the parent company is entering into a management and corporate services agreements with each subsequent LLC to provide certain administrative and outsourced management services, in return for a management fee. These services would include accounting, reporting, and financial back-office services; legal services, including the defense of patent and other intellectual property claims and rights against third parties that have infringed the subsidiary's proprietary rights; financial and strategic advisory services; representation in the process of in- licensing, out-licensing, and creating joint ventures and alliances. MDSC will also continue to act as an intellectual property transfer agent between LLC's and City University of New York (CUNY).

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

Effective May 31, 2002 the Company executed a new agreement with "The Institute for Ultrafast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The Company is negotiating a new agreement and intends to continue its research relationship with CUNY for technical and research assistance in support of existing and anticipated clinical trials in the United States.

Effective April 26, 2003, Michael Engelhart has been appointed President and Chief Operating Officer ("COO") on a three-year contract with warrants expiring on April 26, 2006. Mr. Engelhart is also President/CEO of THMGROUP LLC, Ramsey, NJ as the Company's contracted and Board approved exclusive advisor to explore options for the commercialization of its technology. On March 13, 2003 the Company appointed Michael W. Engelhart to the Mediscience Board of Directors effective immediately. Pursuant to the terms of his agreement MDSC shall pay him an annual base salary of $120,000 (one hundred and twenty thousand dollars), payable monthly in arrears (with the agreed exception of a $1,000.00 per month stipend). On the date of this Agreement, MDSC will for $100.00 dollars grant to him an incentive stock option / Warrant pursuant to the 1999 Plan (the "Option") to purchase a total of 2,000,000 shares of MDSC common stock: this option/warrants shall be effected as to any and all adjustment in the event of any funding, stock splits, reverse stock splits, warrants, etc., excepting however, contract rights, agreements anti-dilution rights, etc., (reflected in corporate SEC filings) of Peter Katevatis Esq. and Dr. Robert Alfano founders.

     1. 200,000 shares of MDSC common stock at the option price of $.025 cents per share

     2. 1,800,000 shares of MDSC common stock at the option price of $1.00 per share (600,000-600,000- 600,000) representing Employee's contract warrants to purchase a total of 1,800,000 MDSC common shares shall be subject to annual review and the satisfaction of milestones. Each, a "Critical Milestone") described in the Business Plan (i.e., the completion on budget of;

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

The Board has adopted an incentive stock option plan (the "1999 Plan") complying with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and will recommend the 1999 Plan to MDSC's stockholders for their approval at a subsequent annual meeting of shareholders of MDSC. The 1999 Plan permits holders of options granted there-under to pay the exercise price due upon their exercise of such options either with cash or shares of MDSC Common Stock valued at the fair market value of such shares at the time of such exercise. The 1999 Plan will provide for the maximum periods permitted by the Code during which the Option can be exercised following the death, permanent and total disability or termination of employment. The Company may have to recognize compensation expense in the future on these options and warrants calculated as the difference between the option and warrant prices and the fair market value of the Company's common stock on the day the milestones are achieved.

Effective April 26, 2003 Mr. Sidney Braginsky, former President/COO, and the Company agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Sidney Braginsky will continue as an active Board member, his compensation to be the same as all other Board members. He will provide compensated consulting services to the Board and new President/COO Michael Engelhart as needed see 8-K Reported January 22, 2003.

Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of
                                             --------------------------------
$85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC 144 shares and 3.
--------------------------------------------------------------------------------
Registrant's issuing a five (5) year Warrant to (RFCUNY) providing (RFCUNY) the
--------------------------------------------------------------------------------
right to purchase six hundred thousand (600,000) SEC 144 shares at one dollar
--------------------------------------------------------------------------------
($1.00) per share. The agreement protects Registrant by affirming Registrant's
-----------------
ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as Exhibit A. RFCUNY has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares
      ------------------------------------------------------------------------
is One Million one hundred thousand (1,100,000). See 8-K filed June 12, 2002.
------------------------------------------------
On June 20, 2002, the Company entered into a $230,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the

Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion.

In relation to the sale of unused State of New Jersey Net Operating Losses, the Company entered into a three- year agreement on favorable terms (83.3%) with a New Jersey taxpayer, Public Service Electric and Gas Co. ("PSE&G") to purchase the NOL. On September 27, 2001 Peter Katevatis Esq. Successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 our second application for fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. Under the terms of our agreement with PSE&G the Company received $241,867 in proceeds on January 3, 2002. The Company filed for tax benefits in the fiscal year 2003 pursuant its existing agreement with PSE&G of New Jersey and received $217,712 on December 20, 2002 on the same terms and conditions of 87.0%. This completed
                                                                ---------------
the present three-year contract relationship with PSE&G and effectively used all
--------------------------------------------------------------------------------
of the Company's available NOL.
-------------------------------

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involve the use of estimates. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgements of management. For example, the Company uses estimates in determining accruals and contingencies and valuing options and other equity instruments. Actual results could differ from those estimates.

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

           None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

           None

Item 5. Other Information - Controls and Procedures
        -------------------------------------------

        Explanation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

        Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 of 15d-15 that occurred in the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

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