Form 10QSB
period 2003-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2004-01-12
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarter Ended November 30, 2003 Commission File Number 0-7405

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

                                   22-1937826
--------------------------------------------------------------------------------
I.R.S. Employer Identification Number)

--------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2003.

     Title of Class                               Number of Shares Outstanding
     --------------                               ----------------------------
Common Stock, par value
$.01 per share                                               39,372,753

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                NOVEMBER 30, 2003
                                -----------------

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----
PART I.  Financial Information

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet as of November 30, 2003

         Consolidated (Unaudited) and February 28, 2003 (Audited)           1
         Statement of Operations for the Nine
         and Three Months Ended November 30, 2003
         (Unaudited) and November 30, 2002 (Unaudited)                      2

         Consolidated Statement of Cash Flows for the Nine
         Months Ended November 30, 2003 (Unaudited) and
         November 30, 2002 (Unaudited)                                      3

         Exhibit to Statement of Operations                                 4

         Notes to Financial Statements                                    5 - 11

Item 2.  Management's Plan of Operation                                  12 - 15

PART II. Other Information                                               16 - 17

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Certification Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                      18 - 19

         Certification Pursuant to Section 302 of the                    20 - 21
         Sarbanes-Oxley Act of 2002

         Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                         22


         Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                         23

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                            November 30,            February 28,
                                                                                2003                    2003
                                                                            (Unaudited)               (Audited)
                                                                         ------------------       -----------------
CURRENT ASSETS
--------------
      Cash                                                               $           20,556       $         119,681
      Prepaid Expenses                                                                  861                  14,853
                                                                         ------------------       -----------------
           Total Current Assets                                                      21,417                 134,534
PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $204,298 -
        November 30, 2003; $204,106 - February 28, 2003                                 955                   1,147

OTHER ASSETS - Security Deposit                                                       1,800                   1,800
------------
                                                                         ------------------       -----------------
TOTAL ASSETS                                                             $           24,172       $         137,481
------------                                                             ==================       =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                         $          204,951       $          47,404
      Accounts Payable                                                               21,346                  43,873
      Accrued Liabilities                                                         2,965,107               2,549,413
                                                                         ------------------       -----------------
           Total Current Liabilities                                              3,191,404               2,640,690
OFFICER AND OTHER LOANS, Net of Current Portion                                  -                          120,045
                                                                         ------------------       -----------------
TOTAL LIABILITIES                                                                 3,191,404               2,760,735
-----------------
                                                                         ------------------       -----------------
STOCKHOLDERS' DEFICIT
---------------------
      Preferred Stock, $.01 Par Value, 50,000 Shares Authorized,
        0 Shares Issued and Outstanding                                                   -               -
      Common Stock $.01 Par Value, Authorized 39,950,000
        Shares; Issued and Outstanding 39,372,753 Shares -
        November 30, 2003; 37,582,139 Shares - February 28,     2003                393,728                 375,821
      Additional Paid-in Capital                                                 18,468,519              18,467,426
      Accumulated Deficit                                                       (22,029,479)            (21,466,501)
                                                                         ------------------       -----------------
           Total Stockholders' Deficit                                           (3,167,232)             (2,623,254)
                                                                         ------------------       -----------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                $           24,172       $         137,481
-----------------------------------------                                ==================       =================



         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                     NINE MONTHS                           THREE MONTHS
                                                     -----------                            ------------
                                                2003               2002                2003                2002
                                                ----               ----                ----                ----
Net Sales                                $       -           $       -          $       -           $        -
Cost of Sales                                    -                   -                  -                    -
                                         ------------------  -----------------  ------------------  -------------------
      Gross Profit                               -                   -                  -                    -
General and Administrative Expense                  490,296            481,764             162,469              153,733
Product Development Expense                          17,725             16,858               3,593                8,750
Advertising, Travel and Marketing                    55,384             24,375               6,239                5,663
                                         ------------------  -----------------  ------------------  -------------------
      Total Expenses                                563,405            522,997             172,301              168,146
                                         ------------------  -----------------  ------------------  -------------------
Other Income
Interest Income                                         427                466                  61                   22
Gain on Restructuring of Payables                -                     164,451          -                    -
                                         ------------------  -----------------  ------------------  -------------------
      Total                                             427            164,917                  61                   22
                                         ------------------  -----------------  ------------------  -------------------
$et Loss                                 $         (562,978) $        (358,080 )$         (172,240)            (168,124)
                                         ==================  =================  ==================  ===================
Net Loss Per Common Share, Basic
  and Diluted                            $           (0.015  $           (0.01 )            (0.005)              (0.005)
                                         ==================  =================  ==================  ===================
Weighted Average Number of Shares                38,433,523         37,165,689          39,372,753           37,260,098
  of Common Stock Outstanding
                                         ==================  ================= ===================  ===================


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                                       2003                  2002
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                                    $      (562,978)      $      (358,080)
      Adjustment for Item Not Requiring (Providing) Cash
           Depreciation                                                                       192                   966
           Gain on Restructuring of Payables                                             -                     (164,451)
                                                                                  ---------------       ---------------
           Subtotal                                                                      (562,786)             (521,565)
      Changes in Assets and Liabilities:
           (Increase) Decrease in Prepaid Expenses                                         13,992               (20,417)
           Decrease in Accounts Payable                                                   (22,527)               (3,853)
           Increase in Accrued Liabilities                                                415,694               341,978
                                                                                  ---------------       ---------------
                Net Cash Flows (Used for) Operating Activities                           (155,627)             (203,857)
                                                                                  ---------------       ---------------
CASH FLOWS  FROM INVESTING ACTIVITIES                                                    -                     -
-------------------------------------
                                                                                  ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Net Change in Officer and Other Loans                                                37,502                88,738
      Proceeds from Exercise of Common Stock Warrants                                      19,000              -
                                                                                  ---------------       ---------------
                Net Cash Flows Provided by Financing Activities                            56,502                88,738
                                                                                  ---------------       ---------------
DECREASE IN CASH                                                                          (99,125)             (115,119)
----------------
CASH
----
      Beginning Balance                                                                   119,681               115,551
                                                                                  ---------------       ---------------
      Ending Balance                                                              $        20,556       $           432
                                                                                  ===============       ===============


SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
-------------------------------------------------------

In August 2003, the Company issued 1,619,057 shares of common stock to Peter Katevatis, Chairman and Chief Executive Officer and 71,557 shares of common stock to Robert Alfano at its par value of $.01 per share, in accordance with their anti-dilution rights agreements with the Company.

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

         "See Accompanying Notes to Consolidated Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------




                                                                                                    Weighted
                           Common Stock                                                             Average
                          $.01 Par Value              Common              Number of                Number of
                            Issued and                Stock                 Shares                   Shares
                           Outstanding             Equivalents           Outstanding              Outstanding
                        ------------------        --------------       ----------------        ------------------
March 2003                  37,682,139                  -                 37,682,139
April 2003                  37,682,139                  -                 37,682,139
May 2003                    37,682,139                  -                 37,682,139
June 2003                   37,682,139                  -                 37,682,139
July 2003                   37,682,139                  -                 37,682,139
August 2003                 39,372,753                  -                 39,372,753
September 2003              39,372,753                  -                 39,372,753
October 2003                39,372,753                  -                 39,372,753
November 2003               39,372,753                  -                 39,372,753               38,433,523



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

The consolidated financial statements as of and for the nine month periods ended November 30, 2003 and 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective February 28, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2004. At November 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during the nine-months ended November 30, 2003 was $0.08. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine-months ended November 30, 2003 dividend yield of 0.00%; volatility of 1.69; risk-free interest rate of 3.0%; and an expected life of 3 years.


                                                          Nine Months Ended                    Three Months Ended
                                                             November 30,                         November 30,
                                                        2003               2002              2003               2002
                                                        ----               ----              ----               ----
Net loss, as reported                             $       (562,978)  $       (358,080) $       (172,240)          (168,124)
Deduct:   Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                    (161,549)           (38,859)        -                  -
                                                  ----------------   ----------------------------------   ----------------
$ro forma net loss                                $       (724,527)  $       (396,939) $       (172,240)          (168,124)
                                                  ================   ================  ================   ================
Loss per share:
    Basic - as reported                           $          0.015   $           0.01  $          0.005   $          0.005
                                                  ================   ================  ================   ================
    Basic - pro forma                             $          0.019   $           0.01  $          0.005   $          0.005
                                                  ================   ================  ================   ================
    Diluted - as reported                         $          0.015   $           0.01  $          0.005   $          0.005
                                                  ================   ================  ================   ================
    Diluted - pro forma                           $          0.019   $           0.01  $          0.005   $          0.005
                                                  ================   ================  ================   ================


4.   Officer and Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $30,000 at November 30, 2003 and February 28, 2003. Accrued interest at November 30, 2003 and February 28, 2003 totaled $10,007 and $8,151, respectively.

At times Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At November 30, 2003 and February 28, 2003, officer loans payable to Mr. Katevatis were, $54,906 and $17,404 respectively.

On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at November 30, 2003 and February 28, 2003 was $21,243 and $10,439, respectively.





5.   Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $37,500 for the nine months ended November 30, 2003 and November 30, 2002. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $13,093 in 2003 and $7,770 in 2002, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart is the President and Chief Executive Officer of THM. Expense reimbursements of $6,000 were accrued or paid to Mr. Engelhart for the nine months ended November 30, 2003.


6.    Accrued Liabilities

Accrued liabilities consist of the following:


                                          November 30,            February 28,
                                          ------------            ------------
                                             2003                    2003
                                             ----                    ----

Legal and professional fees            $         325,354       $         275,000
Consulting and university fees                 1,124,415               1,002,915
Salaries and wages                             1,428,833               1,206,333
Other                                             86,505                  65,165
                                       -----------------       -----------------
                                       $       2,965,107       $       2,549,413
                                       =================       =================


Included in legal and professional fees as of November 30 , 2003 and February 28, 2003 is $275,000 and $237,500, respectively, for legal services rendered by Mr. Katevatis (Note 5).

Included in Consulting and University Fees as of November 30, 2003 and February 28, 2003 is $1,080,818 and $959,318, respectively, owed to Dr. Alfano (Note 7) with respect to his consulting agreement.

Included in salaries and wages as of November 30, 2003 and February 28, 2003 is $1,356,332 and $1,206,333, respectively, owed to Mr. Katevatis in accordance with his respective employment agreement (Note 7).

Included in salaries and wages as of November 30, 2003 is $72,500 owed to Mr. Engelhart in accordance with his respective employment agreement (Note 7).




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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the nine month periods ended November 30, 2003 and 2002.

     Other Royalties

The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the nine month periods ended November 30, 2003 and 2002.

     RESEARCH FOUNDATION OF THE CITY UNIVERSITY OF NEW YORK

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the nine months period ended November 30, 2003 and 2002.

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

In connection with his employment agreement, the Company has granted stock options under the Plan to Mr. Braginsky (former President of the Company). Such stock options are exercisable upon the attainment of certain milestones as defined in his employment agreement.

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

Our strategy is to commercialize early cancer detection devices based upon our developed technology, completed prototype's, and expertise in the area of Fluorescent Imaging. The Company formed "PROSCREEN, LLC" (June 3, 2003) and PHOTONICS FOR WOMAN'S ONCOLOGY LLC (February 27, 2003), both LLC Company's are wholly owned subsidiaries of Mediscience (MDSC) each with its own Intellectual Property supported application. Our purpose is to maximize the value of the Company's Intellectual Property. Our first LLC commercial effort "Photonics for Women's Oncology LLC" will be in the area of early cancer detection for cervical cancer. To that end, the Company possesses a working prototype and is in the process of raising funds, securing a management team and is completing a plan in an attempt to secure a 510k exemption from the FDA. The Company is also working on early cancer detection devices in the areas of prostate (PROSCREEN), colon, esophagus, and skin cancer and is encouraged by all results. Using LLC's we plan to carefully select and prioritize our targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro. We intend to use the LLC's as a funding vehicle to raise capital from institutional and individual professional investor groups. MDSC will license the requisite platform technologies to, and separately assign, other segregated, mission-critical assets to each LLC and receive an upfront license fee from each LLC entity. The licenses issued to a LLC will be framed as exclusive, royalty-bearing, irrevocable, perpetual, sub-licensable, worldwide licenses to make, have made, modify, use, market, sell and distribute the platform technologies as part of or in connection with a product, process, or machine for use in the niche markets identified by and granted to each LLC. MDSC the parent company is entering into a management and corporate services agreements with each subsequent LLC to provide certain administrative and outsourced management services, in return for a management fee. These services would include accounting, reporting, and financial back-office services; legal services, including the defense of patent and other intellectual property claims and rights against third parties that have infringed the subsidiary's proprietary rights; financial and strategic advisory services; representation in the process of in- licensing, out-licensing, and creating joint ventures and alliances. MDSC will also continue to act as an intellectual property transfer agent between LLC's and City University of New York (CUNY).

All above are "Safe Harbor" statements per the Private Securities Litigation Reform Act of 1995 as certain matters and subject areas discussed in our strategy and not historical or current facts but deal with future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and may also differ materially from our future experience involving any or more of such matters and subject areas. Such risks and uncertainties include overall economic trends, successful development of products and regulatory matters including but not limited to FDA as well as those more fully described from time to time in our reports filed with the SEC.

The principal issue currently facing the Company is a lack of the financial
-------------------
resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets; the resolution of this issue is the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.

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

Effective June 10, 2002 and unanimously approved by the Board of Directors May 30, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a Medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of
                                             -------------------------------
$85,045.00, 2. Registrant's issuance to RFCUNY of 283,228 SEC 144 shares and 3.
-------------------------------------------------------------------------------
Registrant's issuing a five (5) year Warrant to (RFCUNY) providing (RFCUNY) the
-------------------------------------------------------------------------------
right to purchase six hundred thousand (600,000) SEC 144 shares at one dollar
-----------------------------------------------------------------------------
($1.00) per share. The agreement protects Registrant by affirming Registrant's
-----------------
ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as Exhibit A. RFCUNY has a prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expiring December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares
------------------------------------------------------------------------------
is One Million one hundred thousand (1,100,000). See 8-K filed June 12, 2002.
------------------------------------------------

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


In relation to the sale of unused State of New Jersey Net Operating Losses, the Company entered into a three- year agreement on favorable terms (83.3%) with a New Jersey taxpayer, Public Service Electric and Gas Co. ("PSE&G")to purchase the NOL. On September 27, 2001 Peter Katevatis Esq. Successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On November 16, 2001 our second application for fiscal year 2002 (July 1, 2001 to June 30, 2002) was approved with authority to transfer $278,008 from present total tax benefits of $513,070 based on our total State audited NOL as of 2001 of $5,700,779. Under the terms of our agreement with PSE&G the Company received $241,867 in proceeds on January 3, 2002. The Company filed for tax benefits in the fiscal year 2003 pursuant its existing agreement with PSE&G of New Jersey and received $217,712 on December 20, 2002 on the same terms and conditions of 87.0%. This completed
                                                                --------------
the present three-year contract relationship with PSE&G and effectively used all
--------------------------------------------------------------------------------
of the Company's available NOL.
-------------------------------

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

          Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 of 15d-15 that occurred in the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          See Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          8-K Report dated December 3, 2003 - Registrant, reports herein the contractual acquisition of two exclusive and material world-wide licenses for US patent applications recently filed by The Research Foundation City University of New York (RFCUNY).

          1. "Stokes-Shift Fluorescence Spectroscopy for Detection of Disease and Physiological State of Specimen" and

          2. "Three-Dimensional Radiative Transfer Tomography for Turbid Media."



          The work results from the Company's continual 10 year + University research funding relationship. The patents, when issued, would extend and continue the Company's core technology for an additional

17+ years, thus maintaining Registrants "Intellectual Property" leadership in the Optical Biopsy field.