Form 10KSB
period 2004-02-29
MEDISCIENCE TECHNOLOGY CORP
filed 2004-06-01
CIK 64647

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
             ACT OF 1934 for the fiscal year ended February 29, 2004

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

      For the transition period from February 28, 2003 to February 29, 2004

                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)

                     New Jersey                          22-1937826
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                1235 Folkstone Way, Cherry Hill, New Jersey 08034
                    (Address of Principal executive offices)

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by the average bid and asked price of the common equity of the Registrant, as of, May 10, 2004, ($0.62 per share) was: $ 31,598,116. The number of shares outstanding of Registrant's common stock, as of May 10, 2004, was 50,964,703. (See subsequent events Item 13) The issuer has no other classes of common equity outstanding as of that date.

         Title of Each Class                       Number of Shares Outstanding

Common Stock, par value $.01 per share                     39,372,753**

Preferred Stock, par value $0.1 per share                      60*

      * On Jauary18, 2004 registrant completed a $1.5 Million private placement of Mediscience non-interest bearing convertible preferred, (60 shares) with individual dollar investment at no less than $25,000 for each convertible into 100,000 shares of MTC common. valued at $.25 cents per share. On March 8, 2004, MTC called and cancelled the 60 issued convertible preferred issuing on conversion a total of six million shares. The private placement agreement by its terms provided that MTC management can at any time and for any reason and without notice to the investors convert all MTC CP shares issued into a total of six Million MTC common or 100,000 shares on each of the 60 MTC CP shares.

      ** On February 18, 2004 registrants New Jersey certificate of incorporation was amended to reflect present authorized shares as 200,000,000; 199,950,000 Common par value $.01 and 50,000 Preferred Stock, par value $0.01 per share approved by a majority of shareholders upon written authorization and consent and a quorum of 39,372,753 shareholders entitled to vote as of the close of business on January 16, 2004, (record date)

                      DOCUMENTS INCORPORATED BY REFERENCE:

All SEC 10-KSB, 8-K and 10-Q filings, SEC 14C filing, Registrant. filed its "Definitive" Information Statement 14C after SEC review and compliance on January 20, 2004, noticing, January 16, 2004 as the legal "Record Date" and identifying those shareholders entitled to receive with a mailing to shareholders of record on January 20, 2004. A copy of our letter to shareholders and proposed agenda is included in for your information. See ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS infra

8-K Report, filed May 6,, 2004 Registrant executed a Project Agreement with the Research Foundation City University of New York (RFCUNY), effective May 7, 2004

8-K Report dtd February 20, 2004 Peter Katevatis Chairman/ CEO, of Registrant, "announced the State of New York approval the formation of "MEDIPHOTONICS DEVELOPMENT LLC" as of February 20, 2004. The LLC Company is a wholly owned New York City, New York County, NY State subsidiary of Mediscience Technology located at 101 31st Street New York, NY

8-K Report dtd February 18, 2004: "Change in Articles of Incorporation" On February 17, 2004 the Board of Directors by unanimous written consent increased the authorized common shares from 40,000,000 to 200,000,000. The number of shares of the Corporation issued and entitled to vote thereon based on the Corporations established record date of January 16, 2004 and shareholder notice per its SEC 14C filing was 39,372,753. The amendment was duly adopted by written consent of a majority of shareholders holding 23,316,168) in accordance with the applicable provisions of Section 14A:5-6 Corporation, General, of the State of New Jersey Statutes.

8-K dtd January 18, 2004 On Jauary17, 2004 registrant initiated and completed a
1.5 Million private placement of Mediscience non-interest bearing Convertible Preferred, with individual dollar investment at no less than $25,000 for each of 60 shares each convertible into (100,000 shares of MTC common. at $.25 cents per share). MTC will issue on conversion of all MTC CP shares a total of six (6) million common shares. The private placement agreement by its terms provide that MTC management can at any time and for any reason and without notice to the investors convert all MTC CP shares issued.

8-K filing dated: December 4, 2003 Mediscience Technology Corp. qualified by FDA for reduced or waived fees and expedited 3rd Party review process on its medical device 510K submissions

8-K filing dated: December 4, 2003 registrant secures exclusive World-Wide license to US molecular imaging patent applications, expected to EXTEND CORE technology additional 17+ years,

8-K Report dtd June 4, 2003 Michael Engelhart, President and COO of Registrant, "announced the State of Delaware approval and formation of "PROSCREEN, LLC" as of (June 3, 2003) and Photonics for Woman's Oncology LLC. as of (February 27, 2003. "Both LLC Company's are wholly owned subsidiaries of Mediscience Technology. "PROSCREEN, LLC" its second LLC Company has a potential clinical application for non-invasively diagnosing prostate cancers without removing prostate tissues".

8-K Report w/exhibits dtd March 13, 2003 effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Braginsky continues as an active Board member.

8-K Report dtd March 13, 2003, On unanimous Board of Directors approval Registrant appointed Michael Engelhart to the Mediscience Board of Directors effective immediately.

8-K Report January22. 2003 On January 13, 2003 Registrant entered into an agreement with THMGROUP of Ramsey NJ as exclusive advisor to explore commercialization of Registrants technology applications. Terminated April 12, 2004 by THM GROUP. Michael Engelhart has assumed full time COO responsibilities to commercialize Registrants technology applications

SC13G/A dated 2/14/02 filed by Allen & Co. indicating SHARE VOTING POWER of 3,041,500 (includes 1,041,500 shares of Common Stock underlying warrants expiring 2003) Allen & Co. Allen&Co Warrants expired by their terms April 6, 2003

8-KA Report, Amendment of 8-K filed June 12, 2002 The new contract with the Research Foundation City University of New York (RFCUNY) was effective upon acceptance by Registrant on June 10th, 2002.

8-K Report, filed June 1, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25%

SC13G/A dated 2/14/02 filed by Allen & Co. indicating SHARE VOTING POWER of 3,041,500 (includes 1,041,500 shares of Common Stock underlying warrants expiring April 6, 2003) (as of April 6, 2003 voting power reduced to 2,000,000 shares)

8-K Report, filed July 25, 2001, effective July 9, 2001 Registrant entered into an employment agreement with Mr. Sidney Braginsky as President COO of the Company

10-Q dated 7/12/2001 for Quarter ending 5/31/2001 Effective June 1, 2001 with notice to the Board of Directors Dr. Castellana voluntarily terminated his employment agreement and verbally waived all salary to that date. He felt that he could not satisfy the Company's needs and choose to step aside.

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

                                MEDISCIENCE CORP.
                          Annual Report on Form 10-KSB

Table of Contents

                                     PART I

Item 1. Description of Business

Item 2. Description of Properties (Technology and Products)

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

      Consolidated Balance Sheets- February 29, 2004 and February 28, 2003

      Consolidated Statements of Operations for the years ended February 29, 2004, and February 28, 2003 and February 28, 2002

      Consolidated Statement of Stockholders Deficit for the years ended February 29, 2004, and February 28, 2003 and February 28, 2002

      Consolidated Statements of Cash Flows for the years ended February 29, 2004, and February 28, 2003 and February 28, 2002

      Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Principal Accountant Fees and Services

Item 14. Exhibits and Reports on Form 8-K

Item 15. Subsequent Events

Item 1. DESCRIPTION OF BUSINESS

Introduction

This annual report on Form 10-KSB contains certain forward-looking " Safe Harbor" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Act of 1934 and Item 16 Risk Factors incorporated herein. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Mediscience is in full compliance with SEC regulation FD "Full Disclosure" requirements, adopted August 10, 2000 (see SEC release No. 33-7881), by exclusive reporting of material events (disclosures where it is reasonably foreseeable that the information will result in trading in an issuer's securities), through periodic 8-K filings and postings on its internet site MEDISCIENCETECH.com

Safe Harbor Information of importance to our shareholders: Effective October, 2003 SEC III: Rule 10b-18 Safe Harbor Changes are statutorily applicable to the repurchase of a company's common stock in the open market. The SEC changes to Rule 10b-18, provide companies with a safe harbor from liability for stock manipulation if they repurchase their common stock in the open market in accordance with the rule's manner, time, price, and volume conditions. As amended, Rule 10b-18 requires companies to disclose all repurchases - even those occurring outside Rule 10b-18 - in tabular form in their quarterly and annual reports. The tables will include, among other things, the total number of shares repurchased, the average price paid per share, and the number of shares repurchased as part of a publicly announced plan or program. The

SEC Rule 10b-18 change is not presently applicable to registrant. The Company has no present or future commitment or intentions to re-purchase any of its outstanding common stock.

Background

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue. On December 1, 1988, registrant acquired all the outstanding stock of Laser Diagnostic Instruments, Inc. ("LDI"), a wholly owned subsidiary of the Company. The principle asset of LDI was the ownership of a patent application entitled "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence," which was subsequently granted as patent number 4,930,516 by the US Patent and Trademark Office on June 5, 1990. The "516" claims were expanded from 9 to 59 on August 8, 1998 in a reexamination of that patent initiated by the Company. Our research and development activities are centered around and the expansion of this patent and its technology and other patents either acquired subsequently by Mediscience or for which Mediscience is the exclusive licensee.

Registrant contractually acquired two exclusive world-wide licenses for US patent applications filed by The Research Foundation City University of New York (RFCUNY). 1. "Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen" and 2. "Three-dimensional Radiative Transfer Tomography for Turbid Media." The work results from the Company's continual 10-year+ University research funding relationship. President and Chief Operating Officer Michael Engelhart. and CUNY inventor and Registrant founder Dr. Robert Alfano state that "the Stokes-Shift patent, when issued, would extend the Company's core technology in Optical Biopsy expanding, maintaining and continuing IP leadership in the Optical Biopsy field. Registrant's claim of priority right will run from the filing date of the US Provisional Patent filing of February 5, 2003 Serial Number 60/444,869 thus providing Mediscience core technology a twenty (20) year period of patent protection running to February 5, 2023". NOTE: SEE: Registrant SEC/EDGAR 8-k filing dated: December 4, 2003 See Web Page: MEDISCIENCETECH.com; See (IEEE Journal of selected topics in Quantum Electronics, March-April 2003 Vol. 9, Dr. Alfano page 148.

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

On January 6, 1997, the Company received approval from the FDA of its Investigational Device Exemption application to initiate human Phase II clinical trials with its CD Scan medical device for early stage detection of cancer. This trial has not been initiated at that time because of the lack of funding.

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

On December 11, 2003 the FDA, after review, qualified Registrant under MDUFMA allowing both reduced or waived FDA fees for its 2004 medical device 510K or other market approval submissions." and Company participation in expedited FDA review through FDA clinical inspections conducted independently by third party FDA approved "accredited" persons, directly employed by Mediscience.

Strategy

Our strategy is to commercialize early cancer detection devices based upon our developed technology, completed proto-type's, and expertise in the area of Fluorescent Imaging. In addition to acquiring and seeking additional conventional direct investment into the Company the Company optionally may use an Organizational Structure of wholly owned subsidiary LLC, each with its own Intellectual Property supported application. Our key purpose is to maximize the value of the Company's Intellectual Property. Our first LLC commercial effort "MEDI-PHOTONICS DEVELOPMENT, a New York City New York State domiciled LLC" will be in the area of early cancer detection for cervical cancer. To that end, the company, possesses a working prototype and is in the process securing a management team and is completing a plan in an attempt to secure a 510k exemption from the FDA. The company is working on early cancer detection devices in the areas of prostate, colon, esophagus, and skin cancer and is encouraged by all results. With regard to the company's commercialization plan, the company is in various stages of business development activity with potential distributors, strategic partners, and other strategic investors. We believe that our Technology will be broadly applicable in cancer screening and diagnosis; the company is preparing to submit for 510k exemption, however presently, each approved labeled indication is expected to require separate pre-marketing approval (a "PMA"), which will be both time-consuming and costly. In using LLC's we could carefully select and prioritize targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro. e.g. State of Delaware approval and formation of "PROSCREEN, LLC" (June 3, 2003) and PHOTONICS for Woman's Oncology LLC. (February 27, 2003); New York State approved and formation of MEDI-PHOTONICS DEVELOPMENT LLC (February 19, 2004) "All LLC Company's are wholly owned subsidiaries of Mediscience

We intend to seek additional funding through present and new equity capital from institutional and individual professional investor groups. Where the LLC serves as a separate investment vehicle MDSC will license the requisite platform technologies to, and assign, as its capital contribution, other segregated, mission-critical assets to such LLC and in return, receive equity ownership in, and an upfront license fee from that LLC entity. The licenses issued to a LLC will be framed as exclusive, royalty-bearing, irrevocable, perpetual, sub-licensable, worldwide licenses to make, have made, modify, use, market, sell and distribute the platform technologies as part of or in connection with a product, process, or machine for use in the niche markets identified by and granted to each LLC. MDSC the parent company would enter into a management and corporate services agreements with that LLC to provide certain administrative and outsourced management services, in return for a management fee. These services would include accounting, reporting, and financial back-office services; legal services, including the defense of patent and other intellectual property claims and rights against third parties that have infringed the subsidiary LLC proprietary rights; financial and strategic advisory services; representation in the process of in-licensing, out-licensing, and creating joint ventures and alliances. MDSC will also continue to act as an intellectual property transfer agent between all separately funded LLC's and CCNY.

All above are Safe Harbor" statements per the Private Securities Litigation Reform Act of 1995 as certain matters and subject areas discussed in our strategy and not historical or current facts but deal with future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and may also differ materially from our future experience involving any or more of such matters and subject areas. Such risks and uncertainties include overall economic trends, successful development of products and regulatory matters including but not limited to FDA as well as those more fully described from time to time in our reports filed with the SEC

Effective June 10, 2002 Registrant executed a new contract with the Research Foundation City University of New York (RFCUNY), that supercedes all prior agreements with (RFCUNY), restructures all MTC debt to RFCUNY and reduces MTC royalty rate from 5% to 3.25% as to all patent/patent applications of a medical nature in exchange for the following consideration to (RFCUNY): 1. Registrant's cash payment of $85,045.00; 2. Registrant's issuance to RFCUNY of 283,228 SEC144 shares. 3. Registrant's issuing a five (5) year. Warrant to (RFCUNY) providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC144 shares at one dollar ($1.00) per share. The agreement protects Registrant by affirming Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A. (RFCUNY) prior warrant to purchase five hundred thousand (500,000) shares of Mediscience common Rule 144 shares at one dollar ($1.00) per share expired by its terms on December 31, 2003. Total warrants presently in RFCUNY for Mediscience common SEC 144 shares 600,000 expiring June 10, 2007

In addition, according to the terms of our research and licensing agreement with the University, the Company must negotiate a minimum royalty Agreement within 5 years of the date of filing for all licensed patents "Attachment list Exhibit A" for which product commercialization has not yet occurred. The Company has negotiated with the Research Foundation and extended the period of exclusivity for all intellectual property. The Company holds and totally owns certain patents independent of CUNY e.g. "516 as reviewed and expanded by the US Patent Office" that are not so affected which are seminal to its basic technology.

Effective May 31, 2002 Registrant executed and fully funded an agreement with "The Institute for Ultra fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term:
July 1, 2002 to June 30, 2003.at which time the agreement terminated by its terms. (See Registrants 8-K filed June 1, 2002).

Registrants present agreement with CUNY executed May 7, 2004 controls and provides for continual technical and research assistance to Registrant in support of existing and anticipated FDA clinical trials in the United States, and possibly CE approvals in Europe. The Company and the Research Foundation of CUNY established a Project Agreement (See 8-K Dated May 6, 2004 See Item 13 subsequent events) at the Institute of Ultrafast Spectroscopy and Lasers ("IUSL") at the City College of New York. The objective of the project agreement is to complete a commercially viable CD-Ratiometer by November 30, 2004 for cancer detection and diagnosis of the cervix, mouth, esophagus, and colon. The objective of the project agreement is the complete development of the Company's fourth generation prototype products (CD Scan, CD Ratiometer and CD Map), including the enhancement of fiberoptic attachments to enable devices to be used with various types of endoscopes and core biopsy needles. Previously, the Company and CUNY have conducted in-vitro preclinical evaluation of various tissues to determine the most appropriate excitation and emission wavelengths for use with a device and created the algorithms and computer software necessary for the accurate performance of the instruments.

Since the February 2004 $1.5M private placement offering has been completed, the principal issue of concern to the Company is the future need for financial resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets through FDA clinicals / approvals into the market place as products. The resolution of this issue is, and will continue to be the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company could be forced to materially curtail, limit or cease its operations.

Products and Technology

                          Our Technology - how it works

      Optical Biopsy is a novel approach based on optical spectroscopy to diagnose the state of a tissue (in vivo or ex vivo) without removing the tissue from the body. Mediscience possesses the foundations for Optical Biopsy by developing technology based on UV-visible fluorescence, excitation, Raman, time-resolved, diffuse reflectance, and most recently, Stokes shift spectroscopies. Using the appropriate wavelengths, at this time, Optical Biopsy can determine whether a tissue is malignant, dysplastic (pre-cancer) or benign; in addition to whether it being invasive cancer. Seminal patents have been issued over the years for various approaches to Optical Biopsy.

      The Optical Biopsy characterizes the fluorescence signatures from normal and malignant tissue from multiple organ sites and developed algorithms to distinguish malignant tissue from normal. The onset of carcinogenesis causes molecular and structural changes in tissues. These molecular and structural changes can be observed in the differences in the fluorescence spectra between benign, precancerous and cancerous tissues. The important diagnostic fluorophores found in human tissue include several amino acids, proteins and other biomolecules (i.e. tryptophan, collagen, nicotinamide adenine dinucleotide [NADH], elastin, flavins and porphyrins). Optical Biopsy offers some significant improvements over classical methods. It does not require removal of tissue, results are available in real time, and it is highly sensitive to changes occurring on a sub millimeter size scale. Our instrumentation is lamp-based. It does not require the use of lasers. The use of broad band UV-visible lamps as an excitation source extends the capability of the technology by allowing the instrumentation to probe multiple fluorophores. Our instrumentation permits acquisition of emission, excitation, diffuse reflection, and, the recently developed, Stokes shift spectra for enhanced diagnostic accuracy.

      Ex vivo studies have been performed on breast, cervical, oral cavity, esophageal, colon and lung tissue. These studies have been performed in collaboration with Memorial Sloan Kettering Cancer Center (MSKCC) - oral cavity, breast; New York Eye and Ear Infirmary - oral cavity; Weill Medicine College of Cornell University, New York Hospital and Columbia Presbyterian Hospital (now New York - Presbyterian Hospital) - esophageal and digestive tract; St. Vincent's hospital of Staten Island; and Hackensack University Medical Center. An in vivo study were performed, in collaboration with MSKCC, on oral cancer patients. In the ex vivo studies, the accuracy (sensitivity) of our fluorescence methods varied from 87% to 97% and the specificity varied from 87% to 100%. The results of our research are tabulated on the following page, and have been confirmed by researchers at other universities, who have employed our type of technology.

      In an ex vivo study of the esophagus, fluorescence measurements were able to differentiate between normal, Barrett's, dysplastic and adenocarcinoma tissue specimens. In similar research, an animal study performed by CCNY and MSKCC, using a rat esophageal model demonstrated that fluorescence could detect precancerous changes in the rat esophagus prior to any visual indication of malignancy. The in vivo oral cancer study at MSKCC was able to discern differences between normal healthy controls and "normal" appearing contra lateral sites in oral cancer patients. A preliminary study performed at the IUSL, which focused on ex vivo breast cancer specimens, demonstrated that fluorescence spectroscopy could identify different types of cancer. In this study, spectral differences were observed between invasive carcinoma, mixed invasive and in situ carcinoma, fibroadenoma and normal breast tissues. In this study is shown that diffuse reflectance spectra reflected differences in proteins and DNA from tissues with different disease states. A larger study, involving a greater number of specimens with a more detailed histopathological analysis should be implemented to confirm these results. Currently, three generations of instrumentation have been developed, with the fourth generation, commercial unit in process. We currently have instrumentation which may probe the following organ sites: oral cavity, cervix, aerodigestive tract and colon. Use in the aerodigestive tract and colon requires that our instrumentation be coupled to an endoscope. We have already coupled our instrumentation to a GI tract endoscope.

                   Table 1. Optical Biopsy Accuracy Statistics

--------------------------------------------------------------------------------------------------------------
Tissue Type             Number of
(in vitro)               Samples       Pathology                    Sensitivity      Specificity       Year
--------------------------------------------------------------------------------------------------------------
Breast                      16         Cancer                          87.5%                           1988
--------------------------------------------------------------------------------------------------------------
                            15         Normal                                            87%
--------------------------------------------------------------------------------------------------------------
Breast                      40         Cancer                          92.5%                           1988
--------------------------------------------------------------------------------------------------------------
                            47         Benign and Normal                                 98%
--------------------------------------------------------------------------------------------------------------
GYN                         22         Malignant                        95%                            1992
--------------------------------------------------------------------------------------------------------------
                            10         Non-Malignant                                     100%
--------------------------------------------------------------------------------------------------------------
GYN                         65         Cancer                           97%                            1994
--------------------------------------------------------------------------------------------------------------
                            24         Normal                                           87.5%
--------------------------------------------------------------------------------------------------------------
Colon                       35         Cancer                           94%                            1995
--------------------------------------------------------------------------------------------------------------
                            39         Normal                                            92%
--------------------------------------------------------------------------------------------------------------
Breast                      99         Cancer                           90%                            1995
--------------------------------------------------------------------------------------------------------------
                            67         Normal                                            90%
--------------------------------------------------------------------------------------------------------------
Breast                      97         Cancer                           95%                            1996
--------------------------------------------------------------------------------------------------------------
                           127         Normal                                            93%
--------------------------------------------------------------------------------------------------------------
Esophagus                   31         Cancer                           93%                            1998
--------------------------------------------------------------------------------------------------------------
                            33         Normal                                            93%
--------------------------------------------------------------------------------------------------------------
Breast                     103         Cancer                           90%                            1998
--------------------------------------------------------------------------------------------------------------
                            63         Normal                                            90%
--------------------------------------------------------------------------------------------------------------
Colon                       11         Cancer                           95%                            1999
--------------------------------------------------------------------------------------------------------------
                            11         Normal                                            95%
--------------------------------------------------------------------------------------------------------------

                                  The Products

We are developing three commercially viable products in the areas of cervical, full spectrum GI and oral that employ our technology for cancer screening and diagnosis and are based upon the Company's Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamplight to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiber optic probe is attached to each of our devices to transmit the optical excitation signal and to retrieve the native fluorescence response. We believe that the CD instruments have a great deal of versatility and a broad range of potential alternative applications depending on the preferred configuration of the fiber optic probe. For example, the fiber optic probe can be configured as a Convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscopes for assessment of the upper or lower GI tract, through a cystoscope for study of the urinary tract, a colposcope for gynecological evaluation or a laparoscope's for evaluation of internal organs, and even through a core biopsy needle to optically assess breast tumors or other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate. The CD Scan product prototype is oriented to medical research. It is designed to provide optical scanning capability over a broad spectrum of optical wavelengths for evaluation of tissue. We use the CD Scan whenever possible to help define the critical scanning and emission wavelengths for our two other prototypes products.

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

The Company entered into a support contract with the Ultra-fast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City University of New York". Term: July 1, 2002 to June 30, 2003. The agreement provides continual technical and research assistance to Registrant in support of existing and anticipated clinical trials in the United States and India. See Registrants 8-K filed June 1, 2002. and expired June 30, 2003

Clinical Development

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

We also believe that a market for our CD products will exist in the European Union and possibly Asia. We contemplate making a concerted effort to identify one or more possible licensees to help develop our products or variations thereof for the key markets of the European Union during 2004-5. We will also make a preliminary investigation of the potential for our products in Asia and if the findings are positive, will develop a strategy for exploiting our technology in that region as well.

Manufacturing

Our prototype products have been assembled to date by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. We contemplate continuing with this approach until the quantity of devices projected to be required makes it appropriate and necessary to find a contract manufacturer. Although additional design improvements will likely be required to refine the current prototype products for commercial use, we still believe that the key components will be available from one or more suppliers. We executed a lease agreement, dated January 19, 1997 with City College providing space as an "incubator" in which prototypes of the products have been designed and assembled by MPL staff working in concert with personnel from an engineering design firm engaged by the Company. The lease has terminated by its terms and our prototypes are completed.

We are negotiating a New York City lease agreement with City College providing space for our Mediphotonics Development LLC as a New York Co. "incubator" located at 101 East 31st Street New York City NY

We plan to outsource the manufacture and assembly of our medical device products to contract manufacturers when it is no longer feasible for the MPL to perform that service. Our contract manufacturer(s) will be selected from a list of highly qualified New York companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices (GMP) in accordance with FDA guidelines. Additionally, an opportunity for a business arrangement with a major marketing co-developer could involve manufacture as well.

Competition

The development of minimally diagnostics for cancer detection is driven by a critical need for more cost effective screening procedures with increased sensitivity and specificity. In-vivo tissue auto fluorescence spectral analysis, as pioneered by Mediscience Technology is a paradigm shift emerging diagnostic technology with clear potential to favorably impact health care clinical outcomes as well as economics. In spite of what we believe is a seminal and dominant Mediscience intellectual property position (in the United States), there is intense competitive activity in this area, with at least seven companies to date conducting active research and development programs.

Competition in cancer detection is significant. Current screening systems are dominated by the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection, include Digene Corporation's Human Papilloma Virus testing and Cytyc Corporation's Thin-Prep. In addition, there are other companies and institutions attempting to develop products using forms of biophotonic technologies in cervical cancer detection and they include Spectrx Inc, MD Anderson, University of Michigan to name a few. Mediscience is and will continue to develop devices that are more accurate, easier to use and/or less costly to administer too create and maintain competitive advantage.

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

Government Regulation (FDA) Matters

On December 11, 2003 the FDA, after its financial audit review and approval, qualified the Company under MDUFMA allowing both reduced or waived FDA fees for its 2004 medical device 510K market approval submissions." and Company participation in expedited FDA review through FDA clinical inspections conducted independently by third party FDA approved "accredited" persons, directly employed by Mediscience.

      April 1, 2004 Robert G. Pinco Esquire joined the company's advisory council. Mr. Pinco is co-chairman of the BioMedical/FDA Practice and head of the firm's biotechnology group practice of Buchanan Ingersoll, a leading international law firm with specialization in the biotechnology sector. As a member of Mediscience's advisory council Mr. Pinco will counsel its management team on matters pertaining to government regulatory approval for many of Mediscience's new products and applications. Mr. Pinco has more than 25 years of experience in the pharmaceutical sector. Mr. Pinco's professionalism and expertise in effectively navigating new products through the FDA and Buchanan Ingersoll's vast resources in the biotechnology sector are invaluable to Mediscience as registrant prepare to introduce new medical screening and diagnostic devices to the US marketplace. (See subsequent events Item 13)

      The FDA classifies medical devices into one of three classes, Class I, II, or III. This classification is based on the controls deemed necessary by the FDA to reasonably insure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can be reasonably ensured through the use of general controls, such as labeling, adherence to GMP requirements and the "510-(k)" process of marketing pre-notification. Class II devices are those whose safety and effectiveness can reasonably be ensured through implementation of general and special controls, such as performance standards, post market surveillance, patient registries, and FDA guidelines. Class III devices are those devices that must receive pre-market approval ("PMA") to insure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed Class I or II device or to a Class III device first marketed prior to May 28, 1976 for which a PMA has not yet been requested by the FDA.

We believe that the projected clinical indications for our native tissue fluorescence spectroscopy devices (CD Scan, CD Ratiometer and CD Map) will cause them to be classified as Class I or II medical devices because they display substantial equivalency to a legally marketed as Class I or II device or a pre-1976 Class III device. If we fail to meet Class I or II and do not qualify for the 510-(k) process (market pre-notification) of regulatory compliance we will be obliged to submit a full PMA to the FDA for its careful review and, hopeful, approval.

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

Although we believe that our cancer diagnostic products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure governmental approvals or licenses, which could delay or possibly preclude us from marketing our CD products. The company is in the process of:

      Preparing and submitting pre-IDE Document

1. a. Draft protocol outline b. Manufacturing information c. Review previous human experience d. Review preclinical testing e. Clinical and .non-clinical development protocol; f. arrangement of pre-IDE meeting; g. preparing study protocol; h. preparing and submitting the IDE

2. Introductory statement and general investigational plan; .investigation brochure; protocol; Manufacturing and control; non-clinical testing information; previous human experience; certifications design of the case report form; design of the informed consent form; identification of potential study sites; Preparing a 510(k) for submission to the FDA

      NOTE: To the extent that we intend to market our CD products in foreign markets, we will be subject to foreign governmental regulations, as well as USA, with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Patents and Proprietary Rights

On April 14, 2003 registrant secured the exclusive world-wide license for US patent application Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen. The patent was also filed by registrant under the Patent Cooperation Treaty ("PCT") (1970) for EU approval on January 23, 2004. Inventor and founder Dr. Robert Alfano states that "the patent, when issued, would extend the Company's core technology in Optical Biopsy for an additional 17+ years, thus expanding, maintaining and continuing our IP leadership in the Optical Biopsy field".(see Patent list infra.)

The Patent Cooperation Treaty makes it possible for registrant to seek patent protection for its patent invention simultaneously in each of a large number of countries by filing an "international" patent application. Such an application may be filed by anyone who is a national or resident of a Contracting State e.g. USA.

The application is then subjected to an "international search." . The said search results in an "international search report," that is, a listing of the citations of such published documents that might affect the patentability of the invention claimed in the international application. The ISA also prepares a written opinion on patentability. The report and the written opinion are communicated by the ISA to the applicant who may decide to withdraw the application, if the said report or opinion makes the granting of a patent unlikely. If the international application is not withdrawn, it is, together with the international search report, published by the International Bureau. The written opinion is not published. The procedure under the PCT has great advantages for Registrant,

(I) Registrant has up to 18 months more than he has in a procedure outside the PCT to reflect on the desirability of seeking protection in foreign countries, to appoint local patent agents in each foreign country, to prepare the necessary translations and to pay the national fees; he is assured that, if his international application is in the form prescribed by the PCT, it cannot be rejected on formal grounds by any designated Office during the national phase of the processing of the application; on the basis of the international search report or the written opinion, he can evaluate with reasonable probability the chances of his invention being patented; and Registrant has the possibility during the international preliminary examination to amend the international application to put it in order before processing by the designated Offices;

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

Third Party Reimbursement

If the Company is successful in completing the development of its screening and diagnostic technology, and this technology is subsequently incorporated into medical devices that are used by health care providers for screening and diagnostic testing for which the providers may seek reimbursement from third-party payers, primarily in the United States through Federal, State, Medicare, Medicaid and private health insurance plans, and in other countries, typically national government sponsored health and welfare plans, such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the United States and in other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on our business potential.

Other Technologies and other applications

In addition to our developments in native tissue fluorescence spectroscopy we have also invented certain other potentially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can be traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. In 1997 the Company and General Electric Company ("GE") acting on behalf of its Corporate Research and Development component signed a five-year non-exclusive Collaborative Research Agreement to explore potential uses of our optical imaging technology. To this date, no material activity has occurred under this contract. which expired by its terms year 2002.

Significant Patents covered by the May 31, 2002 contract with the Research Foundation City University of New York (RFCUNY), see 8-K filed June 1, 2002, superceding all prior agreements with (RFCUNY). RFCUNY/Mediscience May 31, 2002 contract Attachment "A" MTC Licensed/Funded Patents: (See subsequent events Item 13 May 7, 2004 Project agreement re: other patent issues para: (a))

                                  ATTACHMENT A

                      Medical Diagnostic Optical technology

US Patent Pending "Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen", also filed INTERNATIONAL PCT APPLICATION

#5,042,494, August 27, 1991, Method and Apparatus for Detecting Cancerous Tissue using Luminescence Excitation Spectra, R. R. Alfano.

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

                      Optical Imaging for Medical Purposes

US Patent Pending "Three-dimensional Radiative Transfer Tomography for Turbid Media."

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

# 6,208,886 B1, March 27, 2001, Non-linear optical tomography of turbid media, Robert R. Alfano, Yici Guo, Feng Liu, Ping Pei Ho.

# 6,215,587, April 10, 2001, Microscope imaging inside highly scattering media, Robert R. Alfano, Gordon Anderson, Feng Liu.

The Company and CUNY Research Foundation have been diligent in the payment of maintenance obligations to the US Patent Office during the life of each of the Company's significant patents

Employees

As of February 29, 2004, the Company had three full-time employees in its New York Subsidiary Mediphotonics LLC 101 31st Street New York City: Michael Engelhart President COO, Peter Katevatis Chairman CEO, Dr. Stan Weiner MD and one retained consultant, Dr. Robert R. Alfano. Neither the employees nor the retained consultant is governed by any collective bargaining agreement; the relations between the Company and its employees and retained consultant are believed to be satisfactory at the present time. (See ITEM 13 subsequent events) see 8-K dated March 13, 2003 -as of April 26, 2003 Michael Engelhart was appointed President COO of Registrant.

As of February 28, 2003, the Company had two full-time employees: Sidney Braginsky President COO, Peter Katevatis Chairman CEO and one retained consultant, Dr. Robert R. Alfano.

On March 13, 2003, By unanimous Board of Directors approval Registrant appointed Michael W. Engelhart as President and Chief Operating Officer effective April 26,2003 ( his employment contract is part of and an attachment to Registrants SEC 10-K 2003 page 44 "Employment contract and warrants Exhibits "A","B","C" herein incorporated by reference.

On March 13, 2003 effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Braginsky continues as an active Board member available to provide compensated consulting services to the Board and President COO Michael Engelhart as needed.

ITEM 2. DESCRIPTION OF PROPERTIES

The New York corporate research and development office of Mediphotonics Development LLC Registrants wholly owned New York State subsidiary LLC to be located at 101 31st Street New York City subject to a lease agreement presently negotiated with CUNY.

The Registrants corporate headquarters are located at 1235 Folkestone Way, Cherry Hill, New Jersey, which is owned by Peter Katevatis, Chairman/CEO of the Company. Seventy-five percent of such office space is occupied in accordance with a written month to month lease arrangement dated July 25, 2002 with Mr. Katevatis pursuant to which the Company is required to pay its proportionate share of total occupancy costs, insurance, repairs, maintenance, utilities and taxes.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company which may materially affect its operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 29, 2004, the following matters were submitted to a vote of the Company's security holders. Pursuant to an SEC approved Definitive 14C filing. All items were approved at a Board of Directors and shareholders meeting by the majority of those entitled to vote (39,372,753) with a quorum present on February 17, 2004 and implemented as directed by appropriate Board of Director resolutions. The Definitive 14C document and appendix is incorporated by reference hereto in its entirety, See EDGAR filings; See Mediscience web MEDISCIENCETECH.com

              "NOTICE OF ACTION OF STOCKHOLDERS BY WRITTEN CONSENT"

Dear Stockholders:                                              January 20, 2004

A Mediscience Technology Corp. shareholders action based upon written authorization and consent and constituting a quorum of shareholders entitled to vote as of the close of business on January 16, 2004, the record date, will take place on February 17, 2004 at 2:00 p.m., at a Board of Directors and shareholders meeting at the offices of Cust, Dori & Benick CPA's 100 Main Street Flemington NJ 08822. Notice is hereby given that we expect written consents in lieu of a meeting from stockholders representing a majority of our outstanding shares of common stock approving the following agenda items. There are 39,372,753 shares of our common stock outstanding each share is entitled to one vote. During this meeting, we will discuss each item of business described in the attached Definitive Information Statement SEC schedule 14C. Prior to the mailing of the definitive Information Statement, certain of our officers and directors and their affiliates, will collectively hold a majority of our outstanding common stock, signed written consents approving the following agenda items. As a result, the agenda items will be approved and neither a meeting of our stockholders nor additional written consents will be necessary.

SEC 14C ALL 5 AGENDA PROPOSALS were approved by a majority of shareholders upon written authorization and consent and a quorum of 39,372,753 shareholders entitled to vote as of the close of business on January 16, 2004, (record date), on February 17, 2004 at 2:00 p.m., at a Board of Directors and shareholders meeting held at the offices of Cust, Dori & Benick CPA's 100 Main Street Flemington NJ 08822. All 5 agenda items were duly adopted by written consent of a majority of shareholders holding 23,316,168) in accordance with the applicable provisions of Section 14A:5-6 Corporation, General, of the State of New Jersey Statutes.

1. A Proposal to increase Mediscience authorized common shares from the present forty million to two hundred million with the immediate amendment of the first sentence the October 30, 1991 Mediscience New Jersey Certificate of Incorporation Article III to reflect the new authorized common shares Amendment to increase Registrants authorized stock to 200,000,000 (two hundred million shares) from 40 million to be amended to read as follows:

"The aggregate number of shares which the Corporation shall have authority to issue is 200,000,000 shares of capital stock, par value $.01 per share, of which 50,000 shares are designated Preferred Stock par value $.01 per share,, and 199,950,000 shares are designated Common Stock."

The present certificate of incorporation (NJ) dated October 30, 1991 provides for authorized shares of forty (40,000,000) million common, Mediscience presently has 39,372,753, issued and outstanding Common this is obviously inadequate for present and future corporate purposes and obligations.

2. The Ratification of 2003 Consultants Stock Plan (option/warrant/award) (see A-1)

3. The Adoption of the 1999 Board Approved Incentive Stock Plan (see B-1)

4. Elect seven (7) directors: Directors to be elected for the forthcoming year and to serve until their successors shall be elected and shall qualify

5. Act upon a proposal to ratify the appointment of Parente Randolph LLP as the Company's independent public accountants for 2004;

Future corporate action e.g. private placements, issuance of additional shares for research and development in cancer technology, issuance of common shares pursuant to either the Consultant or Incentive option plans, initiation /completion of FDA clinical trials, repayment of debt and working capital will cause future dilution to the holdings of the current Company stockholders and may effect the market value at that time of the currently issued and outstanding shares of common stock

Management anticipates that the company's certificate of Incorporation will be so amended on or shortly after February 17, 2004

Each Item (1, 2, 34, 5) of business requires the affirmative vote of a majority of the authorized and issued shares. Under NJ corporation Law and the bylaws of the Company

Michael Engelhart President /COO                    Peter Katevatis Chairman/CEO

                            1999 INCENTIVE STOCK PLAN

Adopted and Board approved February 17, 2004: see Definitive 14C SEC NOTICE Appendix A-1 incorporated by reference hereto in its entirety, see Mediscience web site MEDISCIENCETECH.com

Presented to the Definitive 14C SEC NOTICE meeting and Majority of shareholders entitled to vote, quorum present, approved the proposal on February 17, 2004 to adopt the 1999 Incentive Stock Plan (the "Plan") previously approved by the board of directors and referenced in SEC EDGAR 10-K filings 1999 thru 2003. The Board of Directors believes stock options and other stock-based incentives play an important role in retaining the services of outstanding personnel and in encouraging such employees to have a greater financial investment in the Company (although the Plan does not necessarily require them to hold for investment the stock received under the Plan). The Board of Directors had approved the 1999 Incentive Stock Plan and directed that it be submitted to stockholders for approval.

The proposed Plan is set forth in detail Appendix Definitive 14C A -1. Primary aspects of the proposed Plan are as follows: The 1999 Plan actually consists of six different plans:

..     o a plan which contemplates the grant of incentive stock options;

..     o a plan which contemplates the grant of non-qualified stock options
      (which we refer to as "supplemental stock options");

..     o a plan which contemplates the grant of stock appreciation rights;

..     o a plan which contemplates the grant of performance shares;

..     o a plan which contemplates the grant of stock options and other awards to directors; and

..     o a plan which contemplates the grant of stock options and other awards to members of any advisory board.

Approved by Company stockholders, the Plan became effective ApriI 1, 2003 and will terminate on April 1, 2013, unless terminated earlier by the Board of Directors or extended by the Board with the approval of the stockholders. The Board may amend the Plan as it deems advisable but, if the Securities Exchange Act of 1934 requires the Company to obtain stockholder approval, then such approval will be sought. Unless approved by stockholders or as specifically otherwise required by the Plan (for example, in the case of a stock split), no adjustments or reduction of the exercise price of any outstanding incentive may be made in the event of a decline in stock price, either by reducing the exercise price of outstanding incentives or by canceling outstanding incentives in connection with regranting incentives at a lower price to the same individual. Options and/or option rights (see referenced SEC EDGAR 10-K-2003) Co-Founders Alfano-Katevatis grandfathered and established option conversion and assignment rights* below) not grandfathered are not assignable or transferable except for limited circumstances upon a grantee's death, or pursuant to rules that may be adopted by the Committee. The Committee may establish rules and procedures to permit a grantee to defer recognition of income or gain for incentives under the Plan.

* Peter Katevatis Pres/CEO and Dr. Alfano principal scientific advisor have agreed to forbear any and all collection action against Mediscience for accrued salary and related contractually entitled items including forgiveness of interest in exchange for the option of converting such accrued debts into MTC common stock on the basis of (0.25 cents), which is above the average High Bid price on June 9 through the 12th 1998, which was 0.15 cents. Said option to be unlimited in duration. Should MTC receive funding Katevatis and Alfano may elect to receive all or part of such accrued debt in cash/shares. This right shall be assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the corporate debt accrued and owing to Katevatis/ Alfano. This offer by Katevatis/ Alfano was unanimously accepted by the Board of Directors December 4,1998 and continues in effect.

                              2003 CONSULTANTS PLAN

Adopted and Board approved February 17, 2004: 2003 CONSULTANTS STOCK OPTION, STOCK WARRANT AND STOCK AWARD PLAN See Definitive 14C SEC NOTICE Appendix B-1 incorporated by reference hereto in its entirety, see Mediscience web site MEDISCIENCETECH.com

On December 24, 2003, our Board of Directors adopted, subject to shareholder approval, the Mediscience Technology Corp. 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan (the "2003 Consultants Plan"). The purpose of the 2003 Consultants Plan is to enable us to pay for certain consulting services provided to us by individuals with our equity securities when it is in our best interest to do so to preserve cash for other purposes, and to provide these persons with an additional incentive to contribute to our success. A copy of the 2003 Consultants Plan is set forth as Definitive 14C SEC NOTICE Annex B-1 to the information statement. Shareholders were urged to read the 2003 Consultants Plan in its entirety. The plan was Presented to the Definitive 14C SEC NOTICE meeting, quorum present, on February 17, 2004 and Majority of shareholders entitled to vote approved the proposal to adopt the 1999 Incentive Stock Plan (the "Plan")

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market under the symbol "MDSC." The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by the National Association of Securities Dealers, Inc. and Silicon Investors Historical data Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transaction

         Fiscal Period                            Common Stock
         -------------                            ------------

                                            High Bid        Low Bid

       2004

1st Quarter         05/31/03                  0.30            0.25

2nd Quarter         08/31/03                  0.31            0.16

3rd Quarter         11/30/03                  0.38            0.22

4th Quarter         02/29/04                  0.93            0.25

       2003

1st Quarter         05/31/02                  0.13            0.10

2nd Quarter         08/31/02                  0.08            0.08

3rd Quarter         11/30/02                  0.08            0.07

4th Quarter         02/28/03                  0.26            0.24

      2002

1st Quarter         05/31/01                  0.26            0.18

2nd Quarter         08/31/01                  0.15            0.15

3rd Quarter         11/30/01                  0.10            0.09

4th Quarter         02/28/02                  0.11            0.10

(a) Holders: as of February 29, 2004 The approximate number of holders of record of the Company's Common Stock 708 and Series A Preferred Stock 32

(b) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our assumptions underlying our critical accounting determinations; efforts to raise additional financing; and our commitment of resources. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect. The forward-looking statements may also be impacted by the additional risks faced by us as , described in this report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Use of Estimates

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, Patent licenses and their related costs including the maintenance of Patents licenses and all costs incurred in connection with acquiring patents, patent licenses and other proprietary rights related to our commercially developed products, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Risk Factors."Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss carry forwards. We have recorded a valuation allowance of $4.4 million as of February 29, 2004, due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

YEAR ENDING FEBRUARY 29, 2004 COMPARED TO YEAR ENDING FEBRUARY 28, 2003

The Company had no revenues during its fiscal year ending February 29, 2004 ("its 2004 fiscal year"). The Company's primary focus was its continued development of its light-based technology. General and administrative expenses increased approximately $312,000 or 55% during the 2004 fiscal year as compared to its 2003 fiscal year. This increase was comprised of the net increase and decrease in several key operating expense categories. Salaries and wages increased approximately $247,000 in the current fiscal year when compared to the prior fiscal year. This increase is represented by almost a full year's salary accrual for Michael Engelhart, the new Chief Operating Officer totaling

$102,500, along with the reversal of salary and fringe benefit accruals in the prior year totaling $74,500 for the former Chief Operating Officer, Sidney Braginsky, who resigned in the prior fiscal year and noncash compensation of $70,000 relating to stock options. Travel and entertainment increased approximately $48,000 in the current fiscal year when compared to the prior fiscal year. The increase was primarily the result of increased activity pursuing the establishment of Co-Promotional arrangements for the Marketing, Distribution and Commercial Exploitation of its Cancer Detection Technology along with the promotional activities of raising capital to support these objectives. Professional fees increased approximately $27,000 in the current fiscal year when compared to the prior fiscal year. The principal reason for the current increase relates to annual professional fee costs, to include compliance with Sarbanes - Oxley and increased accounting activities associated with financial and developmental activities. Other reasons for an increase in general and administrative expenses were the consulting costs of Michael Engelhart, the new C.O.O., approximating $10,000, increased transfer fees and printing costs approximating $8,000, along with an increase in occupancy costs of $6,000. A reason for a decrease in general and administrative expenses was a decline in secretarial and financial consulting costs approximating $35,000 during the current fiscal year when compared to the prior fiscal year. The Company's product development expense was approximately $26,300 for fiscal year 2004. This was a decrease of approximately $6,100 or 19% when compared to the prior fiscal year. During fiscal year 2004, approximately $11,700 in costs were associated with the Institute for Ultrafast Spectroscopy and Lasers Center for Ultrafast Photonics and Mediphotonics Laboratory of City College of New York. In addition, the Company incurred approximately $14,600 of patent filing fees associated with the Research Foundation of City College of New York during the current fiscal year.

In the 2003 fiscal year, the Company recognized as income $16,000 on the settlement of a $40,000 debt with the issuance of 160,000 shares of common stock at its fair market value of $24,000. In addition, during fiscal year 2003, the Company recognized as income $164,451 on the settlement of $283,484 debt with the issuance of 283,228 shares of common stock with a fair market value of $33,988 along with a payment of $85,045. No gains on the restructuring of payables were recorded in the 2004 fiscal year. In the 2003 fiscal year, the Company recognized an income tax benefit approximating $217,700 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay approximately $31,300 to an officer for prior loans to the Company with the balance approximating $186,400 to be used for general operations. No income tax benefit under this program was recorded in the 2004 fiscal year, since the Company completed the program in fiscal year 2003.

YEAR ENDING FEBRUARY 28, 2003 COMPARED TO YEAR ENDING FEBRUARY 28, 2002

The Company had no revenues during its fiscal years ending February 28, 2003 ("its 2003 fiscal year"). The Company's primary focus was the development of its light-based technology. General and administrative expenses increased approximately $1,300 or .2% during the 2003 fiscal year as compared to its 2002 fiscal year. This increase was comprised of the net increase and decrease in several key operating expense categories. Travel and entertainment increased approximately $42,500 in the current fiscal year when compared to the prior fiscal year. The increase was primarily the result of increased activity as a result of increased funds. Another reason for an increase in general and administrative expenses was the availability of funds to pay for increased general expenses such as insurance, office expenses, repairs and maintenance and transfer fees all totaling $23,000. Professional fees decreased approximately $22,300 in the current fiscal year when compared to the prior fiscal year. The principal reason for the current decrease was a decrease of annual professional fee costs. Another reason for a decrease in general and administrative expenses was a decline in secretarial and financial consulting costs approximating $48,000 during the current fiscal year when compared to the prior fiscal year. The Company's product development expense was approximately $32,400 for fiscal year 2003. In the prior fiscal year product development costs were zero. During fiscal year 2003 approximately $23,000 in costs were associated with the Institute for Ultra-fast Spectroscopy and Lasers Center for Ultra-fast Photonics and Medi-photonics of City College of New York. In addition, the Company incurred approximately $9,000 of other costs associated with the Research Foundation of City College of New York during the current fiscal year. In the 2003 fiscal year the Company recognized an income tax benefit approximating $217,700 under the State of New Jersey Technology Business Tax Certificate Program. The program allows emerging technology and biotechnology companies to sell their unused state net operating losses to corporate taxpayers in New Jersey. The proceeds have been used to pay approximately $31,300 to an officer for prior loans to the Company with the balance approximating $186,400 to be used for general operations. In the 2003 fiscal year the Company recognized as income a $16,000 gain on the settlement of a $40,000 debt with the issuance of 160,000 shares of common stock of the Company at its fair market value of $24,000. In addition, during fiscal year 2003, the Company recognized as income a $164,451 gain on the settlement of a $283,484 debt with the issuance of 283,228 shares of common stock of the Company with a fair market value of $70,807 along with a payment of $85,045. No gains on the re-structuring of payables were recorded in the 2002 fiscal year. The Company also issued a five-year option to purchase 600,000 shares of Common Stock at a $1.00 per share.

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

Liquidity and Capital Resources 2004

The Company has a deficiency in working capital as of February 29, 2004 of approximately ($1,924,000) representing a decrease in the deficiency approximating ($582,200) during the 2004 fiscal year. The deficiency is primarily comprised of accruals for professional fees, consulting and general obligations , and salaries and wages. Cash flows from financing activities was $1,571,000 for the year ended February 29, 2004, which primarily related to proceeds from a $1.5 million private placement of convertible preferred stock. The proceeds will be used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital. The Company's ability to maintain its operations is largely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding. Management of the Company anticipates that substantial resources will be committed to a continuation of its research and development efforts and to finance government regulatory applications. While management believes that the Company will obtain sufficient funds to satisfy its liquidity and capital resources needs for the short term, no assurances can be given that additional funding, or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis. In the absence of the availability of financing on a timely basis, the Company may be forced to materially curtail or cease its operations. The Company's operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for its products; (iv) the amount of resources which the Company devotes to clinical evaluation and the establishment of marketing and sales capabilities; and (v) the Company's success in entering into, and cash flows derived from, co-promotion arrangements. Liquidity and Capital Resources:
2003

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

The Company received benefits under the State of New Jersey Technology Business Tax Certificate Program. The program allowed Registrant as a qualified emerging technology and biotechnology businesses to sell its unused Net Operating Loss
(NOL) carryover to any New Jersey corporate taxpayer for no less than 75% of the audited and allowable tax benefit through the sale of its New Jersey Net Operating Loss carryover. Registrant entered into a three-year agreement on favorable terms (83.3%) with purchaser NJ Public Service Electric and Gas Co. On September 27, 2001 Peter Katevatis Esq. successfully re-negotiated this percentage increasing it from 83.3% to 87.0%. On June 28, 2000, Registrant was approved and receiving $237,556 in net proceeds. On November 16, 2001 our (2nd) application for State fiscal year 2002 Registrant was approved and received $241,867 in proceeds on January 3, 2002. The Company filed for tax benefits in the fiscal year 2003 pursuant to its agreement with PS&G of NJ and received $217,712 on December 20, 2002 on the same terms and conditions of 87.0%. This completed the three-year contract relationship with Public Service Electric and Gas Co. of NJ. and effectively used all of the Company's then available NOL. The registrants existing relationship with Public Service Electric and Gas Co. of NJ. will preserves future participation in the program as registrant develops future NJ NOL On January 23, 2001 registrant paid the Research Foundation of CUNY $175,000 thus satisfying all its immediate financial obligations and curing all present patent issues with RF/CUNY. See 8-K filing dated May 10, 2001. City University had agreed to accept receipts from the Company's tax sale to repay the outstanding obligation over a three-year period. This agreed payment structure to RF/CUNY has been fully paid.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through private placements. We are seeking a collaborative partner for our technology and are seeking targeted funding for our cervical cancer program. Any failure to find collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

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

In order for us to market our products in the United States, we must obtain clearance or approval from the Food and Drug Administration, or FDA. We cannot be sure: that we or any collaborative partners will make timely filings with the FDA; that the FDA will act favorably or quickly on these submissions; that we will not be required to submit additional information or perform additional clinical studies; that we would not be required to submit an application for premarket approval, rather than a 510(k) pre-market notification submission as described below; or that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval. The pre-market approval process is more rigorous and lengthier than the 510(k) clearance process for pre-market notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information clinical study data.

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

Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive monitoring, or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially render our products obsolete.

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 30.5% of our outstanding common stock as of February 29, 2004 These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

ITEM 7 FINANCIALS, NOTES, SUPPLEMENTAL DATA AND AUDIT LETTER

                          MEDISCIENCE TECHNOLOGY CORP.
                                AND SUBSIDIARIES

                                   ----------

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                      FEBRUARY 29, 2004, FEBRUARY 28, 2003
                              AND FEBRUARY 28, 2002
                                        &
                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS

                                                                       PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................  2

CONSOLIDATED FINANCIAL STATEMENTS:

     BALANCE SHEET.....................................................  4

     STATEMENT OF OPERATIONS...........................................  5

     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT.....................  6

     STATEMENT OF CASH FLOWS...........................................  7

     NOTES TO FINANCIAL STATEMENTS.....................................  8

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mediscience Technology Corp.
Cherry Hill, New Jersey:

We have audited the accompanying consolidated balance sheet of Mediscience Technology Corp. and subsidiaries (the "Company") as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has no revenues, incurred significant losses from operations, has negative working capital and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Parente Randolph, LLC

Philadelphia, Pennsylvania
May 4, 2004

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                                          2004               2003
                                                                                      ------------       ------------
                                     ASSETS

CURRENT ASSETS:
       Cash                                                                           $  1,406,371       $    119,681
       Prepaid expenses                                                                      3,388             14,853
                                                                                      ------------       ------------

                 Total current assets                                                    1,409,759            134,534

EQUIPMENT, net of accumulated depreciation
       of $204,361 in 2004 and $204,106 in 2003                                                892              1,147

OTHER ASSETS                                                                                 1,800              1,800
                                                                                      ------------       ------------

                                           TOTAL                                      $  1,412,451       $    137,481
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Current portion of officer and other loans                                     $    181,587       $     47,404
       Accounts payable                                                                     19,505             43,873
       Accrued liabilities                                                               3,132,686          2,549,413
                                                                                      ------------       ------------

                 Total current liabilities                                               3,333,778          2,640,690

OFFICER AND OTHER LOANS, net of current portion                                                 --            120,045
                                                                                      ------------       ------------

                           Total liabilities                                             3,333,778          2,760,735
                                                                                      ------------       ------------

STOCKHOLDERS' DEFICIT:
       Convertible preferred stock, $.01 par value, 50,000 shares authorized, 60 and 0 shares issued and outstanding
            in 2004 and 2003, respectively                                                       1                 --
       Common stock, $.01 par value, 199,950,000
            shares authorized, 39,372,753 and 37,582,139
            shares issued and outstanding in 2004 and 2003,
            respectively                                                                   393,727            375,821
       Additional paid-in capital                                                       20,076,019         18,467,426
       Accumulated deficit                                                             (22,391,074)       (21,466,501)
                                                                                      ------------       ------------

                           Total stockholders' deficit                                  (1,921,327)        (2,623,254)
                                                                                      ------------       ------------

                                           TOTAL                                      $  1,412,451       $    137,481
                                                                                      ============       ============

                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
           FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

                                                             2004               2003               2002
                                                         ------------       ------------       ------------
NET SALES                                                $         --       $         --       $         --

COST OF SALES                                                      --                 --                 --
                                                         ------------       ------------       ------------

GROSS PROFIT                                                       --                 --                 --
                                                         ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE
  EXPENSE                                                     882,432            570,598            569,270

RESEARCH & DEVELOPMENT EXPENSE                                 26,265             32,383                 --
                                                         ------------       ------------       ------------

                       Total expense                          908,697            602,981            569,270
                                                         ------------       ------------       ------------

OTHER (INCOME) EXPENSE:
  Interest expense, net of interest income of
     $1,004 in 2004, $694 in 2003 and
     $453 in 2002                                              15,876             12,220              2,021
  Gain on restructuring of payables                                --           (180,451)                --
                                                         ------------       ------------       ------------

                       Total other (income) expense            15,876           (168,231)             2,021
                                                         ------------       ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                               (924,573)          (434,750)          (571,291)

INCOME TAX BENEFIT                                                 --            217,712            241,867
                                                         ------------       ------------       ------------

NET LOSS                                                 $   (924,573)      $   (217,038)      $   (329,424)
                                                         ============       ============       ============

BASIC AND DILUTED LOSS
  PER COMMON SHARE                                       $      (0.02)      $      (0.01)      $      (0.01)
                                                         ============       ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                       38,660,309         37,242,965         36,690,543
                                                         ============       ============       ============

                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

                                                         PREFERRED STOCK        COMMON STOCK           ADDITIONAL
                                                        -----------------   ----------------------       PAID-IN       ACCUMULATED
                                                         SHARES   AMOUNT      SHARES       AMOUNT        CAPITAL         DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 2001                                2,074    $ 21     36,276,130    $ 362,761   $ 18,274,977    $ (20,920,039)

      Conversion of preferred stock                      (2,074)    (21)        20,740          208           (187)
      Issuance of stock - private placement                                    180,000        1,800         43,200
      Issuance of stock for services                                           400,000        4,000         72,000
      Issuance of stock for services                                            50,000          500         6,500
      Issuance of stock for services                                            50,000          500         4,000
      Net loss                                                                                                             (329,424)
                                                        -------     ---     ----------    ---------   ------------     ------------

BALANCE, FEBRUARY 28, 2002                                   --      --     36,976,870      369,769     18,400,490      (21,249,463)

      Issuance of stock for restructuring of payables                          283,228        2,832         31,156
      Issuance of stock for restructuring of payables                          160,000        1,600         22,400
      Issuance of stock for services                                           100,000        1,000         14,000
      Issuance of stock related to anti-dilution rights                         62,041          620           (620)
      Net loss                                                                                                             (217,038)
                                                        -------     ---     ----------    ---------   ------------     ------------

BALANCE, FEBRUARY 28, 2003                                   --      --     37,582,139      375,821     18,467,426      (21,466,501)

      Issuance of stock                                                        100,000        1,000         18,000
      Issuance of preferred stock - private placement        60       1                                  1,499,999
      Issuance of stock related to anti-dilution rights                      1,690,614       16,906        (16,906)
      Cash received for common stock to be
           issued                                                                                           37,500
      Noncash compensation                                                                                  70,000
      Net loss                                                                                                             (924,573)
                                                        -------     ---     ----------    ---------   ------------     ------------

BALANCE, FEBRUARY 29, 2004                                   60     $ 1     39,372,753    $ 393,727   $ 20,076,019     $(22,391,074)
                                                        =======     ===     ==========    =========   ============     ============

                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
           FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

                                                                     2004            2003            2002
                                                                 -----------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                   $  (924,573)      $(217,038)      $(329,424)
      Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities:
               Depreciation                                              255           1,417           3,511
               Common stock and warrants issued for legal
                    and other services                                    --          15,000          87,500
               Gain on restructuring of payables                          --        (180,451)             --
               Noncash compensation                                   70,000              --              --
               Changes in assets and liabilities:
                    Prepaid expenses                                  11,465         (14,853)             --
                    Other assets                                          --          (1,800)             --
                    Accounts payable                                 (24,368)         30,500          (1,570)
                    Accrued liabilities                              583,273         283,892         376,932
                                                                 -----------       ---------       ---------

                             Net cash (used in) provided by
                                 operating activities               (283,948)        (83,333)        136,949
                                                                 -----------       ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES,
      Purchases of equipment                                              --          (1,275)             --
                                                                 -----------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock - warrants                             56,500              --              --
      Issuance of preferred stock - private placement              1,500,000              --              --
      Issuance of common stock - private placement                        --              --          45,000
      Proceeds from officer and other loans                           14,138         120,045              --
      Repayments of officer and other loans                               --         (31,307)        (73,518)
                                                                 -----------       ---------       ---------

                             Net cash provided by (used in)
                                 financing activities              1,570,638          88,738         (28,518)
                                                                 -----------       ---------       ---------

NET INCREASE IN CASH                                               1,286,690           4,130         108,431

CASH, BEGINNING                                                      119,681         115,551           7,120
                                                                 -----------       ---------       ---------

CASH, ENDING                                                     $ 1,406,371       $ 119,681       $ 115,551
                                                                 ===========       =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
      FINANCING ACTIVITIES:
           Common stock issued for legal and other services      $        --       $  15,000       $  87,500
                                                                 ===========       =========       =========

           Common stock issued for restructuring
               of payables                                       $        --       $  57,988       $      --
                                                                 ===========       =========       =========

           Common stock issued - anti-dilutive rights            $    16,906       $     620       $      --
                                                                 ===========       =========       =========

           Noncash compensation - stock options                  $    70,000       $      --       $      --
                                                                 ===========       =========       =========

                 See Notes to Consolidated Financial Statements

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      NATURE OF OPERATIONS

      The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned inactive subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser"), Photonics For Women's Oncology, LLC ("Photonics") and Mediphotonics Development, LLC ("Mediphotonics") (collectively the "Company").

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

EQUIPMENT

      Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $255, $1,417 and $3,511 in 2004, 2003 and 2002, respectively.

INCOME TAXES

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, utilizing the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

RESEARCH AND DEVELOPMENT

      Research and development costs are charged to operations when incurred. The amounts charged to expense were $26,265, $32,383 and $0 in 2004, 2003 and 2002, respectively.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION

      At February 29, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company reports stock-based compensation through the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation in Transition and Disclosure.

      The following table illustrates the effect on net loss and loss per common share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during 2004 and 2003 was $0.05 and $0.06, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002: dividend yield of 0.0%; volatility ranging between 1.0603 and 1.5625; risk-free interest rate of 3.0%; and expected lives ranging between 3 and 5 years.

                                                              2004             2003             2002
                                                          -----------      -----------      -----------
            Net loss, as reported                         $  (924,573)     $  (217,038)     $  (329,424)

            Deduct: Total stock-based employee
                compensation expense determined
                under fair value based method for all
                awards, net of related tax effects            (87,494)         (38,859)        (105,846)
                                                          -----------      -----------      -----------

            Pro forma net loss                            $(1,012,067)     $  (255,897)     $  (435,270)
                                                          ===========      ===========      ===========

            Basic and diluted loss per share:
                As reported                               $     (0.02)     $     (0.01)     $     (0.01)
                                                          ===========      ===========      ===========

                Pro forma                                 $     (0.03)     $     (0.01)     $     (0.01)
                                                          ===========      ===========      ===========

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    RELATED PARTY TRANSACTIONS

      Legal services rendered by Mr. Peter Katevatis, Chief Executive Officer and Chairman, (Note 8) amounted to $50,000 for each of the three years in the period ended February 29, 2004. These amounts are recorded in general and administrative expense.

      As part of Mr. Katevatis's employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis's home. Expenses recognized were $19,637, $9,097 and $9,371 in 2004, 2003 and 2002, respectively, and are recorded in general and administrative expense.

      During 2004, the Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Michael Engelhart, President and Chief Operating Officer, is the President and Chief Executive Officer of THM. During 2004, the Company incurred $9,000 for services of THM. On April 9, 2004, THM terminated its agreement with the Company.

      See Note 8 for details regarding the Company's consulting agreement with one of its principal stockholders and Notes 3 and 4 for related party loans and accrued liabilities.

3.    OFFICER AND OTHER LOANS

      In fiscal 2000, the Company entered into two interest-bearing convertible notes. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $30,000 at February 29, 2004 and February 28, 2003. Accrued interest at February 29, 2004 and February 28, 2003 was $10,626 and $8,151, respectively. On March 8, 2004, the notes plus accrued interest were converted into common stock of the Company (Note 10).

      At times, Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At February 29, 2004 and February 28, 2003, officer loans payable to Mr. Katevatis were $31,542 and $17,404, respectively.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2004. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at February 29, 2004 and February 28, 2003 was $24,844 and $10,439, respectively. On March 8, 2004, the note plus accrued interest was converted into common stock of the Company (Note 10).

4.    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                    2004            2003
                                                ----------      ----------

            Legal and professional fees         $  365,354      $  275,000
            Consulting and university fees       1,164,915       1,002,915
            Salaries and wages                   1,508,833       1,206,333
            Other                                   93,584          65,165
                                                ----------      ----------

                           Total                $3,132,686      $2,549,413
                                                ==========      ==========

      Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $287,500 and $237,500 as of February 29, 2004 and February 28, 2003, respectively (Note 2).

      Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and chairman of the Company's Scientific Advisory Board (Note 8), with respect to his consulting agreement of $1,121,318 and $959,318 as of February 29, 2004 and February 28, 2003,
      respectively.

      Accrued salaries and wages include amounts to Mr. Katevatis of $1,406,333 and $1,206,333 as of February 29, 2004 and February 28, 2003, respectively, and $102,500 to Mr. Engelhart as of February 29, 2004 (Note
      8).

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    INCOME TAXES

      Income tax benefit consists of the following:

                           2004          2003          2002
                         --------      --------      --------

            Current      $     --      $217,712      $241,867
                         ========      ========      ========

      In 2001, the Company became eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused state net operating losses (NOL) to any corporate taxpayer in the State of New Jersey for at least 75% of the tax benefits. The Company is eligible to sell a maximum of $713,987 and the amount sold and realized during the years ended February 28, 2003 and 2002 was $217,712 and $241,867, respectively. Proceeds from the sale of net operating losses are reported as income tax benefit in the consolidated statement of operations.

      The components of the net deferred income tax asset and liability as of February 29, 2004 and February 28, 2003 are as follows:

                                                        2004              2003
                                                     -----------       -----------
            Deferred income tax asset:
                Net operating loss carryforward      $ 4,372,289       $ 4,140,665
                Valuation allowance                   (4,372,289)       (4,140,665)
                                                     -----------       -----------

            Deferred income tax liability                     --                --
                                                     -----------       -----------

                                                     $        --       $        --
                                                     ===========       ===========

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of February 29, 2004 and February 28, 2003, the Company had valuation allowances of $4,372,289 and $4,140,665, respectively, which relates to federal and state net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. As of February 29, 2004 and February 28, 2003, the Company has net operating loss carryforwards of approximately $12,607,000 and $12,051,000, respectively, for federal purposes and $1,446,000 and $729,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

      The net operating losses are scheduled to expire in the following years:

                                      FEDERAL          STATE           TOTAL
                                      -------          -----           -----

           2005                    $   303,000                     $   303,000
           2006                        369,000                         369,000
           2007                        307,000                         307,000
           2008                        370,000                         370,000
           2009                        854,000                         854,000
           2010                        615,000     $  129,000          744,000
           2011                      1,136,000        315,000        1,451,000
           2012                      1,556,000        216,000        1,772,000
           2013                      2,636,000        786,000        3,422,000
           2014                      1,128,000                       1,128,000
           2019 (*)                    808,000                         808,000
           2020 (*)                    943,000                         943,000
           2021 (*)                    298,000                         298,000
           2022 (*)                    316,000                         316,000
           2023 (*)                    182,000                         182,000
           2024 (*)                    786,000                         786,000
                                   -----------     ----------      -----------

                   Total           $12,607,000     $1,446,000      $14,053,000
                                   ===========     ==========      ===========

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    RESTRUCTURING OF PAYABLES

      In June 2002, in connection with the Company's agreement with the Research Foundation of the City University of New York ("RFCUNY"), the Company issued 283,228 shares of common stock at its fair value of $.12 per share at the date of transfer to RFCUNY to settle a $70,807 payable, resulting in a gain on restructuring of payables of $36,820.

      In accordance with this agreement, the Company also granted warrants to RFCUNY to purchase 600,000 shares of the Company's common stock at a price of $1.00 per share (Note 8) to settle a $127,631 payable, which resulted in a gain on restructuring of payables of $127,631.

      In January 2003, the Company issued 160,000 shares of common stock at a value of $24,000 for accounting services provided to the Company to settle a $40,000 payable, which resulted in a gain on restructuring of payables of $16,000.

      These transactions resulted in a gain on restructuring of payables of $180,451 during the year ended February 28, 2003. The effect on basic and diluted earnings per share was $.005. There is no tax effect due to the net operating loss carryforward.

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    COMMITMENTS AND CONTINGENCIES

      DR. ROBERT R. ALFANO

      The Company has a consulting agreement (the "Agreement") through March 2007 with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of the Agreement, Dr. Alfano is paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per annum in connection with the Company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company (Note 4).

      In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the three years ended February 29, 2004.

      OTHER ROYALTIES

      The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three years ended February 29, 2004.

      EMPLOYMENT AGREEMENTS

      Mr. Peter Katevatis, the Chief Executive Officer, Chairman and a stockholder of the Company, has an employment agreement. The agreement states that Mr. Katevatis is to be paid $200,000 per year. The agreement also provides for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract expires March 5, 2007 (Note 4).

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

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On April 23, 2003, the Company entered into a three-year employment agreement with Mr. Michael Engelhart. Pursuant to the terms of the agreement, Mr. Engelhart became the President and Chief Operating Officer of the Company and is to be paid $120,000 per annum (Note 4).

9.    STOCKHOLDERS' DEFICIT

      AUTHORIZED CAPITAL

      On February 17, 2004, the Company's stockholders approved to increase the authorized common shares of the Company from 40,000,000 to 199,950,000 shares.

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

      PRIVATE PLACEMENTS

      Common Stock

      During 2002, the Company issued 180,000 shares of common stock at a price of $.25 per share for $45,000.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Preferred Stock

      On February 1, 2004, the Company completed a $1.5 million private placement of convertible preferred shares to accredited investors, issuing 60 shares of convertible preferred stock at $25,000 per share. The convertible preferred shares may be converted into 100,000 shares of common stock at the sole discretion of the Company subsequent to February 17, 2004. The securities were sold pursuant to an exemption under the Securities Act of 1933. The Company has agreed to file a registration statement within six months or sooner after February 17, 2004 covering the resale by the investors of the shares purchased. Such shares were converted into common stock of the Company in March 2004 (Note 10).

      COMMON STOCK ISSUED FOR SERVICES

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

      2003 CONSULTANTS STOCK PLAN

      The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan ("Consultants Plan"). The Consultants Plan was subsequently approved by the stockholders' on February 17, 2004. The aggregate number of shares that may be issued under the options shall not exceed 7 million. No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 29, 2004.

      1999 INCENTIVE STOCK OPTION PLAN

      The Board of Directors previously adopted, subject to stockholder approval, a 1999 Incentive Stock Option Plan (the "Plan") for officers and employees of the Company. The stockholders' subsequently approved the Plan on February 17, 2004. Accordingly, awards issued under the Plan prior to February 17, 2004 were deemed not to be granted until that date. The aggregate number of shares that may be issued under the options shall not exceed 3 million.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Mr. Engelhart was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 200,000 shares and at an option price of $1.00 per share for the remaining 1,800,000 shares. Mr. Engelhart's ability to exercise the 1,800,000 options is subject to a series of milestones described in his employment agreement. Noncash compensation expense related to the grant of 200,000 options amounted to $70,000 in 2004.

      Activity related to stock options during the three-year period ended February 29, 2004 is as follows:

                                                                   EXERCISE           WEIGHTED
                                                                    PRICE              AVERAGE
                                                  SHARES            RANGE          EXERCISE PRICE
                                                  ------            -----          --------------
        Outstanding, February 29, 2001                               $.32               $ .32
        Granted                                 2,000,000         $.25-$1.00            $ .94
        Forfeited                                (914,373)           $.32               $ .32
                                                ---------

        Outstanding, February 28, 2002                            $.25-$1.00            $ .94
        Granted                                        --
        Forfeited                              (2,000,000)        $.25-$1.00            $ .94
                                               ----------

        Outstanding, February 28, 2003                 --
        Granted                                 2,000,000         $.25-$1.00            $ .93
                                                ---------

        Outstanding, February 29, 2004                            $.25-$1.00            $ .94

      As of February 29, 2004, 200,000 options at an exercise price of $.25, are exercisable.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      STOCK WARRANTS

      Stock warrant activity during the three year period ended February 29, 2004, was as follows:

                                                    SHARES           EXERCISE
                                                   AVAILABLE        PRICE RANGE

         Outstanding February 29, 2001                              $.25-$1.20
         Granted                                   2,250,000        $.25-$1.00
         Forfeited                                (1,978,746)
                                                  ----------

         Outstanding, February 28, 2002                             $.25-$1.20
         Granted                                     800,000        $.25-$1.20
         Forfeited                                (2,000,000)
                                                  ----------

         Outstanding, February 28, 2003                             $.25-$1.20
         Granted                                          --
         Exercised                                  (100,000)
         Forfeited                                (3,297,916)
                                                  ----------

         Outstanding, February 29, 2004              800,000        $.25-$1.00
                                                  ==========

      In connection with private placement offerings during fiscal 1997, 1996 and 1995, the Company granted warrants to purchase 400,000, 1,025,000 and 256,250 shares of common stock, respectively. The warrants expired in April 2003.

      During fiscal 1999 the Company borrowed funds from Mr. Tami Adelstein and issued a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. Also during 1999, the Company issued Mr. Adelstein 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expired during fiscal 2004.

      Also, during 2000 warrants were issued to purchase 566,666 shares of the Company's common stock at an exercise price of $.25 to $.75 per share for cash and services. The Company also granted the City College of New York a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00, which expired during fiscal 2004.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During 2001 warrants were issued to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share for services provided to the Company. The warrants expire in March 2004. Also during 2001, the Company issued 150,000 shares of common stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share for $37,500. The warrants expired in April 2003.

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

      Also during 2002, the Company issued 50,000 shares of common stock at a value of $7,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share for secretarial services provided to the Company. The warrants expired in April 2003.

      In connection with the Company's agreement with RFCUNY (Note 6), the Company granted options to RFCUNY to purchase 600,000 shares of the Company's common stock at an option price of $1.00 per share.

      In 2003, the Company issued 400,000 shares of common stock at a value of $76,000 and issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.25 per share for financial advisory services. The warrants expire in 2006.

      During fiscal 2004, Peter J. Katevatis, son of the Chairman and Chief Executive Officer, exercised a warrant acquired through a prior company private placement on May 20, 2000 to purchase 100,000 shares of the company's common stock for $19,000. The original exercise price of these warrant shares was $.25 per share which was modified to $.19 per share on March 5, 2003. The market value of Mediscience shares on March 5, 2003 was $.13 per share. This warrant otherwise expired by its terms on April 6, 2003.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      ANTI-DILUTION RIGHTS

      The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the years ended February 29, 2004 and February 28, 2003, Mr. Katevatis exercised his right and requested the Company issue 1,619,057 and 44,312 common shares, respectively. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

      The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the years ended February 29, 2004 and February 28, 2003, Dr. Alfano exercised his right and requested the Company issue 71,557 and 17,729 common shares, respectively. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

10.   SUBSEQUENT EVENTS

      DEBT CONVERTED TO COMMON STOCK

      On March 8, 2004, the Company converted $185,515 of loans payable and accrued interest into 1,460,000 shares of the Company's common stock (Note
      3).

      STOCK ISSUED FOR CASH

      During March 2004, Laurence Elgart exercised a warrant to purchase 50,000 shares of the Company's common stock for $12,500. The exercise price of the warrant shares is $.25 per share.

      During March 2004, William Baker exercised a warrant to purchase 100,000 shares of the Company's common stock for $37,500. The exercise price of the warrant shares is $.25 per share.

      ANTI-DILUTION RIGHTS

      In March 2004, the Company issued 1,595,450 shares of common stock to Mr. Katevatis and 375,400 shares of common stock to Mr. Alfano at its par value of $.01 per share, in accordance with their anti-dilution rights agreements with the Company.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      PREFERRED STOCK CONVERTED TO COMMON SHARES

      In March 2004, 60 shares of convertible preferred stock were converted into 6,000,000 shares of the Company's common stock (Note 9).

      COMMON STOCK ISSUED FOR SERVICES

      During March 2004, the Company issued 1,400,000 shares of restricted common stock at a value of $840,000 for consulting services to be provided to the Company.

      During March 2004, the Company issued 200,000 shares of restricted common stock at a value of $120,000 for consulting services to be provided to the Company.

      During March 2004, the Company issued 325,000 shares of restricted common stock at a value of $195,000 for consulting services to be provided to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors: corporate governance guidelines (Sarbanes-Oxley compliance)

1. Directors should be of the highest ethical character and share the values of Mediscience Technology as reflected in the corporate Credo.

2. Directors should have reputations, both personal and professional, consistent with the image and reputation of Mediscience

3. Directors should be highly accomplished in their respective field, with superior credentials and recognition.

4. In selecting Directors, the Board should generally seek active and former officers/key employees of public companies and leaders of major complex organizations, including scientific, government, educational and other non-profit institutions.

5. At the same time, in recognition of the fact that the foundation of the Company is in medical science and technology, the Board should also seek some Directors who are recognized as leaders in the fields of medicine or the biological sciences,

6. Each Director should have relevant expertise and experience, and be able to offer advice and guidance to the chief executive officer, and chief operating officer based on that expertise and experience.

7. The majority of Directors on the Board should be "independent," not only as that term may be legally defined, but also without the appearance of any conflict in serving as a Director. In addition, Directors should be independent of any particular constituency and be able to represent all shareowners of the Company.

8. Each Director should have the ability to exercise sound business judgment.

9. Directors should be selected so that the Board of Directors is a diverse body, with diversity reflecting gender, ethnic background, country of citizenship and professional experience.

The directors, executive officers and significant employees of the Company are:

       Name              Age                           Position
       ----              ---                           --------

Sidney Braginsky         62                            Director

Peter Katevatis Esq.     70                     Chairman of the Board,
                                                Chief Executive Officer

John M. Kennedy          67                Director chief financial officer

William Armstrong        87                            Director

Michael Engelhart        42                            Director
                                           President chief operating officer

Michael N. Kouvatas      77                            Director

John P. Matheu           82                            Director

Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the pleasure of the Board of Directors. On February 17, 2004 at a shareholders' meeting per a SEC filed Definitive 14C Notice document and appendix incorporated by reference hereto in its entirety, (see EDGAR; See Mediscience web site MEDISCIENCETECH.com) all directors were elected by a majority of shareholders entitled to vote.

Sidney Braginsky, as of July 9, 2001 had assumed the role of President COO and Board of Director Member of Mediscience Technology under milestone structured equity compensation agreement. Effective April 26, 2003 Mr. Sidney Braginsky, and Registrant agreed to the termination of his July 9, 2001 agreement effective retroactively as of July 9, 2001. He continues as a Board member providing consulting services to the Board and President COO Michael Engelhart as needed.

Mr. Braginsky was with OLYMPUS OPTICAL LTD for 27 years most recently as President CEO of, the Olympus US subsidiary a multi-national corporation headquartered in Tokyo Japan and a world leader in microscopes and endoscopes. Mr. Braginsky is a present board member of, NOVEN Pharmaceuticals, REDOX Pharmaceuticals, ELECTRO-OPTICAL SYSTEMS, Inc., ESTEK CARDIOLOGY, Chairman of Double D Venture Funds LLC and Chairman of the Board of City College of New York's Robert Chambers Laboratory

PETER KATEVATIS ESQ. founder, Chairman Chief Executive Officer, he has served as Chairman of the Board of Directors and CEO since 1993 and continues in that capacity. April 26, 2003 Michael Engelhart by contract became President, and COO. Katevatis also served as President and Chief Executive Officer of the Company from November, 1983 until the appointment of Herbert L. Hugill as President CEO and served as director of the Company since 1981. From 1981 until his election as President and Chief Executive Officer, Mr. Katevatis was a Vice President of the Company. Mr. Katevatis was elected Treasurer of the Company in January, 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, PA and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund and served as a member of the State of New Jersey Investment Council from 1990 until December, 1992. He is a member of the American Arbitration Association and also serves as an arbitrator with the National Association of Security Dealers (NASDQ. He is a member of the National District Attorney's Association. Mr. Katevatis is a member of the New York Academy of Science

JOHN M. KENNEDY currently serves a Vice President and Secretary of the Company, as well as being a director of the Company since 1982 and audit committee chairman since 2000. Mr. Kennedy has served the Company as Vice President since 1983, as Treasurer from 1984 to January, 1996 and as secretary since 1986. Mr. Kennedy is Chairman of the Board, Secretary-Treasurer and General Manager, of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry located in Somerdale, New Jersey. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank. Mr. Kennedy is a member and the Chairman of the Mediscience Audit Committee

WILLIAM W. ARMSTRONG has served as a director of the Company since 1978 and audit committee member since 2000. He has been in retirement since 1982 following a 36 year career as a research scientist with Pfizer Inc, a world wide health care, personal care and specialty chemicals manufacturer headquartered in New York City. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer concerning programs involved with disperse systems and complex liquids his field of expertise. He has been awarded 14 patents concerned in general with therapeutic agent dosage delivery systems. Mr. Armstrong is a member of the Mediscience Audit Committee

MICHAEL ENGELHART effective April 26, 2003, Michael Engelhart has been appointed President and Chief Operating Officer based on a three year milestone contract with warrants expiring on April 28, 2006. Registrants 8-K dated January 22, 2003 is incorporated herein by reference, Registrants 8-K dated March 13, 2003 is incorporated by reference.

JOHN P. MATHEU has served as a director of the Company since July 1996, and audit committee member since 2000. Mr. Matheu is currently general partner and co-founder of MATCO & Associates, a firm specializing in providing management consulting services and

Identified market applications to decision makers in biopharmaceutical, medical devices and health care firms. Previously, he was employed by Pfizer Inc. during which time he held a wide range of management positions primarily in distribution, marketing and sales. , He established and directed Pfizer's generic drug division. Prior to that assignment he directed Pfizer Laboratories 800 person field sales force, its hospital marketing group and its training department. He left Pfizer in 1984

Background information: Established the complete marketing operations infrastructure for two startup companies, including pricing policy and procedures. Built, directed and managed P&L in biotechnology company; established, managed the development of a marketing strategy for a cancer diagnostic and therapeutic product; established national marketing, distribution system and specialized field force for pharmaceutical CO.; experience in resolving marketing regulatory issues; directed the out-licensing of two products to a marketing CO.; managed and directed 1200 person field force, hospital marketing dept. and training department.

Michael N. Kouvatas has served as a Director of the Company since 1971. For the past 10 years Mr. Kouvatas has been an attorney with offices in Haddonfield, New Jersey and additionally is a principal in various food operations in the Southern New Jersey area.

There are no family relationships among directors and, to the knowledge of the Registrant there have been no legal proceedings or judgments during the past five years which would be material to the evaluation of the ability and integrity of any director as reflected in their certified questionnaires to Registrant.

                             AUDIT COMMITTEE CHARTER

"The audit committee Chair John Kennedy, John Matheu and William Armstrong are responsible for reviewing and considering actions of the Company's Board of Directors in matters related to audit functions; selecting and terminating the Company's independent accountants and auditors, reviewing with the Company's independent accountants and auditors the scope and results of their audit, reviewing the internal audits and the effectiveness of procedures. The members of the audit committee who are directors are "independent" as required by the SEC Rules and are financially literate with accounting and financial experience appropriate for proper and competent oversight."

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

                                Board Committees

The Board of Directors has six structured standing committees: Audit Committee, Committee on Corporate Governance, Compensation and Benefits Committee, Executive Committee, Finance Committee, and Committee on Public Policy and Social Responsibility. Members of the individual committees are named below:

                                                                                                               Committee on
                              Committee on                                                                    Public Policy
                               Corporate        Compensation and                                               and Social
          Audit                Governance           Benefits            Executive             Finance         Responsibility
          -----                ----------           --------            ---------             -------         --------------
John Kennedy*                 John Kennedy*       John Kennedy*        John Kennedy        John Kennedy*      All directors

John Matheu                   John Matheu       William Armstrong    Michael Engelhart    Michael Kouvatas

WilliamArmstrong           William Armstrong    Sidney Braginsky     Peter Katevatis*    William Armstrong

----------
(*)   Chairperson

      The Audit Committee, comprised of independent directors, is governed by a Board approved charter that contains, the Committee's membership requirements and responsibilities. The Audit Committee oversees Company accounting, financial reporting process, internal controls and audits, consults with management, the internal auditors and the independent public accountants on, matters related to the annual audit, the published financial statements and the accounting principles applied. The Audit Committee appoints, evaluates and retains the Company's independent public accountants. It maintains direct responsibility for the compensation, termination and oversight of the Company's independent public accountants and evaluates the independent public accountants' qualifications, performance and independence. It approves all services provided to the Company by the independent public accountants and reviews all non-attest services to ensure they are permitted under current law. The Committee monitors compliance with the Foreign Corrupt Practices Act and Company's policies on ethical business practices and reports to the Board. It will establish policies and procedures for the pre-approval of services provided by the independent public accountants. The Audit Committee will establish procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company, including the Board and the Audit Committee, regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees regarding questionable accounting or auditing matters. The Audit Committee's Report is included infra. Its Charter is also available on the Company's website. MEDEISCIENCETECH.com

      Financial Expert on Audit Committee: The Board has determined that John Kennedy who currently is President CEO and Chief Financial Officer of PEPCO Corporation, and who previously was the chairman of the audit committee of Peoples Bank of NJ, is the audit committee financial expert. The Board made a qualitative assessment of John Kennedy's level of knowledge and experience based on a number of factors, including his education and experience.

      The Committee on Corporate Governance, is comprised of independent directors, considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping the corporate governance of the Company. As part of its duties, the Committee assesses the size, structure and composition of the Board and Board Committees. The Committee also acts as a screening and nominating committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors, and evaluates prospective nominees identified by the Committee on its own initiative or referred to it by other Board members, management, stockholders or external sources.

      The Compensation and Benefits Committee, which is comprised of independent directors, consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is or may be contemplated with respect to the adoption of or amendments to such plans. It makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards and stock option grants, special awards and supplemental compensation. The Committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters.

      The Executive Committee acts for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.

      The Finance Committee, which is comprised of independent directors, considers and makes recommendations on matters related to the financial affairs and policies of the Company, including capital structure issues, dividend policy, investment and debt policies, asset and portfolio management and financial transactions, all as necessary.

      The Committee on Public Policy and Social Responsibility, which is comprised of independent directors, advises the Board of Directors and management on Company policies and practices that pertain to the Company's responsibilities as a global corporate citizen, its obligations as a Bio-Medical company whose products and services affect health and quality of life around the world.

Board and Board Committee Meetings

      In 2003, the Board of Directors met 2 times. Board committees met as follows during 2003: Committee on Corporate Governance, 2 times; Audit Committee 4 times with auditors; Compensation and Benefits Committee, 1 time; Committee on Public Policy and Social Responsibility, 0 time; and Finance Committee, 4. No meetings of the Executive Committee were held in 2003. All incumbent directors attended 90 percent of the meetings of the Board and of the committees on which they served.

      The Chairpersons of the Audit Committee, the Committee on Corporate Governance, and the Compensation and Benefits Committee will each participate in any future executive session.

        Compensation Committee Interlocks and Insider Participation NONE
                            Independence of Directors

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits--or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists. The Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," "business judgment" including those set forth in listing standards of the New York Stock Exchange as in effect from time to time.

      Consistent with these considerations, the Board affirmatively has determined that all directors are independent directors except Mr. Michael Engelhart, and Peter Katevatis Esq. who are Company contracted employees. (see below)

                        Scientific/Medical Advisory Board

The Company established a Scientific Advisory Board in January, 1993 under the chairmanship of Founder Professor Robert R. Alfano to provide critical review and analysis of its research and product development programs in the area of photonics (lasers and optics) and to serve as a source of information on new product ideas, new technologies and current research activities. Its function served the Company well during the formative stages of its research. Currently, the Board consisting of Dr. Alfano and one other continuing member, is being expanded to include increased representation from the medical arts, including pathology, and will be staffed with medical specialists who are skilled in the medical fields of primary interest to the Company. We believe that we will be able to attract accomplished clinicians who will help guide us in clinical study design aimed at gaining regulatory approval for applications of our diagnostic technology. They will also be called upon to advise us about priorities and unmet needs in their respective disciplines and in matters such as physician's habits and preferences that would bear on product design and configuration.

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

1969-1971 Rotating Externship, Brussels University Hospitals, Brussels, Belgium. 1971-1972 Rotating Internship, Brussels University Hospitals, Brussels, Belgium. 1972-1975 Residency, Obstetrics and Gynecology, Brussels University Hospital and Affiliated Hospitals, Belgium. 1975-1979. Residency, Obstetrics and Gynecology. The Jewish Hospital and Medical Center of

Brooklyn, N.Y.1979-1981 Fellow, Gynecology Oncology, Department of Obstetrics, Gynecology and Reproductive Sciences. Mount Sinai School of Medicine, New York, N.Y. 1981-1982 Attending Physician, Department of Obstetrics and Gynecology, Mount Sinai Hospital Medical Center of Chicago, Chicago, IL. 1981-1982. Assistant Professor, Rush Medical College, Chicago, IL.1981-1982. Director of Medical Education for Residents and Students, Rush Medical College, Chicago, IL.1982-1984 Full-time Attending, Department of Obstetrics, Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y.1982-1984 Assistant Director, Division of Gynecologic- Oncology, Department of Obstetrics & Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y.1982-1991 Instructor, Mount Sinai School of Medicine, New York, N.Y. 1982-1984 Assistant Attending, Department of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y. 1982-1984 Assistant Director, Gynecologic Oncology, Dept of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y 1985 to 1994-Pres Attending, The Mount Sinai Medical Center, New York, N.Y., LaGuardia Hospital, Queens, N.Y., Doctors Hospital, New York, N.Y. St. Vincent Hospital, New York, Syosset Community Hospital, L.I. St. Clare's Hospital, N.Y.C. 1995-1996 Director, Division of Gyn/Oncology St.Vincent's Hospital, N.Y 07/00-11/02Director of Oncology, Clinical development, Daiichi Pharma. Corp Montvale, New Jersey (Japan, Canada, Mexico and Europe)

CERTIFICATION:

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

She W., Liu C.H., Tang G.C., Lubicz S., Alfano CCNY

Ultraviolet Excited Fluorescence Spectra from non-malignant and Malignant Tissues of the Gynecological Tract. Lubicz S, Alfano RR, Tang GC, Sha Glassman W and Liu CH. CCNY

Raman, Fluorescence, and Time-Resolved Light Scattering as Optical Diagnostic Techniques to Separate Diseased and Normal Biomedical Media.Liu CH, Photochemical J and RR. Photobiology: Biol., vol. 16 (1992

Stanley L. Wiener, M.D., F.A.C.O.G

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

Societies: A.C.O.G. Bergen County Medical Society, Bellevue OB-GYN Society,

The Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share

Ronald Tygar

President and Chairman of RT Industries, a NASDAQ publically held manufacturing and distribution Company specializing in Automobile brakes and automotive computer parts; Chairman of RT funding Corp., a New York State based mortgage lender; President and chairman of RT consultants advisory services in business development, corporate marketing, manufacturing and distribution operations. Mr. Tygar will counsel the Mediscience management team on matters pertaining to business development, corporate marketing, manufacturing and distribution operations.

Robert Pinco Esquire

Mr. Pinco is co-chairman of the BioMedical/FDA Practice and head of the firm's biotechnology group practice of Buchanan Ingersoll, a leading international law firm with specialization in the biotechnology sector. As a member of Mediscience's advisory council, Mr. Pinco will counsel its management team on matters pertaining to government regulatory approval for many of Mediscience's new products and applications in the U.S. and Europe. Based in Washington, D.C., Mr. Pinco has more than 35 years of experience in the pharmaceutical sector. As a former director of the Over-the-Counter Drug Review of the FDA, he directed a massive review of more than 400,000 nonprescription drugs, the largest, most complex project ever undertaken by that agency. He also held positions as White House Associate Counsel; Associate General Counsel, Special Action Office for Drug Abuse Prevention with the Drug Enforcement Administration (DEA); Assistant U.S. Attorney for the District of Columbia and as a pharmacist. Mr. Pinco is an Adjunct Associate Professor of Pharmacy Practices and Administrative Sciences at University of Maryland. He is also a member of the University of Connecticut, School of Pharmacy, Board of Advisors.

Jeremy Rosen DDS

Presents extensive Medical/Dental/Oral Health experience regarding FDA Clinical, structuring, management, and overview and expertise in the area of Dental/Oral applications of the Company's Technology. Dr. Rosen will be supporting/participating in management presentations seeking corporate funding and/or corporate relationships.

ITEM 10. EXECUTIVE COMPENSATION

The following sets forth a summary of compensation paid or accrued to the executive officers of the Company for fiscal years ending February 29, 2004, February, 28 2003, and February 28, 2002 whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

Name and                    Year ended                          Other Annual
Principal Position         Feb. 28 (29)         Salary          Compensation
------------------         ------------         ------          ------------

Peter Katevatis                2004            $200,000         $ 60,450 (1)
CEO Chairman                   2003            $200,000         $ 65,617 (1)
                               2002            $200,000         $ 61,977

Michael Engelhart              2004            $102,500
President COO
Sidney Braginsky               2003                  -0-              -0- (2)

(1) Includes yearly accrued payment to Mr. Katevatis of yearly legal retainer of $50,000 February 28, 2004 February 29, 2003, February 28, 2002 , (fiscal years 2003 2002, 2001) respectively), partial contract benefits for fiscal year ending 2004 of automobile expense $774.00 and insurance $9,676; partial contract benefits for fiscal year ending 2003 under his employment agreement of automobile expense $6,779 and health insurance $8,838 Contract benefits for fiscal year 2002 under his employment agreement were automobile expense $7,318, auto insurance $705.00, and health insurance $3,954. See Notes to consolidated Financial Statements.

(2). On March 13, 2003 Mr. Braginsky terminated his contract and waived all salary and expenses including all accruals of salary and/or expenses incurred.

Option Exercises and Holdings

In April 1996, Messrs. Katevatis, Kouvatas, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and accordingly, the Company recorded $690,792 as additional compensation expense. (IN OR OUT)

On January 26, 2004 the following individuals exercised their warrants; with full payment to Registrant; the common stock was issued on March 8, 2004.

      William Baker five year Warrant dated November 15, 2001 price $.25 for 100,000 shares Registrants common Restricted SEC Rule 144. Registrant received $25,000.00 as proceeds canceling the warrant

      Laurence Elgart five year Warrant dated November 15, 2001 Warrant price $.25 for 50,000 shares Registrants common Restricted SEC Rule 144. Registrant received $12,500.00 as proceeds canceling the warrant

The flowing table provides information regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Company's executive officers at February 29, 2004. In addition the following table sets forth the values for "in-the-money" options, which represent the positive spread between the exercise price of the existing options and $0.60 which was the closing price for the Company's Common Stock in the over-the-counter market on February 29, 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------------
                                                       Percent of Total
                             Number of Options        Options Granted to
           Name                    Granted                 Employees             Exercise Price           Expiration Date
-------------------------------------------------------------------------------------------------------------------------
    Michael Engelhart             1,800,000                  100%                     $1.00                  4/23/06
-------------------------------------------------------------------------------------------------------------------------
    Michael Engelhart               200,000                  100%                     $ .25                  4/23/06
-------------------------------------------------------------------------------------------------------------------------

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

-------------------------------------------------------------------------------------------------------------------------
                                            Number of Shares Underlying             Value of Unexercised In-The-Money
             Name                          Unexercised Options at Year-End                 Options at Year-End
-------------------------------------------------------------------------------------------------------------------------
                                             Exercisable / Unexercisable               Exercisable / Unexercisable
-------------------------------------------------------------------------------------------------------------------------
       Michael Engelhart                         200,000 / 1,800,000                          $70,000 / $ --
-------------------------------------------------------------------------------------------------------------------------

The Company does not have any other contingent forms of compensation for officers and directors, including any pension, retirement, stock bonus or other compensation plan. No compensation has been paid to any individual for services rendered as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at February 29, 2004 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director and (iii) the ownership of the Common Stock by all elective officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:

                                                         Amount of Beneficial                           Percentage of
Name and Address                                         Ownership/ 10-K 2004                               Class
----------------                                         --------------------                               -----
Peter Katevatis
P.O. Box 598 08003
Woodcrest Cherry Hill NJ                            6,344,652 (1) (2) (3) (4) (5) (12) (15) (16)             17.0

John M. Kennedy
c/o Pepco Mfg.  Co.
100 Somerdale, NJ 08083                             2,677,933 (5) (6) (12)                                    7.5

William W. Armstrong
P.O Box 607
Tupper Lake, NY 2986                                  375,200 (5) (7) (12)                                    0.10

Michael Kouvatas
27 Kings Highway
East Haddonfield NJ 08033                             684,666 (5) (8) (12)                                    1.9

Michael Engelhart Pres/COO                       (See employment agreement) (10)
161 North Franklin Turnpike,
Ramsey NJ 07446

(Robert C. Miller)
c/o Allen &Company, Inc
711 Fifth Avenue
New York, NY 10022                                        See (14)                                            0.00

Dr. Robert R. Alfano
c/o City College of CUNY
Convent Avenue @ 138th Street
New York, NY 10031                                  1,485,557 (11) (16)                                       4.0

Sidney Braginsky                                                                                               -0-
6 Stoney Court Dix Hills NY 11746

John Matheu
215 Longhill Drive Short Hills NJ 07078                                                                        -0-

All directors and officers as a group:
  Feb. 29, 2004                                    10,461,508 (13)                                           30.5
                                               ------------------------------------------------------------------

(1) Includes the issuance of a net of 398,167 restricted shares acquired by Mr. Katevatis pursuant to the exercise of stock options described in footnotes (5) and (12) below.

(2) Includes 824,500 restricted shares issued for past performance and services rendered to the Company.

(3) Includes 552,664 restricted shares issued in consideration for contractual reduction in salary.

(4) Excludes 200,000 shares owned by Mr. Katevatis daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership.

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

(10) See Engelhart employment agreement for terms 10-K 2003 incorporated herein by reference thereto

(11) Includes 74,000 shares owned by Dr. Alfano's daughter and 74,000 shares held by Dr. Alfano's wife in trust for their minor son.

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

(13) Includes the shares described in notes (1), (6), (7), (8), (9) and (10) above.

(14) Mr. Robert Miller a vice president and a director of Allen & Company, Incorporated is not a director or officer of Registrant.

Excludes 3,041,500 shares beneficially owned by Allen & Company, Incorporated, (included 1,041,500 warrants) reflected in Amendment No. 6 to their Schedule SC13G/A dated 2/14/02 filed by Allen & Co. This Allen Warrant expired April 6, 2003 present benficial ownership reduced to 2,041,500. shares of common.

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

(16) 10-Q October 14, 2003 In August of 2003 the company issued 1,619,057 shares of common stock to Peter Katevatis, Chairman/ CEO and 71,557 shares of common stock to Dr.Robert Alfano co-founders at par value of .01 per share in accordance with their contractual anti-dilution rights with the company. The anti-dilution rights are exercisable at their sole discretion and are for established valuable consideration, and per auditor certified vested contractual rights 17% Katevatis and 4% Dr. Robert Alfano anti-dilution rights. Katevatis directed his 1,619,057 shares issued as follows: 1,000,000 Peter Katevatis as to the following parties he asserts no control and disclaims beneficial ownership. 300,000 Marie Sten, 219,057 Robert J. Katevatis, 100,000 Peter J. Katevatis

ITEM12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Payment of professional fees to firms affiliated with certain of our directors;

1. THM Group, LLC: Mediscience Director President COO Michael W. Engelhart. On January 13, 2003 Registrant entered into an agreement appointing THM GROUP, Ramsey NJ as exclusive advisor to explore options for the registrant to commercialize its technology. On April 13, 2004 Registrant and Mr. Engelhart, without prejudice to either party fully terminated the agreement and all its terms. Mr. Engelhart continues to serve as President COO of registrant.

2. Peter Katevatis Esquire See ITEM 10 "Summary Compensation Table"

"(1) Includes the accrual of yearly payments to Mr. Katevatis of $50,000 for legal services rendered during each of the fiscal years ending in February 2004, 2003 , 2002, 2001, 2000, 1999,1998 (fiscal years 2004, 2003, 2002, 2001 2000,
1999, 1998 respectively)". Katevatis has agreed to non-interest bearing accrual of all such salary and legal accruals and has the unqualified right to elect to receive all or part of such accrued debt in cash or Registrants common shares (at 0.25 cents per share). This right is assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the overall corporate debt (salary and legal) accrued and owing to Katevatis This offer by Katevatis was unanimously accepted by the Board of Directors as in the best interests of the Registrant and continues in effect.

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

Peter Katevatis Pres/CEO and Dr. Alfano principal scientific advisor have agreed to forbear any and all collection action against Mediscience for accrued salary and related contractually entitled items including forgiveness of interest in exchange for the option of converting such accrued debts into MTC common stock on the basis of (0.25 cents), which is above the average High Bid price on June 9 through the 12th 1998, which was 0.15 cents. Said option to be unlimited in duration. Should MTC receive funding Katevatis and Alfano may elect to receive all or part of such accrued debt in cash or shares. This right shall be assignable in whole or in part without condition to any assignee or heirs and in no way is intended to negate the corporate debt accrued and owing to Katevatis/Alfano. This offer by Katevatis/Alfano was unanimously accepted by the Board of Directors December 4, 1998 and continues in effect. On August 18, 1999 the board of directors unanimously extended Mr. Katevatis's existing contract expiration date from March 5, 2002 to March 5, 2007, maintaining all other original contract terms and conditions, in recognition of his personal financial investment in the Company, the periodic voluntary non-assertion of his contractual anti-dilution rights and other significant consideration to the Company. On August 18, 1999 Dr. Alfano agreed to extend his agreement, on the same original contract terms and conditions, from its expiration date of March 5, 2002 to March 5, 2007.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Parente Randolph, LLC for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended February 29, 2004 and February 28, 2003 were $35,250 and $26,946, respectively.

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

10.13 Research Agreement effective July 1, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research (12)

10.14 License Agreement between Yale University and the Registrant dated May 4, 1993

10.15 License Agreement between Yale University and the Registrant dated November 30, 1993

10.16 Research Agreement effective July 1, 1994 between tar Registrant and the Trustees of Columbia University in the City of New York (13)

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

10.30 Employment agreement between the Registrant and Sidney Braginsky dated July 9, 2003

10.31 Braginsky Affadavit agreement with Registrant terminating his agreement of July 9, 2001 effective as of July 9, 2001

10.32 Employment agreement between Registrant and Michael Engelhart dated April 26, 2003

10.33 Mediphotonics Development LLC New York formation dated February 20, 2004

10.34 Project agreement RFCUNY and Mediphotonics Development LLC dated May 7,
2004

10.35 Consultant Agreement between registrant and R&T consulting Inc dated Februar1, 2004

10.36 Consultant Agreement between registrant and Dr. Jeremy Rosen DDS dated February 1, 2004

10.37 Consultant Agreement between registrant and Chesterbrook Partners Inc dated February 1, 2004

10.38 Consultant Agreement between registrant and Dr.Stan Weiner dated May 20, 2004

10-39 Consultant Agreement between registrant and Robert Pinco Esq. dated April 14, 2004

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

(7) Filed as Exhibit 10.5 to Registrant's Registration Statement on Form S-1 Filed on July 5, 1991 and incorporated herein by reference thereto.

(8) Filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-1 Filed on August 24, 1992 and incorporated by reference hereto.

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

(33) Filed as exhibits A, B, C, D, E to Registrant's current report dated March 13, 2003.

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

(38) Certification of Chief Financial Officer/Audit Committee Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(39) Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION
1350,

Section 906 of the Sarbanes-Oxley Act of 2002.

(40) Certification of Chief Operations Officer pursuant to 18 U.S.C. SECTION 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(41) Certification of Chief Financial Officer/Audit Committee Chairman pursuant to18 U.S.C. SECTION 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(42) 8-K Report, dated May 6,2004 Registrant executed a Project Agreement with the Research Foundation City University of New York (RFCUNY), effective May 7, 2004

(43) 8-K Report dated February 20, 2004 Peter Katevatis Chairman/ CEO, of Registrant, "announced the State of New York approval the formation of "MEDIPHOTONICS DEVELOPMENT LLC" as of February 20, 2004. The LLC Company is a wholly owned New York City, New York County, NY State subsidiary of Mediscience Technology located at 101 31st Street New York, NY

(44) 8-K Report dated February 18, 2004: "Change in Articles of Incorporation" On February 17, 2004 the Board of Directors by unanimous written consent increased the authorized common shares from 40,000,000 to 200,000,000. The number of shares of the Corporation issued and entitled to vote thereon based on the Corporations established record date of January 16, 2004 and shareholder notice per its SEC 14C filing was 39,372,753. The amendment was duly adopted by written consent of a majority of shareholders holding 23,316,168 in accordance with the applicable provisions of Section 14A:5-6 Corporation, General, of the State of New Jersey Statutes.

(46) 8-K Report dated February 2, 2004 registrant initiated and completed a 1.5 Million private placement of Mediscience non-interest bearing Convertible Preferred, with individual dollar investment at no less than $25,000 for each of 60 shares each convertible into (100,000 shares of MTC common. at $.25 cents per share). MTC will issue on conversion of all MTC CP shares a total of six (6) million common shares.

(47) 8-K Report dated: December 4, 2003 Mediscience Technology Corp. qualified by FDA for reduced or waived fees and expedited 3rd Party review process on its medical device 510K submissions

(48) 8-k Report dated: December 4, 2003 registrant secures exclusive World-Wide license to US molecular imaging patent applications, expected to EXTEND CORE technology additional 17+ years,

(49) 8-K Report dated June 4, 2003 Michael Engelhart, President and COO of Registrant, "announced the State of Delaware approval and formation of "PROSCREEN, LLC" as of (June 3, 2003) and Photonics for Woman's Oncology LLC. as of (February 27, 2003. "Both LLC Company's are wholly owned subsidiaries of Mediscience Technology. "PROSCREEN, LLC" its second LLC Company has a potential clinical application for non-invasively diagnosing prostate cancers without removing prostate tissues".