Form 10QSB/A
period 2004-03-31
MEDISCIENCE TECHNOLOGY CORP
filed 2004-07-20
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended May 31, 2004 Commission File Number  0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 2004.

    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------
Common Stock, par value
$.01 per share                                                 50,964,703

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  MAY 31, 2004
                                  ------------

                                      INDEX
                                      -----


                                                                            PAGE
PART I.   Financial Information
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as of May 31, 2004
          (Unaudited) and February 29, 2004 (Audited)                        1
          Consolidated Statements of Operations for the Three
          Months Ended May 31, 2004 (Unaudited) and May 31,
          2003 (Unaudited)                                                   2
          Consolidated Statements of Cash Flows for the Three
          Months Ended May 31, 2004 (Unaudited) and May 31,
          2003 (Unaudited)                                                   3
          Consolidated Statement of Changes in Stockholders'
          Deficit for the Three Months Ended May 31, 2004
          (Unaudited)                                                        4
          Exhibit to Statements of Operations                                5
          Notes to Financial Statements                                     6-12
Item 2.   Management's Plan of Operation                                   13-14
Item 3.   Controls and Procedures                                            15
PART II.  Other Information                                                  16
Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K
          Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                         17
          Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                         18
          Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                         19
          Certification Pursuant to Section 302 of the                       20
          Sarbanes-Oxley Act of 2002

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------



                                                                                      May 31,         February 29,
                                                                                       2004                2004
                                                                                    (Unaudited)         (Audited)
                                                                                   ------------       ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                                    $    731,780       $  1,406,371
      Prepaid Expenses                                                                      847              3,388
      Deferred Costs - Current Portion                                                  483,437               --
                                                                                   ------------       ------------
           Total Current Assets                                                       1,216,064          1,409,759
PROPERTY, PLANT AND EQUIPMENT
-----------------------------

      Net of accumulated depreciation $204,425 -
        May 31, 2004; $204,361 - February 29, 2004                                          828                892

OTHER ASSETS - Security Deposit                                                           1,800              1,800
------------          - Deferred Costs                                                  625,625               --
                                                                                   ------------       ------------
TOTAL ASSETS                                                                       $  1,844,317       $  1,412,451
------------                                                                       ============       ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                                   $     31,542       $    181,587
      Accounts Payable                                                                    5,782             19,505
      Accrued Liabilities                                                             2,767,077          3,132,686
                                                                                   ------------       ------------
           Total Current Liabilities                                                  2,804,401          3,333,778
                                                                                   ------------       ------------
STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
      Authorized; Issued and Outstanding -0- Shares - May 31,
      2004; 60 Shares - February 29, 2004                                                  --                    1
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding 50,964,703 Shares -
        May 31, 2004; 39,372,753 Shares - February 29, 2004                             509,647            393,727
      Additional Paid-in Capital                                                     21,455,420         20,076,019
      Accumulated Deficit                                                           (22,925,151)       (22,391,074)
                                                                                   ------------       ------------
           Total Stockholders' Deficit                                                 (960,084)        (1,921,327)
                                                                                   ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                          $  1,844,317       $  1,412,451
-----------------------------------------                                          ============       ============


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                         THREE MONTHS
                                                         ------------
                                                     2004              2003
                                                     ----              ----
Net Sales                                       $       --         $       --
Cost of Sales                                           --                 --
                                                ------------       ------------
      Gross Profit                                      --                 --
General and Administrative Expense                   339,780            150,432
Product Development Expense                          116,156              9,658
Debt Conversion Inducement Expense                    58,555               --
Advertising, Travel and Marketing                     20,950             25,390
                                                ------------       ------------
      Total Expenses                                 535,441            185,480
Other Income                                           1,364                235
                                                ------------       ------------
Net Loss                                        $   (534,077)      $   (185,245)
                                                ============       ============
Net Loss Per Common Share, Basic and Diluted    $      (0.01)      $     (0.005)
                                                ============       ============
Weighted Average Number of Shares                 50,886,003         37,682,139
                                                ============       ============


         "See Accompanying Notes to Consolidated Financial Statements."

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                                              2004              2003
                                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                                            $  (534,077)      $  (185,245)
      Adjustment to reconcile Net Loss to net cash flows used for operating activities
           Depreciation                                                                            64                64
           Amortization - Deferred Costs                                                      142,188              --
           Debt Conversion Inducement Expense                                                  58,555              --

      Changes in Assets and Liabilities:
           Decrease in Prepaid Expenses                                                         2,541            11,140
           Decrease in Accounts Payable                                                       (13,723)          (28,463)
           (Decrease) increase in Other Accrued Liabilities                                  (330,139)          135,079
                                                                                          -----------       -----------
                Net Cash Flows (Used for) Operating Activities                               (674,591)          (67,425)
                                                                                          -----------       -----------
CASH FLOWS  FROM INVESTING ACTIVITIES                                                            --                --
-------------------------------------                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds From Exercise of Common Stock Warrants                                            --              19,000
                                                                                          -----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        (674,591)          (48,425)
-------------------------------------                                                     -----------       -----------

CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                                                     1,406,371           119,681
                                                                                          -----------       -----------
      Ending Balance                                                                      $   731,780       $    71,256
                                                                                          ===========       ===========



         "See Accompanying Notes to Consolidated Financial Statements."

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------
                     FOR THE THREE MONTHS ENDED MAY 31, 2004
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------




                                                         Preferred Stock              Common Stock        Additional    Accumulated
                                                         ---------------              ------------        ----------    -----------
                                                    Shares           Amount      Shares        Amount       Paid-In       Deficit
                                                    ------          ------       ------        ------       -------       -------
                                                                                                            Capital
                                                                                                            -------
BALANCE, FEBRUARY 29, 2004                                 60  $          1    39,372,753  $    393,727  $ 20,076,019  $(22,391,074)

 Conversion of Preferred Stock                            (60)           (1)    6,000,000        60,000       (59,999)

 Issuance of Stock - Exercise of Warrants                                         150,000         1,500        (1,500)

 Issuance of Stock for Future Consulting Services                               1,925,000        19,250     1,232,000

 Issuance of Stock - Anti-dilution Rights                                       2,056,950        20,570       (20,570)

 Issuance of Stock - Debt Conversion                                            1,460,000        14,600       229,470

 Net Loss                                                                                                                  (534,077)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, MAY 31, 2004                                    --    $       --      50,964,703  $    509,647  $ 21,455,420  $(22,925,151)
                                                 ============  ============  ============  ============  ============  ============



         "See Accompanying Notes to Consolidated Financial Statements."

                       EXHIBIT TO STATEMENTS OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------




                                            Three Months Ended May 31, 2004
                                      ------------------------------------------
Z                                                       Weighted
                                           Net      Average Shares    Per Share
                                          Loss        Outstanding       Amount
                                          ----        -----------       ------
Basic/diluted loss per common share:
      Net Loss                        $ (534,077)     50,886,003     $   (0.01)
Effect of dilutive securities               --              --         --
                                      ----------      ----------     ---------
      Total                           $ (534,077)     50,886,003     $   (0.01)
                                      ==========      ==========     =========


                                            Three Months Ended May 31, 2003
                                      ------------------------------------------

Basic/diluted loss per common share:
      Net Loss                        $ (185,245)     37,682,139     $   (0.005)
Effect of dilutive securities               --              --         --
                                      ----------      ----------     ----------
      Total                           $ (185,245)     37,682,139     $   (0.005)
                                      ==========      ==========     ==========





















                   Notes to Consolidated Financial Statements

         "See Accompanying Notes to Consolidated Financial Statements."

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

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Laser Diagnostics Instruments, Inc. ("LASER"), PHOTONICS FOR WOMEN'S ONCOLOGY, LLC ("PHOTONICS"), PROSCREEN, LLC ("PROSCREEN") and MEDI-PHOTONICS DEVELOPMENT, LLC (MEDI). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three month periods ended May 31, 2004 and 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2005. At May 31, 2004, the Company had an incentive stock option plan for officers and employees and a consultants stock option plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to all awards. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during the three-months ended May 31, 2003 was $.08. The fair value was estimated using the Black-Scholes option-pricing model. There were no options granted during the three months ended May 31, 2004.

                                                    Three Months Ended May 31,
                                                      2004               2003
                                                      ----               ----
Net loss, as reported                            $ (534,077)         $ (185,245)
Deduct:   Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects            -                    (161,444)
                                                 ----------          ----------
Pro forma net loss                               $ (534,077)         $ (346,689)
                                                 ==========          ==========
Loss per share:
    Basic - as reported                          $    (0.01)         $   (0.005)
                                                 ==========          ==========
    Basic - pro forma                            $    (0.01)         $   (0.009)
                                                 ==========          ==========
    Diluted - as reported                        $    (0.01)         $   (0.005)
                                                 ==========          ==========
    Diluted - pro forma                          $    (0.01)         $  ( 0.009)
                                                 ==========          ==========


4.   Deferred Costs

During the quarter ended May 31, 2004, the Company issued 1,925,000 shares of its common stock to three consulting groups in exchange for services to be rendered, over a period of 12 - 48 months, for matters such as corporate management, marketing opportunities, corporate funding and FDA clinical trials. Expected future amortization of these costs is as follows:


     Nine Months Ending                 February 28, 2005 $         426,562
        Year Ending                     February 28, 2006           227,500
        Year Ending                     February 28, 2007           227,500
        Year Ending                     February 29, 2008           227,500


5.   Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust (the "Trust") totaling $30,000. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $ -0- at May 31, 2004 and $30,000 at February 29, 2004. Accrued interest at May 31, 2004 and February 29, 2004 totaled $ -0- and $10,626, respectively.


On June 20, 2002, the Company entered into an additional $120,045 promissory note with the Trust with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at May 31, 2004 and February 29, 2003 was $ -0- and $24,844, respectively.




The Company made an inducement offer to the Trust to convert all of its then outstanding notes. On

March 8, 2004 the Trust accepted the offer to convert the principal amount of $150,045 plus related interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized an expense of $58,555 during the three-month period ending May 31, 2004.

6.    Related Party Transactions

At times Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At May 31, 2004 and February 29, 2004, officer loans payable to Mr. Katevatis were, $31,542 and $31,542 respectively.

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $12,500 for the three months ended May 31, 2004 and May 31, 2003. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $3,338 and $4,912 in 2004 and 2003, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart is the President and Chief Executive Officer of THM. Expense reimbursements of $4,140 and $1,000 were accrued or paid to Mr. Engelhart for the three months ended May 31, 2004 and 2003, respectively. The agreement was terminated on April 12, 2004.


7.    Accrued Liabilities

Accrued liabilities consist of the following:


                                           May 31,               February 29,
                                            2004                    2004
                                            ----                    ----

Legal and professional fees           $        129,354        $         365,354
Consulting and university fees               1,167,915                1,164,915
Salaries and wages                           1,408,833                1,508,833
Other                                           60,975                   93,584
                                      ----------------        -----------------
                                      $      2,767,077        $       3,132,686
                                      ================        =================


Included in legal and professional fees as of May 31, 2004 and February 29, 2004 is $35,000 and $287,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of May 31, 2004 and February 29, 2004 is $1,124,318 and $1,121,318, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

Included in salaries and wages as of May 31, 2004 and February 29, 2004 is $1,406,333 and $1,406,333, respectively, owed to Mr. Katevatis in accordance with his respective employment agreement (Note 8).

Included in salaries and wages as of May 31, 2004 and February 29, 2004 is $2,500 and $102,500, respectively, owed to Mr. Engelhart in accordance with his respective employment agreement (Note 8).

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the three month periods ended May 31, 2004 and 2003.


     Other Royalties

The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three month periods ended May 31, 2004 and 2003.


     Research Foundation of the City University of New York

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the three months period ended May 31, 2004 and 2003.


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



On May 15, 2004, the Company entered into a six month employment agreement with Dr. Stan Wiener, M.D. Pursuant to the terms of the agreement, Dr. Wiener is to assist in the final development and FDA submission of the CD GYN Ratiometer. These duties also include identification of sites for clinical trials, software development, development of calibration standards and operational manuals, training of medical personnel, etc., for which he will receive $42,000 over the term of his agreement.


9.   Stockholders' Deficit

     Anti-Dilution Rights

The Company has granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of Mediscience Common Stock. The anti-dilution rights require the Company from time to time to issue additional shares of Mediscience Common Stock to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of Mediscience Common Stock. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the years ended February 29, 2004 and February 28, 2003, the Company issued 1,619,057 and 44,312, respectively, of Mediscience Common Shares to Mr. Katevatis in connection with the anti-dilution rights. As of May 31, 2004, the Company is obligated to issue an additional 609,886 shares of Mediscience Common Stock to Mr. Katevatis in connection with the anti-dilution rights.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of Mediscience Common Stock. The anti-dilution rights require the Company from time to time to issue additional shares of Mediscience Common Stock to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of Mediscience Common Stock. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the years ended February 29, 2004 and February 28, 2003, the Company issued 71,557 and 17,729, respectively, of Mediscience Common Shares to Dr. Alfano in connection with the anti-dilution rights. As of May 31, 2004, the Company is obligated to issue an additional 143,502 shares of Mediscience Common Stock to Dr. Alfano in connection with the anti-dilution rights.

     Debt Conversion

On March 8, 2004, the Trust converted $185,515 of promissory notes and related interest into 1,460,000 shares of the Company's common stock (Note 5).

     Preferred Stock Conversion

On March 8, 2004, the Company converted 60 shares of its preferred stock into 6,000,000 shares of its common stock, under the terms of a preferred stock private placement offering (the "offering") dated February 1, 2004. Under the terms of the offering, the Company has agreed to file a Registration Statement within six months of February 17, 2004, covering resale of the converted common shares.

     Stock Issued for Future Services

During March and April 2004, the Company issued 1,925,000 shares of its common stock to three consulting groups in exchange for consulting services to be rendered over a 12-48 month period (Note 4).


10.  Stock Options and Warrants

The Company maintains two stock options plans - the 1999 Incentive Stock Option Plan (The "1999 Plan") and the 2003 Consultants Plan (the "2003 Plan"), which were approved by the Company's stockholders on February 17, 2004.

The maximum number of shares issuable under the 1999 Plan and the 2003 Plan are 3,000,000 and 7,000,000, respectively.

In connection with his employment agreement, Mr. Braginsky was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 150,000 shares and at an option price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options is subject to a series of milestones described in his employment agreement. On April 26, 2003, Mr. Braginsky resigned from the Company and forfeited the stock options.

Mr. Engelhart was granted options to purchase 200,000 shares of the Company's common stock at an options price of $.25 per share, in which he was immediately vested. This grant resulted in a non-cash compensation charge of $70,000 during the year ended February 29, 2004.

Mr. Englehart was also granted options to purchase up to 1,800,000 shares of the Company's common stock at an option price of $1.00 per share. Vesting and exercisability of these shares are contingent upon the attainment of certain milestones described in Mr. Englehart's employment agreement.

In connection with the Company's agreement with the RFCUNY, the Company granted a warrant to RFCUNY to purchase 600,000 shares of the Company's common stock at a price of $1.00 per share. The warrant can be exercised within a five year period ending June 2007.

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

During March 2004, the Company issued 50,000 shares of its common stock to Laurence Elgart to satisfy his exercise of the warrant in February 2004 for $12,500.

During March 2004, the Company issued 100,000 shares of its common stock to William Baker to satisfy his exercise of the warrant in February 2004 for $25,000.

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------


The Company is principally engaged in the design, development, marketing, and licensing of medical diagnostic instruments that detect cancer in humans through the utilization of ultra violet light. The Company uses UV light to excite molecules contained in human tissue. Once excited, the Company's device measures the differences in the resulting natural fluorescence between cancerous and normal tissue. The Company has successfully conducted certain preclinical and clinical evaluations, which support the belief that its proprietary technology, when fully developed, will have substantial commercial appeal due to its non-invasive character, point of care - real time results, and diagnostic sensitivity and specificity.

The Company's strategy is to commercialize early cancer detection devices in the area of cervical, esophagus, oral and colon cancers and are based upon our developed technology, prototype's and expertise in the area of fluorescent imaging. Mediscience Technology Corp formed Mediphotonics Development Company, LLC, a New York Limited Liability Company to engage in the development of equipment for optical biopsy and has proven engineering expertise and successful experience in the technical and business processes needed to develop and augment existing scientific approaches and technology into commercially viable medical applications.

Mediphotonics and Research Foundation of City College of New York (RF-CUNY) have undertaken a joint program of development to be conducted by RF-CUNY and Mediphotonics, primarily, but not exclusively, in the area of optical biopsy for the assembly of a commercially viable CD-Ratiometer and adjunctive technology. The joint development agreement calls for:

Build prototype CD GYN Ratiometer for clinical testing

     o Assemble units in-housing and make all necessary wiring and connections.

     o    Test operation of prototype unit.

     o    Test operation of Software code.

     o    Test CD-Ratiometer on ex vivo tissue specimens.

     o    Debug unit and final check.

     o Delivery CD-Ratiometer to Mediphotonics Development LLC. (No later than November 2004)

Upon delivery of the completed CD-Ratiometer, scheduled for November, 2004 Mediscience Technology Corp plans to enter clinical trials with the FDA for clearance of a medical device in the area of cervical cancer detection.

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

A principal issue facing the Company is a lack of the financial resources and liquidity required to maintain business momentum and to properly leverage intellectual property assets; the resolution of this issue is the highest priority of management. In the absence of the availability of such financing on a timely basis, the Company may be forced to materially curtail or cease its operations.



Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these involve the use of estimates. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgements of management, such as:

      o    Determining accruals and contingencies;
      o    Valuing options and other equity instruments;
      o Reviewing the realization/recoverability of deferred costs resulting from the issuance of common stock to acquire certain consulting services to be rendered in future periods.

The Company used what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates. Actual results could differ from those estimates.

                                     PART I
                                     ------


Item 3. Controls and Procedures
        -----------------------

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

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        On May 2, 2004, MediPhotonics Development LLC, a wholly owned New York Subsidiary of Mediscience Technology Corp., announced that on May 1, 2004, it entered into a Project Agreement with The Research Foundation of City University of New York.

        President and COO Michael Engelhart stated "this Project Agreement provides the Company a clear path in its intent to commercialize the CD Ratiometer for detecting and diagnosing cancers of the cervix, mouth, esophagus and gastro intestinal tract and other potential applications that are compatible with the current state of the art computer hardware and operating systems". Englehart added, "We expect to have a completed device by November 30, 2004". RF-CUNY will complete production of the improved CD-Radiometer instrument(s) by which Mediscience will seek approval by the United States Food and Drug Administration ("FDA") for marketing in the U.S.. RF-CUNY will apply its research and development to deliver an updated CD-Ratiometer and associated technology to be used in Mediscience Optical Biopsy, including the testing of the Mediscience CD-Rationmeter on ex vivo human tissue specimens. Under the specific terms of the Project agreement, Mediscience is granted an exclusive world-wide license, with the right to grant sublicenses, to make, use or sell all patented imaging product technology for molecular detection of cancer and physiological change. Dr. Robert Alfano stated "The Project agreement and present world-wide Mediscience Patent positioning supports and extends the Mediscience core technology in Optical Biopsy, expanding, continuing and maintaining its leadership in the Optical Biopsy field".