Form 10QSB/A
period 2004-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2004-08-03
CIK 64647

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

                                      INDEX
                                      -----


                                                                            PAGE
PART I.   Financial Information
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as of May 31, 2004
          (Unaudited) and February 29, 2004 (Audited)                        1
          Consolidated Statements of Operations for the Three
          Months Ended May 31, 2004 (Unaudited) and May 31,
          2003 (Unaudited)                                                   2
          Consolidated Statements of Cash Flows for the Three
          Months Ended May 31, 2004 (Unaudited) and May 31,
          2003 (Unaudited)                                                   3
          Consolidated Statement of Changes in Stockholders'
          Deficit for the Three Months Ended May 31, 2004
          (Unaudited)                                                        4
          Exhibit to Statements of Operations                                5
          Notes to Financial Statements                                     6-12
Item 2.   Management's Plan of Operation                                   13-14
Item 3.   Controls and Procedures                                            15
PART II.  Other Information                                                  16
Item 1.   Legal Proceedings                                                  16
Item 2.   Changes in Securities                                              16
Item 3.   Defaults Upon Senior Securities                                    16
Item 4.   Submission of Matters to Vote of Security Holders                  16
Item 5.   Other Information                                                  16
Item 6.   Exhibits and Reports on Form 8-K                                   16

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

        None

Item 5. Other Information
        -----------------

        None

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

b.   Reports on Form 8-K during the quarter reported on:

   o Form 8-K, dated May 7, 2004, reporting in Item 5 on a Project Agreement dated as of May 1, 2004 between Mediphotonics Development Company, a subsidiary of the Registrant, and The Research Foundation of the City University of New York on behalf of the Center for Advanced Technology at the City University of New York.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2004

                                          MEDISCIENCE TECHNOLOGY CORP.
                                          (Registrant)

                                          /s/ Peter Katevatis
                                          -------------------
                                          Peter Katevatis
                                          Chairman of the Board and
                                          Chief Executive Officer


                                           EXHIBIT INDEX

Exhibit No.                                 Description
-----------                                 -----------


10.1             Anti-Dilution Agreement dated as of July 19, 2004, between the Registrant and
                 Peter Katevatis.

10.2             Anti-Dilution Agreement dated as of July 19, 2004, between the Registrant and
                 Robert R. Alfano.

10.3             Project Agreement dated as of May 1, 2004 between Mediphotonics  Development
                 Company, a subsidiary of the Registrant, and The Research  Foundation of the City
                 University  of New York on behalf of the Center for Advanced  Technology at the
                 City University of New York.

31.1             Certification of the Chief Executive Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

31.2             Certification of the Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

32               Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant
                 to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.