Form 10QSB
period 2004-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2004-10-20
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended August 31, 2004                Commission File Number  0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2004.


    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------

Common Stock, par value                                              52,136,647
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                 AUGUST 31, 2004
                                 ---------------

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----




Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of August 31, 2004                    1
         (Unaudited) and February 29, 2004 (Audited)

         Consolidated Statement of Operations for the Six and Three
         Months Ended August 31, 2004 (Unaudited) and August 31,             2
         2003 (Unaudited)

         Consolidated Statement of Cash Flows for the Six Months
         Ended August 31, 2004 (Unaudited) and August 31, 2003               3
         (Unaudited)

         Consolidated Statement of Changes in Stockholders' Deficit
         for the Six Months Ended August 31, 2004 (Unaudited)                4

         Exhibit to Consolidated Statement of Operations                     5

         Notes to Financial Statements                                      6-12

Item 2.  Management's Discussion and Analysis or Plan of Operation         13-14

Item 3.  Controls and Procedures                                             15

PART II. Other Information                                                   16

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                                          17

         Exhibit Index                                                     18-21

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                       August 31,         February 29,
                                                                          2004                2004
                                                                       (Unaudited)          (Audited)
                                                                      ------------       ------------

CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                       $    373,146       $  1,406,371
      Prepaid Expenses                                                       3,751              3,388
      Deferred Costs - Current Portion                                     463,625               --
                                                                      ------------       ------------
           Total Current Assets                                            840,522          1,409,759

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $204,489 -                               764                892
        August 31, 2004; $204,361 - February 29, 2004

OTHER ASSETS - Security Deposit                                              1,800              1,800
------------          - Deferred Costs                                     620,476               --
                                                                      ------------       ------------
TOTAL ASSETS                                                          $  1,463,562       $  1,412,451
------------                                                          ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                      $     31,542       $    181,587
      Accounts Payable                                                       6,398             19,505
      Accrued Liabilities                                                2,763,021          3,132,686
                                                                      ------------       ------------
           Total Current Liabilities                                     2,800,961          3,333,778
                                                                      ------------       ------------

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares              --                    1
      Authorized; Issued and Outstanding -0- Shares - August 31,
      2004; 60 Shares - February 29, 2004
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding 52,136,647 Shares -                 521,367            393,727
        August 31, 2004; 39,372,753 Shares - February 29, 2004
      Additional Paid-in Capital                                        21,653,478         20,076,019
      Accumulated Deficit                                              (23,512,244)       (22,391,074)
                                                                      ------------       ------------
           Total Stockholders' Deficit                                  (1,337,399)        (1,921,327)
                                                                      ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $  1,463,562       $  1,412,451
-----------------------------------------                             ============       ============

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
           FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
           -----------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                 SIX MONTHS                    THREE MONTHS
                                                 ----------                    ------------
                                           2004              2003          2004             2003
                                           ----              ----          ----             ----

Net Sales                              $       --      $       --      $       --      $       --


Cost of Sales                                  --              --              --              --
                                       ------------    ------------    ------------    ------------

      Gross Profit                             --              --              --              --

General and Administrative Expense          812,308         327,827         472,528         177,395
Product Development Expense                 215,585          14,132          99,429           4,474
Debt Conversion Inducement Expense           58,555            --              --              --
Advertising, Travel and Marketing            37,222          49,145          16,272          23,755
                                       ------------    ------------    ------------    ------------
      Total Expenses                      1,123,670         391,104         588,229         205,624

Other Income                                  2,500             366           1,136             131
                                       ------------    ------------    ------------    ------------

Net Loss                               $ (1,121,170)   $   (390,738)   $   (587,093)   $   (205,493)
                                       ============    ============    ============    ============

Net Loss Per Common Share, Basic and
  Diluted                              $      (0.02)   $      (0.01)   $      (0.01)   $     (0.005)
                                       ============    ============    ============    ============

Weighted Average Number of Shares
  of Common Stock Outstanding            51,246,242      37,963,908      51,606,480      38,245,677
                                       ============    ============    ============    ============


         "See Accompanying Notes to Consolidated Financial Statements."
                                      -2-

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                        2004             2003
                                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES

      Net Loss                                                      $(1,121,170)   $  (390,738)
      Adjustment to Reconcile Net Loss to Net Cash Flows Used for
         Operating Activities:
           Depreciation                                                     128            128
          Amortization - Deferred Costs                                 286,833           --
           Debt Conversion Inducement Expense                            58,555           --
           Issuance of Stock for Services                                32,778           --
                                                                    -----------    -----------
           Subtotal                                                    (742,876)      (390,610)

      Changes in Assets and Liabilities:
           (Increase) Decrease in Prepaid Expenses                         (363)        13,992
           Decrease in Accounts Payable                                 (13,107)       (19,858)
           (Decrease) Increase in Accrued Liabilities                  (276,879)       287,660
                                                                    -----------    -----------
                Net Cash Flows (Used for) Operating Activities       (1,033,225)      (108,816)
                                                                    -----------    -----------

CASH FLOWS  FROM INVESTING ACTIVITIES                                      --             --
CASH FLOWS FROM FINANCING ACTIVITIES

      Net Change in Officer and Other Loans                                --           (1,113)
      Proceeds From Exercise of Common Stock Warrants                      --           19,000
                                                                    -----------    -----------
                Net Cash Flows Provided by Financing Activities            --           17,887
DECREASE IN CASH AND CASH EQUIVALENTS                                (1,033,225)       (90,929)

CASH AND CASH EQUIVALENTS

      Beginning Balance                                               1,406,371        119,681
                                                                    -----------    -----------
      Ending Balance                                                $   373,146    $    28,752
                                                                    ===========    ===========


         "See Accompanying Notes to Consolidated Financial Statements."
                                       -3-

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                    ----------------------------------------
                                   (UNAUDITED)
                                   -----------




                                                   Preferred Stock               Common Stock           Additional      Accumulated
                                                   ---------------               ------------           ----------      -----------
                                                  Shares          Amount      Shares        Amount        Paid-In          Deficit
                                                  ------          ------      ------        ------        -------          -------
                                                                                                          Capital
                                                                                                          -------

BALANCE, FEBRUARY 29, 2004                              60    $        1     39,372,753   $   393,727   $ 20,076,019   $(22,391,074)

 Conversion of Preferred Stock                         (60)           (1)     6,000,000        60,000        (59,999)

 Issuance of Stock - Exercise of Warrants                                       150,000         1,500        (1,500)

 Issuance of Stock for Future Consulting Services                             1,925,000        19,250     1,232,000

 Issuance of Stock - Anti-dilution Rights                                     2,873,338        28,734       (28,734)

 Issuance of Stock - Debt Conversion                                          1,460,000        14,600       229,470

 Issuance of Stock - Debt Conversion and Future
   Consulting Services                                                          200,000         2,000       116,000

 Issuance of Stock for Secretarial and                                          155,556         1,556        90,222
    Consulting Services

 Net Loss                                                                                                                (1,121,170)
                                                -----------   -----------    ----------   -----------   ------------   ------------
BALANCE, AUGUST 31, 2004                                --    $       --     52,136,647   $   521,367   $ 21,653,478   $(23,512,244)
                                                ===========   ===========    ==========   ===========   ============   ============


         "See Accompanying Notes to Consolidated Financial Statements."
                                      -4-

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------



                                           Six Months Ended August 31, 2004
                                           --------------------------------

                                                      Weighted
                                         Net       Average Shares     Per Share
                                        Loss        Outstanding        Amount
                                     -----------    -----------      ----------
Basic/diluted loss per common share:

      Net Loss                       $(1,121,170)    51,246,242      $    (0.02)

Effect of dilutive securities               --             --           --

                                     -----------    -----------      ----------
      Total                          $(1,121,170)    51,246,242      $    (0.02)
                                     ===========    ===========      ==========



                                           Six Months Ended August 31, 2003
                                           --------------------------------

                                                      Weighted
                                         Net       Average Shares     Per Share
                                        Loss        Outstanding        Amount
                                     -----------    -----------      ----------
Basic/diluted loss per common share:

      Net Loss                       $ (390,738)     37,963,908      $    (0.01)

Effect of dilutive securities              --              --           --

                                     ----------      ----------      ----------
      Total                          $ (390,738)     37,963,908      $    (0.01)
                                     ==========      ==========      ==========



                                          Three Months Ended August 31, 2004
                                          ----------------------------------

Basic/diluted loss per common share:

      Net Loss                       $ (587,093)     51,606,480      $    (0.01)

Effect of dilutive securities              --              --           --

                                     ----------      ----------      ----------
      Total                          $ (587,093)     51,606,480      $    (0.01)
                                     ==========      ==========      ==========



                                          Three Months Ended August 31, 2003
                                          ----------------------------------

Basic/diluted loss per common share:

      Net Loss                       $ (205,493)     38,245,677      $   (0.005)

Effect of dilutive securities              --              --           --
                                     ----------      ----------      ----------

      Total                          $ (205,493)     38,245,677      $   (0.005)
                                     ==========      ==========      ==========





         "See Accompanying Notes to Consolidated Financial Statements."
                                       -5-

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   -----------



1.   Management Plans and Going Concern Matters

Mediscience   Technology  Corp.  (the  "Company")  has  no  revenues,   incurred
significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. The Company currently intends to seek additional financing through private placements or other financing alternatives, and may also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

2.   Nature of Operations and Basis of Presentation

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laser Diagnostics Instruments, Inc. ("LASER"), Photonics for Women's Oncology, LLC ("PHOTONICS"), Proscreen, LLC ("PROSCREEN") and Medi-Photonics Development, LLC (MEDI). MEDI is the only active subsidiary of the Company at this time. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the six and three month periods ended August 31, 2004 and 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


         "See Accompanying Notes to Consolidated Financial Statements."
                                       -6-

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

     LOSS PER COMMON SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents, such as options, would be antidilutive.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2005. At August 31, 2004, the Company had an incentive stock option plan for officers and employees and a consultants stock option plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to all awards. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; volatility ranging between 1.07 and 1.38; risk-free interest rate of 3.0%; and expected lives of 5 years.



                                                          Six Months Ended                     Three Months Ended
                                                             August 31,                             August 31,
                                                ----------------------------------      --------------------------------
                                                       2004               2003               2004              2003
                                                       ----               ----               ----              ----

Net loss, as reported                           $   (1,121,170)      $   (390,738)      $   (587,093)      $   (205,493)

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects             (16,408)           (16,408)            (8,204)            (8,204)

                                                --------------       ------------       ------------       ------------
Pro forma net loss                              $   (1,137,578)      $   (407,146)      $   (595,297)      $   (213,697)
                                                ==============       ============       ============       ============

Loss per share:

    Basic - as reported                         $       (0.022)      $     (0.010)      $     (0.011)      $     (0.005)
                                                ==============       ============       ============       ============

                                                ==============       ============       ============       ============
    Basic - pro forma                           $       (0.022)      $     (0.011)      $     (0.012)      $     (0.006)
                                                ==============       ============       ============       ============

    Diluted - as reported                       $       (0.022)      $     (0.010)      $     (0.011)      $     (0.005)
                                                ==============       ============       ============       ============

    Diluted - pro forma                         $       (0.022)      $     (0.011)      $     (0.012)      $     (0.006)
                                                ==============       ============       ============       ============


4.   Deferred Costs

During the six months ended August 31, 2004, the Company issued 2,225,000 fully vested restricted shares of its common stock to five consulting groups in exchange for services to be rendered, over a period of 12 - 48 months, for matters such as corporate management, marketing opportunities, product development, corporate funding, internal accounting and FDA clinical trials.
These costs, which are non-cash charges, have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of these costs is as follows:


              Six Months Ending      February 28, 2005  $      317,125

                 Year Ending         February 28, 2006         293,000

                 Year Ending         February 28, 2007         246,476

                 Year Ending         February 29, 2008         227,500


5.   Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust (the "Trust") totaling $30,000. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $ -0- at August 31, 2004 and $30,000 at February 29, 2004. Accrued interest at August 31, 2004 and February 29, 2004 totaled $ -0- and $10,626, respectively.

On June 20, 2002, the Company entered into an additional $120,045 promissory note with the Trust with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at August 31, 2004 and February 29, 2004 was $ -0- and $24,844, respectively.

The Company made an inducement offer to the Trust to convert all of its then outstanding notes. On March 8, 2004 the Trust accepted the offer to convert the principal amount of $150,045 plus related interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized a non-cash expense of $58,555 during the six-month period ending August 31, 2004.


6.   Related Party Transactions

From time to time, Mr. Katevatis, Chairman/CEO, advances funds to the Company to provide funding to pay operational expenses as they become due. These advances do not accrue interest. At August 31, 2004 and February 29, 2004, officer loans payable to Mr. Katevatis were, $31,542 and $31,542 respectively.

Legal services rendered by Mr. Katevatis amounted to $25,000 for the six months ended August 31, 2004 and August 31, 2003. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $6,891 and $9,430 for the six months ended August 31, 2004 and 2003, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart was the President and Chief Executive Officer of THM from 2000 to 2003. The agreement was terminated on April 12, 2004. On April 23, 2003, Mr. Engelhart was elected President and Chief Operating Officer of the Company and shortly thereafter entered into an employment agreement with the Company (Note 8). Expense reimbursements of $20,128 and $3,000 were accrued or paid to Mr. Engelhart for the six months ended August 31, 2004 and 2003, respectively, with respect to his role as President and Chief Operating Officer of the Company.

On August 1, 2004, the Company entered into a thirteen month consulting agreement with John Matheu, a Director and member of the audit committee, pursuant to which Mr. Matheu will provide management services to the Company. Mr. Matheu will be paid a monthly consulting fee of $4,166 during the term of the agreement and received an option to purchase 300,000 shares of common stock at $1.50 per share.


7.   Accrued Liabilities

Accrued liabilities consist of the following:


                                            August 31,      February 29,
                                            ----------      ------------
                                               2004              2004
                                               ----              ----



       Legal and professional fees         $   96,438        $  365,354
       Consulting and university fees       1,183,915         1,164,915
       Salaries and wages                   1,408,833         1,508,833
       Other                                   73,835            93,584
                                           ----------        ----------
                                           $2,763,021        $3,132,686
                                           ==========        ==========


Included in legal and professional fees as of August 31, 2004 and February 29, 2004 is $47,500 and $287,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of August 31, 2004 and February 29, 2004 is $1,140,318 and $1,121,318, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

Included in salaries and wages as of August 31, 2004 and February 29, 2004 is $1,406,333 and $1,406,333, respectively, owed to Mr. Katevatis with respect to his employment agreement (Note 8).

8.   Commitments and Contingencies

     Dr. Robert R. Alfano

In April 1992, the Company had entered into a five-year consulting agreement with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board which term was subsequently extended in 1995 to March 2002 and in 1999 to March 2007. Pursuant to the terms of the agreement, Dr. Alfano is paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per year in connection with the Company's medical photonics business and bonus and fringe benefits in accordance with policies and formulas applicable to key executives of the Company.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of 1% of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the six month periods ended August 31, 2004 and 2003.


     Other Royalties

The Company entered into an agreement for worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and 50% of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the six month periods ended August 31, 2004 and 2003.


     Research Foundation of the City University of New York

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the six months period ended August 31, 2004 and 2003.

In May 2004, MEDI, a wholly-owned subsidiary of the Company, and RFCUNY, entered into a one-year project agreement for research and development by RFCUNY and MEDI, primarily, but not exclusively, in the area of optical biopsy for the assembly of a commercially viable CD-Ratiometer and adjunctive technology. Under the terms of this agreement, the Company is granted an exclusive world-wide license, with the right to grant sublicenses, to make, use or sell patented imaging product technology for the molecular detection of cancer and physiological change.


     Employment Agreements

Mr. Peter Katevatis, Chief Executive Officer and Chairman of the Company, has an employment agreement with the Company. The agreement states that Mr. Katevatis is to be paid $200,000 per year. The agreement also provides for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract expires March 5, 2007.

On July 9, 2001, the Company entered into a three-year employment agreement with Sidney Braginsky, a Director. Pursuant to the terms of the agreement, Mr. Braginsky became the President and Chief Operating Officer of the Company and was to be paid $100,000 per annum. On April 26, 2003, Mr. Braginsky voluntarily terminated employment as President and Chief Operating Officer of the Company and waived all rights to any accrued compensation owed to him in respect to this agreement, which was recorded as of February 28, 2003.

On April 23, 2003, the Company entered into a three-year employment agreement with Mr. Michael Engelhart. Pursuant to the terms of the agreement, Mr. Engelhart became the President and Chief Operating Officer of the Company and is to be paid $120,000 per annum. The agreement also provides for an annual bonus to be awarded, at the discretion of the Board, in cash or common stock at the election of Mr. Englehart, and for the grant of a warrant to purchase an aggregate of 1,800,000 shares of common stock (Note 10).


     Consulting Agreement

In August 2004, the Company entered into a thirteen month consulting agreement with John Matheu, a Director and member of the audit committee. Pursuant to the terms of the agreement, Mr. Matheu is to assist in the final development of the CD-Ratiometer for which he will receive $4,166 per month. Mr. Matheu was also granted an option to purchase 300,000 shares of the Company's common stock for $1.50 per share.

On May 15, 2004, MEDI entered into a six month consulting agreement with Dr. Stan Wiener, M.D. pursuant to which Dr. Wiener will provide consulting services for the final development and FDA submission of the CD Ratiometer, including identification of sites for clinical trials, software development, development of calibration standards and operational manuals and training of medical personnel. Dr. Weiner will be paid $7,000 per month over the term of the agreement.


9.   Stockholders' Deficit

     Anti-Dilution Rights

The Company has granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2004, the Company issued 2,326,036 of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights and as of August 31, 2004, the Company is obligated to issue an additional 9,444 shares to Mr. Katevatis in connection with the anti-dilution rights.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2004, the Company issued 547,302 of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights and as of August 31, 2004, the Company is obligated to issue an additional 2,222 shares to Dr. Alfano in connection with the anti-dilution rights.


     Debt Conversion

On March 8, 2004, the Trust converted $185,515 of promissory notes and related interest into 1,460,000 shares of the Company's common stock (Note 5).


     Preferred Stock Conversion

On March 8, 2004, the Company converted 60 shares of its preferred stock into 6,000,000 shares of its common stock, under the terms of a preferred stock private placement offering dated February 1, 2004. Under the terms of the offering, the Company agreed to file a registration statement covering resale of the converted common shares, which it did on July 30, 2004.

     Stock Issued for Future Services

During March and April 2004, the Company issued 1,925,000 restricted shares of its common stock to three consulting groups in exchange for consulting services to be rendered over a 12-48 month period (Note 4).

During August 2004, the Company issued 300,000 restricted shares of its common stock to two consulting groups in exchange for past services and services to be rendered over approximately a two year period (Note 4).

     Stock Issued for Services

During August 2004, the Company issued 55,556 shares of its common stock at a value of $32,878 for secretarial services provided to the Company. The transaction was recognized based on the fair value of shares issued. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.


10.  Stock Options and Warrants

The Company maintains two stock options plans - the 1999 Incentive Stock Option Plan (The "1999 Plan") and the 2003 Consultants Plan (the "2003 Plan"), which were approved by the Company's stockholders on February 17, 2004.

The maximum number of shares issuable under the 1999 Plan and the 2003 Plan are 3,000,000 and 7,000,000, respectively.

In connection with his employment agreement, Mr. Braginsky was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 150,000 shares and at an option price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options is subject to a series of milestones described in his employment agreement. On April 26, 2003, Mr. Braginsky resigned from the Company and forfeited these stock options.

Mr. Engelhart was granted options to purchase 200,000 shares of the Company's common stock at an option price of $.25 per share, in which he was immediately vested. This grant resulted in a non-cash compensation charge of $70,000 during the year ended February 29, 2004.

Mr. Engelhart was also granted options to purchase up to 1,800,000 shares of the Company's common stock at an option price of $1.00 per share. Vesting and exercisability of these shares are contingent upon the attainment of certain milestones described in Mr. Engelhart's employment agreement.

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

During March 2004, the Company issued 50,000 shares of its restricted common stock to Laurence Elgart to satisfy his exercise of the warrant in February 2004 for $12,500.

During March 2004, the Company issued 100,000 shares of its restricted common stock to William Baker to satisfy his exercise of the warrant in February 2004 for $25,000.

During August 2004, Allan Moses was issued a warrant to purchase up to 100,000 shares of the Company's restricted common stock at a price of $2 per share. The warrant shall be exercisable from August 8, 2004 to August 8, 2006.

During August 2004, John Matheu, a Director of the Company, was granted options to purchase up to 300,000 shares of the Company's restricted common stock at an option price of $1.50 per share. Mr. Matheu's ability to exercise these options is subject to a series of milestones described in his consulting agreement.

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

The Company's strategy is to commercialize early cancer detection devices in the area of cervical, esophagus, oral and colon cancers and are based upon our developed technology, prototypes and expertise in the area of fluorescent imaging. Mediscience Technology Corp formed Mediphotonics Development Company, LLC, a New York limited liability company, to engage in the development of equipment for optical biopsy. Medi-Photonics has proven engineering expertise and successful experience in the technical and business processes needed to develop and augment existing scientific approaches and technology into commercially viable medical applications. On Sept. 8, 2004, Medi-Photonics Development Company, LLC, our wholly-owned subsidiary, entered into an agreement of intent to agree to jointly develop the "Compact Photonic Explorer" (CPE) or "pill camera", for medical and non-medical applications with Infotonics Technology Center (a consortium of Corning, Inc., Eastman Kodak Company and Xerox Corporation). The parties' initial focus of the project is developing a Compact Photonic Explorer (CPE) or "smart pill". The CPE has a photonic sensor that uses ultraviolet (UV) light to remotely monitor the health of human tissue in various environments. The product is being designed to potentially take a biopsy of various areas through spectroscopy. The initial target of the CPE is to develop a "smart pill" that targets the diagnosis of various forms of cancer throughout the GI tract.

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

     o    Debug unit and final check.

     o    Deliver CD-Ratiometer to Mediphotonics Development LLC.

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of and, as such, include amounts based on informed estimates and judgements of management, such as:

     >    Determining accruals and contingencies;
     >    Valuing options and other equity instruments;
     > Reviewing the realization/recoverability of deferred costs resulting from the issuance of common stock to acquire certain consulting services to be rendered in future periods.
     >    Deferred tax valuation allowance.

The Company used what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates. Actual results could differ from those estimates.

Item 3. Controls and Procedures
        -----------------------

     Explanation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

          On August 23, 2004, when the closing price of the Company's common stock as reported on the OTC Bulletin Board was $0.59, the Company (i) issued 200,000 restricted shares of its common stock at $0.59 per share to Cust, Dori & Benick, P.A. for accounting services rendered to the Company and (ii) issued 100,000 shares of common stock at $0.59 per share and granted an option to purchase 100,000 shares of common stock at $2.00 per share to Allan Moses under a consulting agreement pursuant to which Mr. Moses provided the Company with website management and design services (see Note 9).

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          In June 1998, the Company granted to each of Mr. Katevatis and Dr. Alfano the right and option to convert any debt then or thereafter owed to such individual by the Company into shares of common stock of the Company at a conversion rate of $0.25 per share for any principal or interest on such debts so converted. In order to exercise his right and option to convert debt into stock, Mr. Katevatis and Dr. Alfano are required to give the Company at least 70 days' prior written notice. On October 1, 2004, the Company and Mr. Katevatis and the Company and Dr. Alfano reduced these options into written agreements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (A)  Exhibits

          10.1 Agreement, dated October 1, 2004 between the Company and Robert Alfano

          10.2 Agreement, dated October 1, 2004 between the Company and Peter Katevatis

          10.3 Agreement  dated  August 1, 2004  between  the  Company  and John
               Matheu

          31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202


                                      -16

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                    (Registrant)


                                                    /s/ Peter Katevatis


                                                    ----------------------------
                                                    Peter Katevatis
                                                    Chairman of the Board and
                                                    Chief Executive Officer



October 20, 2004

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.         DESCRIPTION
-----------         -----------


10.1                Agreement,  dated  October 1, 2004  between  the Company and
                    Robert Alfano.

10.2                Agreement,  dated  October 1, 2004  between  the Company and
                    Peter Katevatis.

10.3                Agreement, dated August 1, 2004 between the Company and John
                    Matheu.
31.1
                    Certification  of the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
                    Certification  of the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
32
                    Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.