Form 10QSB
period 2004-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2005-01-20
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended November 30, 2004              Commission File Number  0-7405

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2004.

      Title of Class                               Number of Shares Outstanding
      --------------                               ----------------------------

Common Stock, par value
$.01 per share                                               53,346,647

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                NOVEMBER 30, 2004
                                -----------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet as of November 30, 2004
         (Unaudited) and February 29, 2004 (Audited)                         1

         Consolidated Statement of Operations for the Nine and Three
         Months Ended November 30, 2004 (Unaudited) and November 30,
         2003 (Unaudited)                                                    2

         Consolidated Statement of Changes in Stockholders' Deficit
         for the Nine Months Ended November 30, 2004 (Unaudited)             3

         Consolidated Statement of Cash Flows for the Nine Months
         Ended November 30, 2004 (Unaudited) and November 30, 2003
         (Unaudited)                                                         4

         Exhibit to Consolidated Statement of Operations                     5

         Notes to Financial Statements                                      6-14

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         15-16

Item 3.  Controls and Procedures                                           17-18

PART II. Other Information                                                   19

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                                          20

         Exhibit Index                                                       21

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------
                                                                          November 30,      February 29,
                                                                               2004             2004
                                                                           (Unaudited)       (Audited)
                                                                          ------------      ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                           $    342,878      $  1,406,371
      Prepaid Expenses                                                             938             3,388
                                                                          ------------      ------------
           Total Current Assets                                                343,816         1,409,759

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $204,552 -
        November 30, 2004; $204,361 - February 29, 2004                            701               892

OTHER ASSETS - Security Deposit                                                  1,800             1,800
------------
             - Deferred Costs                                                1,653,955                --
                                                                          ------------      ------------
TOTAL ASSETS                                                              $  2,000,272      $  1,412,451
------------                                                              ============      ============
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------

CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                          $     31,542      $    181,587
      Accounts Payable                                                          82,443            19,505
      Accrued Liabilities                                                    2,812,647         3,132,686
                                                                          ------------      ------------
           Total Current Liabilities                                         2,926,632         3,333,778
                                                                          ------------      ------------
LONG-TERM LIABILITIES
---------------------
      Long-Term Portion of Other Loans                                         280,000                --
                                                                          ------------      ------------
           Total Liabilities                                                 3,206,632         3,333,778
                                                                          ------------      ------------
STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares - November 30,
         2004; 60 Shares - February 29, 2004                                        --                 1
      Common Stock $.01 Par Value, Authorized 199,950,000
         Shares; Issued and Outstanding 53,346,647 Shares -
         November 30, 2004; 39,372,753 Shares - February 29, 2004              533,467           393,727
      Additional Paid-in Capital                                            22,395,478        20,076,019
      Accumulated Deficit                                                  (24,135,305)      (22,391,074)
                                                                          ------------      ------------
           Total Stockholders' Deficit                                      (1,206,360)       (1,921,327)
                                                                          ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                 $  2,000,272      $  1,412,451
-----------------------------------------                                 ============      ============

                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                NINE MONTHS                        THREE MONTHS
                                                -----------                        ------------
                                           2004              2003              2004              2003
                                           ----              ----              ----              ----
Net Sales                              $         --      $         --      $         --      $         --

Cost of Sales                                    --                --                --                --
                                       ------------      ------------      ------------      ------------

       Gross Profit                              --                --                --                --

General and Administrative Expense        1,310,111           490,296           497,803           162,469
Product Development Expense                 306,122            17,725            90,537             3,593
Debt Conversion Inducement Expense           58,555                --                --                --
Advertising, Travel and Marketing            72,245            55,384            35,023             6,239
                                       ------------      ------------      ------------      ------------
       Total Expenses                     1,747,033           563,405           623,363           172,301
                                       ------------      ------------      ------------      ------------

Other Income                                  2,802               427               302                61
                                       ------------      ------------      ------------      ------------

Net Loss                               $ (1,744,231)     $   (562,978)     $   (623,061)     $   (172,240)
                                       ============      ============      ============      ============

Basic and Diluted Loss Per Common
   Share                               $     (0.034)     $     (0.015)     $      (0.01)     $     (0.005)
                                       ============      ============      ============      ============

Weighted Average Common Shares
   Outstanding                           51,677,488        38,433,523        52,539,980        39,372,753
                                       ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                                        Additional
                                                                                                        ----------
                                                         Preferred Stock             Common Stock         Paid-In       Accumulated
                                                         ---------------             ------------         -------       -----------
                                                      Shares        Amount      Shares        Amount      Capital         Deficit
                                                      ------        ------      ------        ------      -------         -------
BALANCE, FEBRUARY 29, 2004                                  60     $     1    39,372,753   $  393,727  $ 20,076,019    $(22,391,074)

    Conversion of Preferred Stock                          (60)         (1)    6,000,000       60,000       (59,999)

    Issuance of Stock - Exercise of Warrants                                     150,000        1,500        (1,500)

    Issuance of Stock for Future Consulting Services                           1,925,000       19,250     1,232,000

    Issuance of Stock - Anti-dilution Rights                                   3,083,338       30,834       (30,834)

    Issuance of Stock - Debt Conversion                                        1,460,000       14,600       229,470

    Issuance of Stock - Debt Conversion and Future
      Consulting Services                                                        200,000        2,000       116,000

    Issuance of Stock for Secretarial and
       Consulting Services                                                       155,556        1,556        90,222

    Issuance of Stock-Collaborative Research
       Agreement                                                               1,000,000       10,000       744,100

    Net Loss                                                                                                             (1,744,231)
                                                      --------     -------   -----------   ----------  ------------    ------------

BALANCE, NOVEMBER 30, 2004                                  --     $    --    53,346,647   $  533,467  $ 22,395,478    $(24,135,305)
                                                      ========     =======   ===========   ==========  ============    ============

                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                     2004             2003
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
       Net Loss                                                  $(1,744,231)     $  (562,978)
       Adjustments to Reconcile Net Loss to Net Cash Used in
          Operating Activities:
             Depreciation                                                191              192
             Amortization of Deferred Costs                          471,079               --
             Debt Conversion Inducement Expense                       58,555               --
             Issuance of Common Stock for Services                    32,778               --
                                                                 -----------      -----------
             Subtotal                                             (1,181,628)        (562,786)

       Changes in Assets and Liabilities:
             Decrease in Prepaid Expenses                              2,450           13,992
             (Decrease) Increase in Accounts Payable                  62,938          (22,527)
             (Decrease) Increase in Accrued Liabilities             (227,253)         415,694
                                                                 -----------      -----------
                   Net Cash Used in Operating Activities          (1,343,493)        (155,627)
                                                                 -----------      -----------
CASH FLOWS  FROM INVESTING ACTIVITIES
-------------------------------------                                     --               --
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
       Proceeds From Issuance of Debt                                280,000               --
       Increase in Officer Loans                                          --           37,502
       Proceeds From Exercise of Common Stock Warrants                    --           19,000
                                                                 -----------      -----------
                   Net Cash Provided by Financing Activities         280,000           56,502
                                                                 -----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS                             (1,063,493)         (99,125)
-------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

       Beginning Balance                                           1,406,371          119,681
                                                                 -----------      -----------

       Ending Balance                                            $   342,878      $    20,556
                                                                 ===========      ===========

                 See Notes to Consolidated Financial Statements.

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------

                                                                       Nine Months Ended November 30, 2004
                                                        -----------------------------------------------------------------
                                                                                      Weighted
                                                             Net                   Average Shares              Per Share
                                                            Loss                     Outstanding                 Amount
                                                            ----                     -----------                 ------
Basic/diluted loss per common share:

Net Loss                                                $(1,744,231)                 51,677,488                $  (0.034)

       Effect of dilutive securities                             --                          --                       --

                                                        -----------                 -----------                ---------
       Total                                            $(1,744,231)                 51,677,488                $  (0.034)
                                                        ===========                 ===========                =========

                                                                        Nine Months Ended November 30, 2003
                                                        -----------------------------------------------------------------
                                                                                      Weighted
                                                             Net                   Average Shares              Per Share
                                                            Loss                     Outstanding                 Amount
                                                            ----                     -----------                 ------
Basic/diluted loss per common share:

Net Loss                                                $  (562,978)                 38,433,523                $  (0.015)

       Effect of dilutive securities                             --                          --                       --
                                                        -----------                 -----------                ---------
       Total                                            $  (562,978)                 38,433,523                $  (0.015)
                                                        ===========                 ===========                =========

                                                                       Three Months Ended November 30, 2004
                                                        -----------------------------------------------------------------
Basic/diluted loss per common share:

Net Loss                                                $  (623,061)                 52,539,980                $   (0.01)

       Effect of dilutive securities                             --                          --                       --
                                                        -----------                 -----------                ---------
       Total                                            $  (623,061)                 52,539,980                $   (0.01)
                                                        ===========                 ===========                =========

                                                                       Three Months Ended November 30, 2003
                                                        -----------------------------------------------------------------
Basic/diluted loss per common share:

Net Loss                                                $  (172,240)                 39,372,753                $  (0.005)

       Effect of dilutive securities                             --                          --                       --
                                                        -----------                 -----------                ---------
       Total                                            $  (172,240)                 39,372,753                $  (0.005)
                                                        ===========                 ===========                =========

                 See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   -----------

1.    Management Plans and Going Concern Matters

Mediscience Technology Corp. and Subsidiaries (the "Company") has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. The Company intends to seek additional financing through private placements or other financing alternatives, and may also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

2.    Nature of Operations and Basis of Presentation

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiaries, Laser Diagnostics Instruments, Inc. ("LASER"), Photonics for Women's Oncology, LLC ("PHOTONICS"), Proscreen, LLC ("PROSCREEN") and Medi-Photonics Development, LLC ("MEDI"). MEDI is the only active subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the nine and three month periods ended November 30, 2004 and 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

      Accounting for Stock-Based Compensation

The Company follows the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2005. At November 30, 2004, the Company had an incentive stock option plan for officers and employees and a consultants stock option plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to all awards.

                                                           Nine Months Ended                      Three Months Ended
                                                              November 30,                            November 30,
                                                   ----------------------------------      ----------------------------------
                                                        2004                 2003               2004                 2003
                                                        ----                 ----               ----                 ----
Net loss, as reported                              $   (1,744,231)     $     (562,978)     $     (623,061)     $     (172,240)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects         $           --      $           --      $           --      $           --
                                                   --------------      --------------      --------------      --------------
Pro forma net loss                                 $   (1,744,231)     $     (562,978)     $     (623,061)     $     (172,240)
                                                   ==============      ==============      ==============      ==============

Basic and Diluted Loss per share:

    As reported                                    $       (0.034)     $       (0.015)     $        (0.01)     $       (0.005)
                                                   ==============      ==============      ==============      ==============
    Pro forma                                      $       (0.034)     $       (0.015)     $        (0.01)     $       (0.005)
                                                   ==============      ==============      ==============      ==============

       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share- Based Payment," which requires companies to measure and recognize compensation expense for all stock- based payments at fair value. SFAS 123(R) is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of fiscal 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of adopting SFAS 123(R) but does not expect to have a material impact on its results of operations or its financial condition.

4.    Deferred Costs

During the nine months ended November 30, 2004, the Company issued 3,225,000 fully vested restricted shares of its common stock to six consulting groups in exchange for services to be rendered, over a period of 12 - 60 months, for matters such as corporate management, marketing opportunities, product development and research, corporate funding, internal accounting and FDA clinical trials (Note 9). These costs have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of these costs is as follows:

       Three Months Ending              February 28, 2005     $   199,267
           Year Ending                  February 28, 2006         434,389
           Year Ending                  February 28, 2007         390,612
           Year Ending                  February 29, 2008         378,320
           Year Ending                  February 28, 2009         150,820
           Year Ending                  February 28, 2010         100,547

5. Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust (the "Trust") totaling $30,000. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $ -0- at November 30, 2004 and $30,000 at February 29, 2004. Accrued interest at November 30, 2004 and February 29, 2004 totaled $ -0- and $10,626, respectively.

On June 20, 2002, the Company entered into an additional $120,045 promissory note with the Trust with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at November 30, 2004 and February 29, 2004 was $ -0- and $24,844, respectively.

The Company made an inducement offer to the Trust to convert all of its then outstanding notes. On March 8, 2004 the Trust accepted the offer to convert the principal amount of $150,045 plus related interest of $35,470 to 1,460,000 common shares (Note 9). In connection with the inducement offer and related conversion, the Company recognized an expense of $58,555 during the nine-month period ended November 30, 2004.

In November 2004, the Company entered into a $200,000 promissory note agreement with the Trust. The agreement provides for interest at 11% and a maturity date of November 18, 2006. Accrued interest is due and payable on January 15, 2005, January 15, 2006 and the maturity date. After the maturity date, unpaid principal and accrued interest on the promissory note bear interest at 15%.

In November 2004, the Company entered into a $50,000 promissory note agreement with an individual. The agreement provides for interest at 5% and a maturity date of November 18, 2006. Accrued interest is due and payable on January 15, 2005, January 15, 2006 and the maturity date. After the maturity date, unpaid principal and accrued interest on the promissory note bear interest at 7%.

6.    Related Party Transactions

From time to time, Mr. Katevatis, Chairman/CEO, advances funds to the Company to provide funding to pay operational expenses as they become due. These advances do not accrue interest. At November 30, 2004 and February 29, 2004, officer loans payable to Mr. Katevatis were, $31,542 and $31,542 respectively.

Legal services rendered by Mr. Katevatis amounted to $37,500 for the nine months ended November 30, 2004 and November 30, 2003. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $12,909 and $13,093 for the nine months ended November 30, 2004 and 2003, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart was the President and Chief Executive Officer of THM from 2000 to 2003. The agreement was terminated on April 12, 2004. On April 23, 2003, Mr. Engelhart was elected President and Chief Operating Officer of the Company and shortly thereafter entered into an employment agreement with the Company (Note 8). Expense reimbursements of $23,090 and $6,000 were accrued or paid to Mr. Engelhart for the nine months ended November 30, 2004 and 2003, respectively, with respect to his role as President and Chief Operating Officer of the Company.

On August 1, 2004, the Company entered into a thirteen month consulting agreement with John Matheu, a Director and member of the audit committee, pursuant to which Mr. Matheu will provide management services to the Company (Note 8). Mr. Matheu will be paid a monthly consulting fee of $4,166 during the term of the agreement and received an option to purchase 300,000 shares of common stock at $1.50 per share.

7.    Accrued Liabilities

Accrued liabilities consist of the following:

                                                November 30,     February 29,
                                                ------------     ------------
                                                    2004             2004
                                                    ----             ----

            Legal and professional fees          $  134,888       $  365,354
            Consulting and university fees        1,186,415        1,164,915
            Salaries and wages                    1,408,833        1,508,833
            Other                                    82,511           93,584
                                                 ----------       ----------
                         Total                   $2,812,647       $3,132,686
                                                 ==========       ==========

Included in legal and professional fees as of November 30, 2004 and February 29, 2004 is $45,000 and $287,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of November 30, 2004 and February 29, 2004 is $1,142,818 and $1,121,318, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

Included in salaries and wages as of November 30, 2004 and February 29, 2004 is $1,406,333 and $1,406,333, respectively, owed to Mr. Katevatis with respect to his employment agreement (Note 8).

Included in salaries and wages as of November 30, 2004 and February 29, 2004 is $2,500 and $102,500, respectively, owed to Mr. Engelhart with respect to his employment agreement (Note 8).

8.    Commitments and Contingencies

      Dr. Robert R. Alfano

In April 1992, the Company entered into a five-year consulting agreement with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board which term was subsequently extended in 1995 to March 2002 and in 1999 to March 2007. Pursuant to the terms of the agreement, Dr. Alfano is paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per year in connection with the Company's medical photonics business and bonus and fringe benefits in accordance with policies and formulas applicable to key executives of the Company.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of 1% of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the nine month periods ended November 30, 2004 and 2003.

      Other Royalties

The Company entered into an agreement for worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and 50% of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the nine month periods ended November 30, 2004 and 2003.

      Research Foundation of the City University of New York

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The Research Agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the nine months period ended November 30, 2004 and 2003.

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

      Employment Agreements

Mr. Peter Katevatis, Chief Executive Officer and Chairman of the Company, has an employment agreement with the Company. The agreement states that Mr. Katevatis is to be paid $200,000 per year. The agreement also provides for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract expires March 5, 2007 (Note 7).

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

On December 9, 2004, the Company entered into an Amended and Restated Employment Agreement with Mr. Engelhart, which restated and amended the terms of his employment agreement to clarify the original intent of the parties with respect to the nature of the stock options granted to Mr. Engelhart. Mr. Engelhart was granted an option to purchase 200,000 shares of the Company's common stock at an option price of $0.25 per share, in which he was immediately vested. This grant resulted in a non-cash compensation charge of $70,000 during the year ended February 29, 2004 (Note 10). Mr. Engelhart was also granted an option to purchase an aggregate of 1,800,000 shares of the Company's common stock at an option price of $1.00 per share. The 1,800,000 options vest upon attainment of either Critical Milestones or Financial Milestones, as both terms are defined in the employment and incentive stock option agreements.

      Consulting Agreement

In August 2004, the Company entered into a thirteen month consulting agreement with John Matheu, a Director and member of the audit committee (Note 6). Pursuant to the terms of the agreement, Mr. Matheu is to assist in the final development of the CD-Ratiometer for which he will receive $4,166 per month. Mr. Matheu was also granted an option to purchase 300,000 shares of the Company's common stock for $1.50 per share.

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

9.    Stockholders' Deficit

      Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the nine-months ended November 30, 2004, the Company issued 2,496,036 of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights and as of November 30, 2004, the Company is obligated to issue an additional 9,444 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the nine-months ended November 30, 2004, the Company issued 587,302 of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights and as of November 30, 2004, the Company is obligated to issue an additional 2,222 shares to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

      Debt Conversion

On March 8, 2004, the Trust converted $185,515 of promissory notes and related interest into 1,460,000 shares of the Company's common stock (Note 5).

      Preferred Stock Conversion

On March 8, 2004, the Company converted 60 shares of its preferred stock into 6,000,000 shares of its common stock, under the terms of a preferred stock private placement offering dated February 1, 2004. Under the terms of the offering, the Company agreed to file a registration statement covering resale of the converted common shares, which it did on December 20, 2004.

      Common Stock Issued for Future Services

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

      Common Stock Issued for Services

During August 2004, the Company issued 55,556 shares of its common stock at a value of $32,878 for secretarial services provided to the Company. The transaction was recognized based on the fair value of shares issued. This was recorded as general and administrative expense in the consolidated statement of operations.

      Common Stock Issued for Collaborative Research and Development Agreement

On November 9, 2004, the Company, through its subsidiary MEDI, entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a Not-for-Profit Corporation, a consortium of founding participants Corning Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue remotely monitoring the health/status of various medical environments, e.g., the detection of various types of cancer and the monitoring of body functions. Other markets from the research program would include commercially viable miniature devices for sensing of biological and chemical species like bacteria and pollutants. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. The Agreement has certain rights including but not limited to ownership, future development services, first right and right of first refusal for manufacturing and indemnification.

As consideration for Infotonics to carry out the research, the Company issued to Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100. In addition, the Company granted a warrant exercisable at $3.00 per share for 1,000,000 shares of common stock, and will pay fees for specific research services to be determined by Infotonics based upon detailed Statements of Work, to be agreed upon as the research progresses.

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

Mr. Engelhart was granted options to purchase 200,000 shares of the Company's common stock at an option price of $.25 per share, in which he was immediately vested. This grant resulted in a non-cash compensation charge of $70,000 during the year ended February 29, 2004 (Note 8).

Mr. Engelhart was also granted options to purchase up to 1,800,000 shares of the Company's common stock at an option price of $1.00 per share. Vesting and exercisability of these shares are contingent upon the attainment of certain milestones described in Mr. Engelhart's employment agreement.

In connection with the Company's agreement with the RFCUNY (Note 8), the Company granted a warrant to RFCUNY to purchase 600,000 shares of the Company's common stock at a price of $1.00 per share. The warrant can be exercised within a five year period ending June 2007.

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

During August 2004, John Matheu, a Director of the Company, was granted options to purchase up to 300,000 shares of the Company's restricted common stock at an option price of $1.50 per share (Note 8). Mr. Matheu's ability to exercise these options is subject to a series of milestones described in his consulting agreement.

During November 2004, Infotonics Technology Center, Inc. was issued a warrant to purchase up to 1,000,000 shares of the Company's restricted common stock at a price of $3 per share. The warrant shall be exercisable from November 9, 2004 to November 9, 2010.

11.   Subsequent Events

On December 9, 2004, the Company entered into a $50,000 promissary note agreement with an individual. The agreement provides for interest at 5% and a maturity date of November 18, 2006. Accrued interest is due and payable on January 15, 2005, January 15, 2006 and the maturity date. The Company received $30,000 prior to November 30, 2004.

The Company filed Pre-Effective Amendment No. 2 to Form S-3 on Form SB-2/A on December 23, 2004, which was declared effective by the Securities and Exchange Commission on January 12, 2005.

                         MANAGEMENT'S PLAN OF OPERATION

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

The Company's strategy is to commercialize early cancer detection devices in the area of cervical, esophagus, oral and colon cancers and is based upon our developed technology, prototypes and expertise in the area of fluorescent imaging. The Company formed Mediphotonics Development Company, LLC, a New York limited liability company (Medi), to engage in the development of equipment for optical biopsy. Through its relationship with Infotonics, the Company will have proven engineering expertise and successful experience in the technical and business processes needed to develop and augment existing scientific approaches and technology into commercially viable medical applications. On November 9, 2004, Medi, entered into an agreement to jointly develop the "Compact Photonic Explorer" (CPE) or "pill camera", for medical and non- medical applications with Infotonics Technology Center, Inc. (Infotonics), (a consortium of Corning, Inc., Eastman Kodak Company and Xerox Corporation). The parties' initial focus of the project is developing a Compact Photonic Explorer (CPE) or "smart pill". The CPE has a photonic sensor that uses ultraviolet (UV) light to remotely monitor the health of human tissue in various environments. The product is being designed to potentially take a biopsy of various areas through spectroscopy. The initial target of the CPE is to develop a "smart pill" that targets the diagnosis of various forms of cancer throughout the GI tract.

Medi and Research Foundation of City College of New York (RF-CUNY) have undertaken a joint program of development to be conducted by RF-CUNY and Medi, primarily, but not exclusively, in the area of optical biopsy for the assembly of a commercially viable CD-Ratiometer and adjunctive technology. The joint development agreement calls for:

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

      o     Deliver CD-Ratiometer to Mediphotonics Development LLC.

On December 9, 2005, Medi completed development of the CD-Ratiometer and submitted Pre-IDE briefing materials to the FDA with respect to the use of the CD-Ratiometer in the area of cervical cancer detection.

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgements of management, such as:

      o     Determining accruals and contingencies;

      o     Valuing options and other equity instruments;

      o Reviewing the realization/recoverability of deferred costs resulting from the issuance of common stock to acquire certain consulting services to be rendered in future periods.

      o     Deferred tax valuation allowance.

The Company used what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates. Actual results could differ from those estimates.

Item 3.     Controls and Procedures
            -----------------------

            Evaluation of disclosure controls and procedures

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

            Internal controls over financial reporting

            In connection with their review of the Company's November 30, 2004 interim financial statements, the Company's independent registered public accounting firm identified certain material weaknesses and other deficiencies in our internal control. The Public Company Accounting Oversight Board, Standard No. 2 states a material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented of detected."

            The Company's independent registered public accounting firm identified the following material weaknesses in the Company's internal controls:

                  1. The Company does not have sufficient resources and therefore:

                                a.    is heavily dependent on external legal
                                      counsel and an accounting consultant for financial accounting and reporting functions and,

                                b. lacks proper segregation of duties over the authorization and approval of transactions.

                  2. Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles of significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

                  3. The Company does not have sufficient internal control policies and procedures over reviewing formal vendor and other agreements.

                  4. The Company does not have a formal budgeting process and does not prepare written BOD and committee meeting minutes on a timely basis.

                  5.    The Company has informal policies and procedures.

            In connection with the material control weaknesses discussed above, we have or expect to take the following actions:

                  1. The Company has and will continue to consult with external legal counsel prior to execution of material contracts and filings with the Securities and Exchange Commission.

                  2. The Company has and will continue to consult with an accounting consultant and improve its analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

                  3. Once adequate funding is obtained, the Company intends to hire a full time chief financial officer with requisite skills. At that point the Company will further remediate all of the above material control weaknesses.

            There were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than the material control weaknesses discussed above.

            A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            On November 9, 2004, the Company, through its subsidiary MEDI, entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a Not-for-Profit Corporation, a consortium of founding participants Corning Inc., Eastman Kodak Company and Xerox Corporation.

            As consideration for Infotonics to carry out the research, the Company issued to Infotonics 1,000,000 shares of its common stock. The estimated fair market value has been determined to be $754,100. In addition, the Company granted a warrant exercisable at $3.00 per share for 1,000,000 shares. (See Note 9).

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

            None

Item 5.     Other Information
            -----------------

            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (A)   Exhibits

            10.1 Agreement, dated as of November 11, 2004 between the Company and Infotonics Technology Center, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated November 11, 2004)

            31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                           MEDISCIENCE TECHNOLOGY CORP.
                                           (Registrant)


                                           /s/ Peter Katevatis
                                           --------------------------------
                                           Peter Katevatis
                                           Chairman of the Board and
                                           Chief Executive Officer

January 19, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------

    10.1 Agreement, dated as of November 11, 2004 between the Company and Infotonics Technology Center, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated November 11,
                        2004)

    31.1                Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes- Oxley Act of 2002.

    31.2                Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes- Oxley Act of 2002.

    32 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.