Form 10KSB
period 2005-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2005-06-14
CIK 64647

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
             ACT OF 1934 for the fiscal year ended February 29, 2005

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

      For the transition period from February 28, 2004 to February 29, 2005

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

         Issuer's telephone number, including area code: (201)-925-5077
        Securities registered pursuant to section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by the average bid and asked price of the common equity of the Registrant, as of, June 2, 2005, ($0.56 per share) was:$32,696,908.24

The number of shares outstanding of Registrant's common stock, as of June 2, 2005, was 58,837,334. (See subsequent events Item 13) The issuer has no other classes of common equity outstanding as of that date.

         Title of Each Class                       Number of Shares Outstanding

Common Stock, par value $.01 per share                       58,837,334

Preferred Stock, par value $0.1 per share                       -0-

8-K report Dated March 31, 2005: April 1, 2005--Registrant has engaged The Investor Relations Group, Inc. (IRG), based in New York City, to serve as its financial relations and corporate communications agency of record. Agreement filed as Exhibit 99.1 hereto. Press Release Exhibit 99.2

8-K report dated February 26, 2005 Parente Randolph LLC Our Former Independent Auditor Firm was resigned effective February 28, 2005 Item 4.01 Changes in Registrant's Certifying Accountant.)

8-K report dated March 14, 2005 registrant engaged auditors Cogan Sklar LLP 150 Monument Road Suite 500 Bala Cynwyd Penna. 19004 as Auditor for for the year ended February 28, 2005. Cogan Sklar LLP is registered and approved by the Public Company Oversight Board and is independent with respect to registrant within the meaning of applicable Securities Acts (Item 4.01 Changes in Registrant's Certifying Accountant).

8-K report dated Nov. 17, 2003--Registrant announced its agreement dated April 1, 2005 with Research Foundation - City University of New York (RF-CUNY) to modify and integrate the Company's CD-Ratiometer(TM) and CD-Map(TM) to couple a micro-endscope for molecular fluorescence measurements of breast ducts. Agreement filed as Exhibit 99.1 hereto under Item Section 1 Registrants Business and Operations and Item 1.01. Entry into a material definitive agreement

8-K Report dated January 27, 2005 CONSULTANT RESEARCH AND DEVELOPMENT AGREEMENT dated January 21, 2005 by and between Registrant and Dr. Julian Kim of the Cleveland Clinic

Registrant announced SB-2 SEC registration 333-117820 SEC was declared effective January 12, 2005 dated December 21, 2004 for 8,075,000 shares. On March 8, 2004, under the terms of a preferred stock private placement offering concluded in February 2004, the Company converted had 60 shares of its preferred stock into 6,000,000 shares of its common stock.

8-KA Report dated Decewmber,9,2004 an amended and restated employment agreement dated December 9, 2004 through April 2006 between the Company and Michael Engelhart to clarify the original intent with respect to the original employment agreement and the instruments issued to the employee pursuant to the original employment agreement so as to eliminate any ambiguities and inconsistencies._

8-K December 9, 2004 Medi-Photonics Development LLC wholly owned NY Subsidiary announced the COMPLETION OF DEVELOPMENT OF ITS OPTICAL BIOPSY "CANCER DIAGNOSTIC RATIOMETER"(TM) AND SUBMISSION TO THE FDA OF PRE-IDE BRIEFING MATERIALS

8-K November 9, 2004 Agreement between Registrants NY sub. Medi-Photonics LLC and Infotonics Technology Center, a not-for-profit corp. - consortium (Corning, ,Kodak and Xerox) for the funding and development of commercially device/s i.e ("The Compact Photonic Explorer (CPE) project, a four-year multidisciplinary/multi-institutional effort to develop miniature devices that use light to remotely monitor the health of various environments. Initial focus is developing a "photonic pill" to detect cancer and monitor body functions.") for Mediscience Technology Corp. that will make use of ultraviolet light to diagnose the health of living tissue remotely monitoring the health/status of various medical environments, e.g., the detection of various types of cancer and the monitoring of body functions. The Parties also wish to develop from the research program commercially viable miniature devices for other markets, such as the "sensing" of biological and chemical species and other non-medical applications Agreement filed as Exhibit 99.1 hereto.

                      DOCUMENTS INCORPORATED BY REFERENCE:

All SEC 10-KSB, 8-K and 10-Q filings, SEC 14C filing, Registrant. filed its "Definitive" Information Statement 14C after SEC review and compliance on January 20, 2004, noticing, January 16, 2004 as the legal "Record Date" and identifying those shareholders entitled to receive with a mailing to shareholders of record on January 20, 2004. A summary of our letter to shareholders and proposed agenda is included in for your information. See ITEM
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS supra

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

8-K dated January 18, 2004 On Jauary17, 2004 registrant initiated and completed a 1.5 Million private placement of Mediscience non-interest bearing Convertible Preferred, with individual dollar investment at no less than $25,000 for each of 60 shares each convertible into (100,000 shares of MTC common. at $.25 cents per share). MTC will issue on conversion of all MTC CP shares a total of six (6) million common shares. The private placement agreement by its terms provide that MTC management can at any time and for any reason and without notice to the investors convert all MTC CP shares issued.

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

8-K Report w/exhibits dated March 13, 2003 effective April 26, 2003 Mr. Sidney Braginsky, former President COO and the Registrant agreed to the total and immediate nullification and termination of his July 9, 2001 agreement with Mediscience Technology Corp. together with all its terms and conditions, including any claim for accruals in salary and/or expenses effective retroactively as of July 9, 2001. Mr. Braginsky continues as an active Board member.

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

Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

      Consolidated Balance Sheets- February 29, 2005 and February 28, 2004

      Consolidated Statements of Operations for the years ended February 29, 2005, and February 28, 2004 and February 28, 2003

      Consolidated Statement of Stockholders Deficit for the years ended February 29, 2005, and February 28, 2004 and February 28, 2003

      Consolidated Statements of Cash Flows for the years ended February 29, 2005, and February 28, 2004 and February 28, 2003

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

The Company has successfully conducted preclinical and clinical evaluations which continue to support our belief that our proprietary technology, when fully developed, will be useful in the screening and diagnosis of cancer. The Company's technology, if successfully developed, will have substantial commercial appeal due to its: non-invasive nature; delivery of immediate results; enhanced diagnostic sensitivity and specificity and; appeal to physicians whom will potentially generate better patient outcomes and revenues that currently accrue to an off site pathology laboratory.

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

Strategy

The Company's strategy is to commercialize early cancer screening and detection devices based upon its developed technology, completed proto-type's, and expertise in the area of Fluorescent Imaging. In addition to acquiring and seeking additional conventional direct investment into the Company the Company optionally may use an Organizational Structure of wholly owned subsidiary LLC, each with its own Intellectual Property supported application. Our key purpose is to maximize the value of the Company's Intellectual Property. Our first LLC commercial effort "MEDI-PHOTONICS

DEVELOPMENT, a New York City New York State domiciled LLC" will be in the area of early cancer screening and detection for cervical cancer. To that end, the company is: in possession of a working prototype; building upon the management team; and completing a plan for submitting its CD-Ratiometer, an optical biopsy device to the Food and Drug Administration (FDA) for a Pre-IDE Meeting. The company is working on early cancer detection devices in the areas of breast (both in-vivo and ex-vivo), prostate, colon, esophagus, ingestible pill camera and skin cancer; with encouraging results. With regard to the company's commercialization plan, the company is in various stages of business development activity with potential distributors, strategic partners, and other strategic investors. We believe that our Technology will be broadly applicable in cancer screening and diagnosis; the company is preparing to submit for 510k exemption, however presently, each approved labeled indication is expected to require separate pre-marketing approval (a "PMA"), which will be both time-consuming and costly. In using LLC's we could carefully select and prioritize targeted diagnostic indications to maximize the return on development and clinical investments. We regard our "516" and other related patents (such as 5,131,398) as pioneering, blocking and dominant in the area of cancer diagnosis using fluorescence spectroscopy both in-vivo and in-vitro.

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

      The Optical Biopsy characterizes the fluorescence signatures from normal and malignant tissue from multiple organ sites and developed algorithms to distinguish malignant tissue from normal. The onset of carcinogenesis causes molecular and structural changes in tissues. These molecular and structural changes can be observed in the differences in the fluorescence spectra between benign, precancerous and cancerous tissues. The important diagnostic fluorophores found in human tissue include several amino acids, proteins and other biomolecules (i.e. tryptophan, collagen, nicotinamide adenine dinucleotide {NADH}, elastin, flavins and porphyrins). Optical Biopsy offers some significant improvements over classical methods. It does not require removal of tissue, results are available in real time, and it is highly sensitive to changes occurring on a sub millimeter size scale. Our instrumentation is lamp-based. It does not require the use of lasers. The use of broad band UV-visible lamps as an excitation source extends the capability of the technology by allowing the instrumentation to probe multiple fluorophores. Our instrumentation permits acquisition of emission, excitation, diffuse reflection, and, the recently developed, Stokes shift spectra for enhanced diagnostic accuracy.

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
--------------------------------------------------------------------------------------------------------------

                                  The Products

The Company is developing commercially viable products in the areas of cervical, full spectrum GI, ingestible pill camera, breast and oral cavity that employ our technology for cancer screening and diagnosis. The Company's devices are based upon the Company's Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamplight to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiber optic probe is attached to each of our devices to transmit the optical excitation signal and to retrieve the native fluorescence response. The CD instruments demonstrate a great deal of versatility and a broad range of potential alternative applications depending on the preferred configuration of the fiber optic probe. For example, the fiber optic probe can be configured as a convenient hand held probe for easy-to-access areas such as the oral cavity or the skin surface, or the optical fiber can be fed down the working channel of a rigid or flexible endoscopes for assessment of the upper or lower GI tract, through a cystoscope for study of the urinary tract, a colposcope for gynecological evaluation or a laparoscope's for evaluation of internal organs, and even through a core biopsy needle to optically assess breast tumors or other deep tissue tumors, such as sometimes occur in the pancreas, liver or prostate. The CD Scan product prototype is oriented to medical research. It is designed to provide optical scanning capability over a broad spectrum of optical wavelengths for evaluation of tissue. We use the CD Scan whenever possible to help define the critical scanning and emission wavelengths for our two other prototypes products.

The CD-Ratiometer is a simple, compact instrument with user-friendly features and characteristics and has been designed to optically assess the scanned tissue only at pre-established optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. We expect that the CD Ratiometer with its anticipated assortment of disposable probe designs will be the preferred product for medical practitioners to use in the office or clinical setting.

The CD Map is a vision instrument that is being designed to optically interrogate an area of tissue rather than selective individual points. Although it is at an earlier stage of design than either the CD Scan or CD Ratiometer, it is expected to report out similar results in the form of a colored map on a computer screen distinguishing normal areas from abnormal areas via color differentiation. Successful development of the CD Map will be especially useful in assisting cancer surgeons in clearly defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents.

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

Our CD products are designed primarily to be used directly on human patients in-vivo. Part of the process of product development and FDA approval is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because ofanticipated clinical utility of our technology and prototype CD products, we have been able to develop important collaborative relationships with some of the most highly regarded cancer center research hospitals in the United States to assist in the clinical evaluation of our prototype products. These institutions include Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston

A Phase I clinical feasibility study of the upper aerodigestive tract was carried out at Memorial Sloan-Kettering under the principal investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention. It was established in this study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its technology. A Phase II clinical study in the upper aerodigestive tract is scheduled to begin when funding is available.

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

The application is then subjected to an "international search." The said search results in an "international search report," that is, a listing of the citations of such published documents that might affect the patentability of the invention claimed in the international application. The ISA also prepares a written opinion on patentability. The report and the written opinion are communicated by the ISA to the applicant who may decide to withdraw the application, if the said report or opinion makes the granting of a patent unlikely. If the international application is not withdrawn, it is, together with the international search report, published by the International Bureau. The written opinion is not published. The procedure under the PCT has great advantages for Registrant,

(I) Registrant has up to 18 months more than he has in a procedure outside the PCT to reflect on the desirability of seeking protection in foreign countries, to appoint local patent agents in each foreign country, to prepare the necessary translations and to pay the national fees; he is assured that, if his international application is in the form prescribed by the PCT, it cannot be rejected on formal grounds by any designated Office during the national phase of the processing of the application; on the basis of the international search report or the written opinion, he can evaluate with reasonable probability the chances of his invention being patented; and Registrant has the possibility during the international preliminary examination to amend the international application to put it in order before processing by the designated Offices;

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

Our Patents

                      Medical Diagnostic Optical Technology

US Patent Pending "Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen".

#5,042,494, August 27, 1991, Method and Apparatus for Detecting Cancerous Tissue using Luminescence Excitation Spectra, R. R. Alfano.

#5,131,398, July 21, 1992, Method and Apparatus for Distinguishing Cancerous Tissue from Benign Tumor Tissue, Benign Tissue or Normal Tissue using Native Fluorescence, R. R. Alfano, B. Das, G. Tang.

#5,261,410, November 16, 1993, Method for determining if a Tissue is a Malignant Tumor Tissue, a Benign Tumor Tissue, or a Normal Benign Tissue using Raman Spectroscopy, R. R. Alfano, C. H. Liu, W. S. Glassman.

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

# 6,208,886 B1, March 27, 2001, Non-linear optical tomography of turbid media, Robert R. Alfano, Yici Guo, Feng Liu, Ping Pei Ho.

# 6,215,587, April 10, 2001, Microscope imaging inside highly scattering media, Robert R. Alfano, Gordon Anderson, Feng Liu.

The Company and CUNY Research Foundation have been diligent in the payment of maintenance obligations to the US Patent Office during the life of each of the Company's significant patents.

                                   Copyrights

Registrant applied for copyright protection on December 10, 2004 for the following: CANCER DIAGNOSTIC RATIOMETER and PHOTONIC DIAGNOSTIC INSTRUMENTS and is awaiting US Patent Office status.

Employees

As of February 29, 2005 and February 28, 2004 the Company had three full-time employees in its New York Subsidiary Medi-photonics LLC 3960 Broadway 6tth floor, New York NY 10032: Michael Engelhart President COO, Peter Katevatis Chairman CEO, Nicole Valderale and one retained consultant, Dr. Robert R. Alfano. Neither the employees nor the retained consultant is governed by any collective bargaining agreement; the relations between the Company and its employees and all retained consultants are believed to be satisfactory at the present time. see 8-K dated March 13, 2003 - as of April 26, 2003 Michael Engelhart was appointed President COO of Registrant.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The New York corporate research and development office of Mediphotonics Development LLC Registrants wholly owned New York State subsidiary LLC to be located at 3960 Broadway 6th floor New York City, NY subject to a lease agreement presently negotiated with CUNY.

Properties: Our corporate headquarters are located in Cherry Hill, New Jersey. We have a month-to-month lease dated July 25, 2002 with Mr. Katevatis, our Chairman and Chief Executive Officer, for use of approximately 3,000 square feet of office space, pursuant to which we pay no rent but have assumed the obligation to pay all taxes, maintenance, insurance, utilities and repairs relating to such premises.

Medi-Photonics, our wholly-owned subsidiary, leases a corporate research and development office in New York City 3960 Broadway 6th floor New York City, under a one-year lease agreement with Columbia University, commencing and dated June 9, 2005 , for approximately 2,500 square feet of office space which lease may be terminated by CUNY for any reason upon 60 days notice.We believe that our current facilities adequately provide for our operations. If and when we expand our operations, we expect to require additional office space for sales, marketing and business development.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any pending litigation, nor, to the knowledge of our management, is any litigation threatened against us which may materially affect our operations or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 29, 2005,no matters were Submitted, or required to be submitted to a vote of the Company's security holders.

During its fiscal year ending February 29, 2004, the following matters were submitted January 20, 2004 by "NOTICE OF ACTION OF STOCKHOLDERS BY WRITTEN CONSENT" to a vote of the Company's security holders. Pursuant to an SEC approved Definitive 14C filing. All items were approved at a Board of Directors and shareholders meeting by the majority of those entitled to vote (39,372,753) with a quorum present on February 17, 2004 and implemented as directed by appropriate Board of Director resolutions. The Definitive 14C document (5 AGENDA PROPOSALS) and its appendix is incorporated by reference hereto in its entirety, See EDGAR filings; See Mediscience web MEDISCIENCETECH.com

ALL 5 AGENDA PROPOSALS were approved by a majority of shareholders upon written authorization and consent and a quorum of 39,372,753 shareholders entitled to vote as of the close of business on January 16, 2004, (record date), on February 17, 2004 at 2:00 p.m., at a Board of Directors and shareholders meeting held at the offices of Cust, Dori & Benick CPA's 100 Main Street Flemington NJ 08822. All 5 agenda items were duly adopted by written consent of a majority holding 23,316,168) in accordance with the applicable provisions of Section 14A:5-6 Corporation, General, of the State of New Jersey Statutes.

1. A Proposal to increase Mediscience authorized common shares from the present forty million to two hundred million with the immediate amendment of the first sentence the October 30, 1991 Mediscience New Jersey Certificate of Incorporation Article III to reflect the new authorized common shares. "The aggregate number of shares which the Corporation shall have authority to issue is 200,000,000 shares of capital stock, par value $.01 per share, of which 50,000 shares are designated Preferred Stock par value $.01 per share, and 199,950,000 shares are designated Common Stock."

2. The Ratification of 2003 Consultants Stock Plan (option/warrant/award) (see A-1)

3. The Adoption of the 1999 Board Approved Incentive Stock Plan (see B-1)

4. Elect seven (7) directors: Directors for the forthcoming year and to serve until their successors shall be elected and shall qualify

5. Act upon a proposal to ratify the appointment of Parente Randolph LLP as the Company's independent public accountants for 2004;

Each Item (1, 2, 3, 4, 5) of business received the affirmative vote of a majority of the authorized and issued shares. Under NJ corporation Law and the bylaws of the Company

Michael Engelhart President/COO                     Peter Katevatis Chairman/CEO

                          1999 INCENTIVE STOCK PLAN

Adopted and Board approved February 17, 2004: see Definitive 14C SEC NOTICE Appendix A-1 incorporated by reference hereto in its entirety, see Mediscience web site MEDISCIENCETECH.com (SEE SB-2 Registration statement SEC effective January 12, 2005 Incorporated herein by reference hereto)

Presented to the Definitive 14C SEC NOTICE meeting and Majority of shareholders entitled to vote, quorum present, approved the proposal on February 17, 2004 to adopt the 1999 Incentive Stock Plan (the "Plan") previously approved by the board of directors and referenced in SEC EDGAR 10-K filings 1999 thru 2003. The Board of Directors believes stock options and other stock-based incentives play an important role in retaining the services of outstanding personnel and in encouraging such employees to have a greater financial investment in the Company (although the Plan does not necessarily require them to hold for investment the stock received under the Plan). The Board of Directors had approved the 1999 Incentive Stock Plan and directed that it be submitted to stockholders for approval.

The proposed Plan is set forth in detail Appendix Definitive 14C A -1. Primary aspects of the proposed Plan are as follows: The 1999 Plan actually consists of six different plans:

      o a plan which contemplates the grant of incentive stock options;

      o a plan which contemplates the grant of non-qualified stock options (which we refer to as "supplemental stock options");

      o a plan which contemplates the grant of stock appreciation rights;

      o a plan which contemplates the grant of performance shares;

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

                              2003 CONSULTANTS PLAN

Adopted and Board approved February 17, 2004: 2003 CONSULTANTS STOCK OPTION, STOCK WARRANT AND STOCK AWARD PLAN See Definitive 14C SEC NOTICE Appendix B-1 incorporated by reference hereto in its entirety, see Mediscience web site MEDISCIENCETECH.com (SEE SB-2 Registration statement SEC effective January 12, 2005 Incorporated herein by reference hereto)

On December 24, 2003, our Board of Directors adopted, subject to shareholder approval, the Mediscience Technology Corp. 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan (the "2003 Consultants Plan"). The purpose of the 2003 Consultants Plan is to enable us to pay for certain consulting services provided to us by individuals with our equity securities when it is in our best interest to do so to preserve cash for other purposes, and to provide these persons with an additional incentive to contribute to our success. A copy of the 2003 Consultants Plan is set forth as Definitive 14C SEC NOTICE Annex B-1 to the information statement. Shareholders were urged to read the 2003 Consultants Plan in its entirety. The plan was Presented to the Definitive 14C SEC NOTICE meeting, quorum present, on February 17, 2004 and Majority of shareholders entitled to vote approved the proposal to adopt the 1999 Incentive Stock Plan (the "Plan")

                                     PART II

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

         Fiscal Period                            Common Stock
         -------------                            ------------

                                            High Bid        Low Bid

  2005

1st Quarter         05/31/04                  0.50            0.45

2nd Quarter         08/31/04                  0.76            0.65

3rd Quarter         11/30/04                  0.62            0.61

4th Quarter         02/29/05                  0.69            0.60

  2004

1st Quarter         05/31/03                  0.30            0.25

2nd Quarter         08/31/03                  0.31            0.16

3rd Quarter         11/30/03                  0.38            0.22

4th Quarter         02/29/04                  0.93            0.25

   2003

1st Quarter         05/31/02                  0.13            0.10

2nd Quarter         08/31/02                  0.08            0.08

3rd Quarter         11/30/02                  0.08            0.07

4th Quarter         02/28/03                  0.26            0.24

(a) Holders: as of February 29, 2005 The approximate number of all holders of record of the Company's Common Stock 2,338 and Series A Preferred Stock -0-

(b) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                         FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our assumptions underlying our critical accounting determinations; efforts to raise additional financing; and our commitment of resources. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect. The forward-looking statements may also be impacted by the additional risks faced by us as, described in this report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, Patent licenses and their related costs including the maintenance of Patents licenses and all costs incurred in connection with acquiring patents, patent licenses and other proprietary rights related to our commercially developed products, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Risk Factors. "Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss carry forwards. We have recorded a valuation allowance of $ 5.2 million as of February 28, 2005, due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

     Year Ending February 28, 2005 Compared to Year Ending February 29, 2004

Revenues
--------

We had no revenues during our fiscal year ending February 28, 2005 ("2005 fiscal year) and February 29, 2004 ("2004 fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses increased approximately $1,051,000 or 119% during the 2005 fiscal year as compared to our 2004 fiscal year. This increase was comprised of the net increase and decrease in several key operating expense categories. Salaries, wages, and payroll related costs increased approximately $19,000 in the 2005 fiscal year when compared to the 2004 fiscal year. This increase is represented by payroll costs associated with our wholly owned subsidiary, Medi-Photonics, approximating $31,500, in addition to a full year's salary in 2005 for Michael Engelhart, who because our chief operating officer at the end of April 2003, representing a differential in costs between periods of $17,500. Also there was an increase in payroll related costs, including employment taxes approximating $30,000 and health insurance costs approximating $10,000. These increases totaling $89,000 are net of a non-cash compensation charge of $70,000 relating to stock options awarded in the 2004 fiscal year. Professional fees increased approximately $289,000 in the 2005 fiscal year when compared to the prior fiscal year. The principal reason for the increase is related to the legal and accounting costs associated with the registration of our securities and the increased accounting and legal activities associated with financial and development activities. Administrative and secretarial costs increased approximately $54,000 during the 2005 fiscal year when compared to the prior period. This increase is a result of the issuance of common stock at fair market value for secretarial services rendered to the Company approximating $34,000, plus accruals of $20,000 incurred during the 2005 fiscal year. Included in the increase in general and administrative expenses is an increase in consulting costs of approximately $642,000 during the 2005 fiscal year when compared to the 2004 fiscal year. This increase was comprised of approximately $587,000 of deferred costs amortized as an expense plus an increase in other consulting costs expended approximating $55,000, all associated with corporate management, marketing opportunities, product development, corporate funding and FDA clinical trials. The Company made an inducement offer to a creditor to convert all of its then outstanding notes. In March 2004 the creditor accepted the offer to convert the principal amount of $150,045 plus related accrued interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized a non-cash expense of $58,555 during the 2005 fiscal year. With the exception of advertising, travel and marketing, all other general and administrative costs increased approximately $20,000 during the 2005 fiscal year when compared to the 2004 fiscal year. This increase is associated with the general increase in administrative activities of managing the Company as it continues to develop and promote its light-based technology. Included in general and administrative expense is a decrease in advertising, travel, and marketing approximating $32,000 during the 2005 fiscal year when compared to the 2004 fiscal year. This decrease was primarily the result of decreased activity pursuing the establishment of co-promotional arrangements for the marketing, distribution, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives.

Research and Development Expense
--------------------------------

Research and development expense increased approximately $401,000 during the 2005 fiscal year when compared to the 2004 fiscal year, due principally to the increase in research funding approximating $300,000 provided by us though Medi-Photonics to the Research Foundation City University of New York (RFCUNY) under a one-year project agreement for research and development in the area of optical biopsy for the development of a commercially viable CD-Ratiometer and adjunctive technology. Included in the increase in research and development is approximately $59,000 of deferred costs amortized as an expense. The company though its subsidiary Medi-Photonics entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a consortium of founding participants such as Corning Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable, miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue, remotely monitoring the health/status of various medical environments, e.g. the detection of various types of cancer and the monitoring of body functions. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. As consideration for Infotonics to carry out the research, the company issued to Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100. The increase in research and development is also represented by developmental payroll costs associated with Medi-Photonics approximating $42,000.

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

2005 Liquidity and Capital Resources
------------------------------------

We had a deficiency in working capital as of February 28, 2005 of approximately $2,180,000 compared to a deficiency of approximately $1,924,000 at February 29, 2004 or an increase in the deficiency of approximately $256,000 for the 2005 fiscal year. The increase in the deficiency was comprised of a decrease of approximately $472,000 in current assets primarily composed of cash, as compared to a decrease of approximately $216,000 in current liabilities which was primarily composed of accrued liabilities and accounts payable. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries, and wages and other general obligations.

Cash flows from financing activities was $1,100,000 for the year ended February 28, 2005, which is related to the proceeds from an ongoing private placement of common stock. Included in the $1,100,000 was $350,000 in proceeds from the issuance of promissory notes, which were later converted in common stock of the Company. The proceeds from the private placement will be used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital.

Our ability to continue our operations is largely dependent upon obtaining regulatory approval for the commercialization of our cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted. We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions. We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments, sharing of sales revenues after deduction of certain expenses, and/or product development funding. Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications. While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources needs for the short term from the private placement of our securities and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis, if at all. In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations. Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for our products;
(iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co-promotion arrangements.

Liquidity and Capital Resources 2004

The Company has a deficiency in working capital as of February 29, 2004 of approximately $1,924,000 representing a decrease in the deficiency approximating ($582,200) during the 2004 fiscal year. The deficiency is primarily comprised of accruals for professional fees, consulting and general obligations , and salaries and wages. Cash flows from financing activities was $1,571,000 for the year ended February 29, 2004, which primarily related to proceeds from a $1.5 million private placement of convertible preferred stock. The proceeds will be used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital. The Company's ability to maintain its operations is largely dependent upon obtaining regulatory approval for the commercialization of its cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals. The Company intends to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions, similar to its agreement with Sloan Kettering Memorial Hospital. The Company intends to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments sharing of sales revenues after deduction of certain expenses, and/or product development funding. Management of the Company anticipates that substantial resources will be committed to a continuation of its research and development efforts and to finance government regulatory applications. While management believes that the Company will obtain sufficient funds to satisfy its liquidity and capital resources needs for the short term, no assurances can be given that additional funding, or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis. In the absence of the availability of financing on a timely basis, the Company may be forced to materially curtail or cease its operations. The Company's operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for its products;
(iv) the amount of resources which the

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

WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch our product line, to complete development of ourproducts, obtain regulatory clearances or approvals, build our marketing, sales,manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development,regulatory, sales and marketing, manufacturing and other expenditures.

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

In order for us to market our products in the United States, we must obtain clearance or approval from the Food and Drug Administration, or FDA. We cannot be sure: that we or any collaborative partners will make timely filings with the FDA; that the FDA will act favorably or quickly on these submissions; that we will not be required to submit additional information or perform additional clinical studies; that we would not be required to submit an application for PMA as described below; or that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval. The pre-market approval process is more rigorous and lengthier than the 510(k) clearance process for pre-market notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information clinical study data.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulationsgoverning product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe.

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 30.0% of our outstanding common stock as of February 29, 2005 . Additionally Founders Katevatis and Alfano have historical and board approved anti-dilution rights of 17% and 4% respectively. The founders are owed significant non-interest bearing debt which they have the right to assign at any time or conversly convert upon 60 days notice to the board at $.25 cents per share These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

ITEM 7 Financial statements

                          MEDISCIENCE TECHNOLOGY CORP.
                                AND SUBSIDIARIES

                                   ----------

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                      FEBRUARY 29, 2005, FEBRUARY 28, 2004
                              AND FEBRUARY 28, 2003
                                        &
                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                          MEDISCIENCE TECHNOLOGY CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FEBRUARY 28, 2005, FEBRUARY 29, 2004
                              AND FEBRUARY 28, 2003

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES

                                 C O N T E N T S
                                 ---------------

                                                                           PAGE
                                                                         -------

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                 1 - 2

CONSOLIDATED BALANCE SHEETS                                                 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                       4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT                 5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mediscience Technology Corp.
Cherry Hill, New Jersey

We have audited the accompanying consolidated balance sheet of Mediscience Technology Corp. and subsidiaries (the "Company") as of February 28, 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended February 28, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 28, 2005, and the results of its operations and cash flows for the year ended February 28, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has no revenues, incurred significant losses from operations, has negative working capital and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        ---------------------------------

Bala Cynwyd, Pennsylvania
May 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mediscience Technology Corp.
Cherry Hill, New Jersey:

We have  audited the  accompanying  consolidated  balance  sheet of  Mediscience
Technology Corp. and subsidiaries (the "Company") as of February 29, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 29, 2004, and the results of their operations and their cash flows for the years ended February 29, 2004 and February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Parente Randolph, LLC

Philadelphia, Pennsylvania
May 4, 2004

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                               2005               2004
                                                           ------------       ------------
         ASSETS

CURRENT ASSETS
    Cash                                                   $    934,212       $  1,406,371
    Prepaid expenses                                              3,848              3,388
                                                           ------------       ------------

TOTAL CURRENT ASSETS                                            938,060          1,409,759

EQUIPMENT - Net                                                     637                892

DEFERRED CHARGES                                              1,453,834                 --

OTHER ASSETS                                                      1,800              1,800
                                                           ------------       ------------

TOTAL ASSETS                                               $  2,394,331       $  1,412,451
                                                           ============       ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current portion of officer and other loans             $     31,542       $    181,587
    Accounts payable                                             93,504             19,505
    Accrued liabilities                                       2,992,911          3,132,686
                                                           ------------       ------------

TOTAL CURRENT LIABILITIES                                     3,117,957          3,333,778

TOTAL LIABILITIES                                             3,117,957          3,333,778
                                                           ------------       ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.01 par value, 50,000
    shares authorized, -0- and 60 shares issued and
    outstanding in 2005 and 2004, respectively                       --                  1
  Common Stock - $.01 par value; 199,950,000 shares
    authorized; 56,124,210 and 39,372,753
    shares issued and outstanding in 2005 and 2004,             561,243            393,727
    respectively

ADDITIONAL PAID-IN CAPITAL                                   23,217,702         20,076,019

COMMON STOCK SUBSCRIBED                                         250,000                 --

ACCUMULATED DEFICIT                                         (24,752,571)       (22,391,074)
                                                           ------------       ------------

TOTAL STOCKHOLDERS' DEFICIT                                    (723,626)        (1,921,327)
                                                           ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  2,394,331       $  1,412,451
                                                           ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND
                                FEBRUARY 28, 2003

                                                                        2005               2004              2003
                                                                   ------------       ------------       ------------
SALES                                                              $         --       $         --       $         --

COST OF SALES                                                                --                 --                 --
                                                                   ------------       ------------       ------------

GROSS PROFIT                                                                 --                 --                 --
                                                                   ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE EXPENSE                                    1,933,453            882,432            570,598

RESEARCH & DEVELOPMENT EXPENSE                                          428,057             26,265             32,383
                                                                   ------------       ------------       ------------

TOTAL EXPENSE                                                         2,361,510            908,697            602,981
                                                                   ------------       ------------       ------------

LOSS FROM OPERATIONS                                                 (2,361,510)          (908,697)          (602,981)
                                                                   ------------       ------------       ------------

OTHER (INCOME) EXPENSE
  Interest expense, net of interest income of $3,679 in 2005,
    $1,004 in 2004 and $694 in 2003                                         (13)            15,876             12,220
  Gain on restructuring of payables                                          --                 --           (180,451)
                                                                   ------------       ------------       ------------
                                                                            (13)            15,876           (168,231)
                                                                   ------------       ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                                       (2,361,497)          (924,573)          (434,750)

INCOME TAX BENEFIT                                                           --                 --            217,712
                                                                   ------------       ------------       ------------

NET LOSS                                                           $ (2,361,497)      $   (924,573)      $   (217,038)
                                                                   ============       ============       ============

BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                                                   $     (0.045)      $     (0.024)      $     (0.006)
                                                                   ============       ============       ============

BASIC AND DILUTED WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING                                     52,456,872         38,660,309         37,242,965
                                                                   ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND
                                FEBRUARY 28, 2003

                                                                      Preferred Stock                     Common Stock
                                                               -----------------------------     ----------------------------
                                                                   Number                            Number
                                                                 of Shares         Amount          of Shares         Amount
                                                               ------------     ------------     ------------    ------------
BALANCE AT FEBRUARY 28, 2002                                             --     $         --       36,976,870    $    369,769

  Issuance of stock for restructuring of payables                        --               --          283,228           2,832
  Issuance of stock for restructuring of payables                        --               --          160,000           1,600
  Issuance of stock for services                                         --               --          100,000           1,000
  Issuance of stock related to anti-dilution rights                      --               --           62,041             620
  Net loss                                                               --               --               --              --
                                                               ------------     ------------     ------------    ------------
BALANCE AT FEBRUARY 28, 2003                                             --               --       37,582,139         375,821

  Issuance of stock                                                      --               --          100,000           1,000
  Issuance of preferred stock - private placement                        60                1               --              --
  Issuance of stock related to anti-dilution rights                      --               --        1,690,614          16,906
  Cash received for common stock to be issued                            --               --               --              --
  Noncash compensation                                                   --               --               --              --
  Net loss                                                               --               --               --              --
                                                               ------------     ------------     ------------    ------------
BALANCE AT FEBRUARY 29, 2004                                             60                1       39,372,753         393,727

  Conversion of preferred stock                                         (60)              (1)       6,000,000          60,000
  Issuance of stock - exercise of warrants                               --               --          150,000           1,500
  Issuance of stock for future consulting services                       --               --        1,925,000          19,250
  Issuance of stock - anti-dilution rights                               --               --        4,160,901          41,610
  Issuance of stock - debt conversion                                    --               --        1,460,000          14,600
  Issuance of stock - past and future consulting services                --               --          200,000           2,000
  Issuance of stock for secretarial and consulting services              --               --          155,556           1,556
  Issuance of stock - collaborative research agreement                   --               --        1,000,000          10,000
  Issuance of stock for cash                                             --               --        1,000,000          10,000
  Issuance of stock in cancellation of promissory notes                  --               --          700,000           7,000
  Recognition of cash received for future issuance of stock              --               --               --              --
  Net loss                                                               --               --               --              --
                                                               ------------     ------------     ------------    ------------
BALANCE AT FEBRUARY 28, 2005                                             --     $         --       56,124,210    $    561,243
                                                               ============     ============     ============    ============


                                                                                       Common
                                                                    Additional          Stock        Accumulated
                                                                 Paid-in Capital     Subscribed         Deficit
                                                                 ---------------    ------------    ------------
BALANCE AT FEBRUARY 28, 2002                                       $ 18,400,490     $         --    $(21,249,463)

  Issuance of stock for restructuring of payables                        31,156               --              --
  Issuance of stock for restructuring of payables                        22,400               --              --
  Issuance of stock for services                                         14,000               --              --
  Issuance of stock related to anti-dilution rights                        (620)              --              --
  Net loss                                                                   --               --        (217,038)
                                                                   ------------     ------------    ------------
BALANCE AT FEBRUARY 28, 2003                                         18,467,426               --     (21,466,501)

  Issuance of stock                                                      18,000               --              --
  Issuance of preferred stock - private placement                     1,499,999               --              --
  Issuance of stock related to anti-dilution rights                     (16,906)              --              --
  Cash received for common stock to be issued                            37,500               --              --
  Noncash compensation                                                   70,000               --              --
  Net loss                                                                   --               --        (924,573)
                                                                   ------------     ------------    ------------
BALANCE AT FEBRUARY 29, 2004                                         20,076,019               --     (22,391,074)

  Conversion of preferred stock                                         (59,999)              --              --
  Issuance of stock - exercise of warrants                               (1,500)              --              --
  Issuance of stock for future consulting services                    1,232,000               --              --
  Issuance of stock - anti-dilution rights                              (41,610)              --              --
  Issuance of stock - debt conversion                                   229,470               --              --
  Issuance of stock - past and future consulting services               116,000               --              --
  Issuance of stock for secretarial and consulting services              90,222               --              --
  Issuance of stock - collaborative research agreement                  744,100               --              --
  Issuance of stock for cash                                            490,000               --              --
  Issuance of stock in cancellation of promissory notes                 343,000               --              --
  Recognition of cash received for future issuance of stock                  --          250,000              --
  Net loss                                                                   --               --      (2,361,497)
                                                                   ------------     ------------    ------------
BALANCE AT FEBRUARY 28, 2005                                       $ 23,217,702     $    250,000    $(24,752,571)
                                                                   ============     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND
                                FEBRUARY 28, 2003

                                                                             2005            2004            2003
                                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $(2,361,497)    $  (924,573)    $  (217,038)
   Adjustments to reconcile net loss
     to net cash used in operating activities
        Depreciation                                                             255             255           1,417
        Amortization                                                         671,200              --              --
        Common stock and warrants issued for legal and other services         32,778              --          15,000
        Debt conversion inducement expense                                    58,555              --              --
        Gain on restructuring of payables                                         --              --        (180,451)
        Noncash compensation                                                      --          70,000              --
        (Increase) decrease in assets
           Prepaid expenses                                                     (460)         11,465         (14,853)
           Other assets                                                           --              --          (1,800)
        Increase (decrease) in liabilities
           Accounts payable                                                   73,999         (24,368)         30,500
           Accrued liabilities                                               (46,989)        583,273         283,892
                                                                         -----------     -----------     -----------

   Net cash used in operating activities                                  (1,572,159)       (283,948)        (83,333)
                                                                         -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                          --              --          (1,275)
                                                                         -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                            350,000              --              --
   Issuance of common stock - warrants                                            --          56,500              --
   Issuance of preferred stock - private placement                                --       1,500,000              --
   Proceeds from officer and other loans                                          --          14,138         120,045
   Repayments of officer and other loans                                          --              --         (31,307)
   Issuance of common stock for cash                                         500,000              --              --
   Cash received for common stock subscribed                                 250,000              --              --
                                                                         -----------     -----------     -----------

   Net cash provided by financing activities                               1,100,000       1,570,638          88,738
                                                                         -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                             (472,159)      1,286,690           4,130

CASH - BEGINNING OF PERIOD                                                 1,406,371         119,681         115,551
                                                                         -----------     -----------     -----------

CASH - END OF PERIOD                                                     $   934,212     $ 1,406,371     $   119,681
                                                                         ===========     ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for legal and other services                       $ 2,215,128     $        --     $    15,000
                                                                         ===========     ===========     ===========
  Common stock issued for restructuring of payables                      $        --     $        --     $    57,988
                                                                         ===========     ===========     ===========
  Common stock issued - anti-dilutive rights                             $    41,610     $    16,906     $       620
                                                                         ===========     ===========     ===========
  Noncash compensation - stock options                                   $        --     $    70,000     $        --
                                                                         ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------

The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser"), Photonics for Women's Oncology, LLC ("Photonics") and Mediphotonics Development, LLC ("Mediphotonics") (collectively the "Company"). Mediphotonics is the only active subsidiary of the Company.

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

Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $255, $255 and $1,417 in 2005, 2004 and 2003, respectively.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, utilizing the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

Research and Development
------------------------

Research and development costs are charged to operations when incurred. The amounts charged to expense were $428,057, $26,265 and $32,383 in 2005, 2004, and 2003, respectively.

Loss per Common Share
---------------------

SFAS No. 128,  "Earnings Per Share," requires the presentation of basic earnings
(loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

Accounting for Stock-Based Compensation
---------------------------------------

At February 28, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company reports stock-based compensation through the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No 148, Accounting for Stock-Based Compensation in Transition and Disclosure.

The following table illustrates the effect on net loss and loss per common share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of applying SFAS No. 123, the estimated per share fair value of options granted during 2005, 2004 and 2003 was $0.00, $0.05 and $0.06, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005, 2004 and 2003: dividend yield of $0.0%; volatility ranging between 1.0603 and 1.5625; risk-free interest rate of 3.0%; and expected lives ranging between 2 and 5 years.

                                                            2005             2004            2003
                                                        ------------     -----------     -----------
       Net loss, as reported                            $ (2,361,497)    $  (924,573)    $  (217,038)

       Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards, net
         of related tax effects                                   --         (87,494)        (38,859)
                                                        ------------     -----------     -----------
         Pro forma net loss                             $ (2,361,497)    $(1,012,067)    $  (255,897)
                                                        ============     ===========     ===========
       Basic and diluted loss per share:
         As reported                                    $     (0.045)    $     (0.02)    $     (0.01)
                                                        ============     ===========     ===========
         Pro forma                                      $     (0.045)    $     (0.03)    $     (0.01)
                                                        ============     ===========     ===========

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the next fiscal year beginning after December 15, 2005 for small business issues. The Company will adopt this guidance as of March 1, 2006 and begin recognizing compensation expense related to stock options should any be issued.

Concentration of Credit Risk Involving Cash
-------------------------------------------

The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year. These financial institutions have strong credit ratings, and management believes the credit risk related to these deposits is minimal.

NOTE 2 - RELATED PARTY TRANSACTIONS

At times, Mr. Katevatis advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At February 28, 2005, February 29, 2004 and February 28, 2003, officer loans payable to Mr. Katevatis were $31,542, $31,542 and $17,404, respectively.

Legal services rendered by Mr. Peter Katevatis, Chief Executive Officer and Chairman, amounted to $50,000 for each of the three years in the period ended February 28, 2005. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $17,306, $19,637 and $9,097 in 2005, 2004 and 2003, respectively, and are recorded in general and administrative expense.

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

See Note 8 for details regarding the Company's consulting agreement with one of its principal stockholders and Notes 4 and 5 for related party loans and accrued liabilities.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 3 - DEFERRED CHARGES

In fiscal 2005, the Company issued 3,225,000 fully vested restricted shares of its common stock to six consulting groups in exchange for services to be rendered, over a period of 12 - 60 months, for matters such as corporate management, marketing opportunities, product development and research, corporate funding, internal accounting and FDA clinical trials. These costs have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of these costs is as follows:

                  Years Ending
               -----------------

               February 28, 2006                $ 433,535
               February 28, 2007                $ 390,612
               February 29, 2008                $ 378,320
               February 28, 2009                $ 150,820
               February 28, 2010                $ 100,547

NOTE 4 - OFFICER AND OTHER LOANS

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust totaling $30,000. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. The principal balance of the notes was $-0- and $30,000 at February 28, 2005 and February 29, 2004, respectively. Accrued interest at February 28, 2005 and February 29, 2004 was $-0- and $10,626, respectively. On March 8, 2004, the notes plus accrued interest were converted into common stock of the Company (Note 10).

On June 20, 2002, the Company entered into a $120,045 promissory note with the Olive Cox Sleeper Trust (the "Trust") with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2004. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. Accrued interest at February 28, 2005 and February 29, 2004 was $-0- and $24,844, respectively. On March 8, 2004, the note plus accrued interest was converted into common stock of the Company. The conversion resulted in an inducement expense of $58,555 for the year ended February 28, 2005.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                              2005          2004
                                           ----------    ----------

         Legal and professional fees       $  257,924    $  365,354
         Consulting and university fees     1,220,415     1,164,915
         Salaries and wages                 1,412,333     1,508,833
         Other                                102,239        93,584
                                           ----------    ----------

                                           $2,992,911    $3,132,686
                                           ==========    ==========

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 5 - ACCRUED LIABILITIES (Continued)

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $57,500 and $287,500 as of February 28, 2005 and February 29, 2004, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and chairman of the Company's Scientific Advisory Board (Note 8), with respect to his consulting agreement of $1,170,818 and $1,121,318 as of February 28, 2005 and February 29, 2004, respectively.

Accrued salaries and wages include amounts to Mr. Katevatis of $1,406,333 and $1,406,333 as of February 28, 2005 and February 29, 2004, respectively, and $2,500 and $102,500 to Mr. Engelhart as of February 28, 2005 and February 29, 2004, respectively (Note 8).

NOTE 6 - INCOME TAXES

Income tax benefit consists of the following:

                                 2005              2004                2003
                              ---------         ---------           ---------

      Current                 $      --         $      --           $ 217,712
                              =========         =========           =========

In 2001, the Company became eligible to receive benefits under the State of New Jersey Technology Business Tax Certificate Program. This program allows emerging technology and biotechnology businesses to sell their unused state net operating losses (NOL) to any corporate taxpayer in the State of New Jersey for at least 75% of the tax benefits. The Company is eligible to sell a maximum of $713,987 and the amount sold and realized during the years ended February 28, 2003 and 2002 was $217,712 and $241,867, respectively. Proceeds from the sale of net operating losses are reported as an income tax benefit in the consolidated statement of operations. No income tax benefit under the New Jersey tax program was recorded in the 2005 and 2004 fiscal years, since the Company completed the program in the 2003 fiscal year.

The components of the net deferred income tax asset and liability as of February 28, 2005 and February 29, 2004 are as follows:

                                                  2005              2004
                                              -----------       -----------

      Defered income tax asset:
        Net operating loss carryforward       $ 5,200,870       $ 4,372,289
        Valuation allowance                    (5,200,870)       (4,372,289)
                                              -----------       -----------
      Deferred income tax liability                    --                --
                                              -----------       -----------

                                              $        --       $        --
                                              ===========       ===========

As of February 28, 2005 and February 29, 2004, the Company has valuation allowances of $5,200,870 and $4,372,289, respectively, which relates to federal and state net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. As of February 28, 2005 and February 29, 2004, the Company has net operating loss carryforwards of approximately $14,620,000 and $12,607,000, respectively for federal purposes and $3,871,000 and $1,446,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 6 - INCOME TAXES (Continued)

The net operating losses are scheduled to expire in the following years:

                           Federal           State            Total
                         -----------      -----------      -----------

      2006               $   369,000      $        --      $   369,000
      2007                   307,000               --          307,000
      2008                   370,000               --          370,000
      2009                   854,000               --          854,000
      2010                   615,000          129,000          744,000
      2011                 1,136,000          315,000        1,451,000
      2012                 1,556,000          216,000        1,772,000
      2013                 2,636,000          850,000        3,486,000
      2014                 1,128,000        2,361,000        3,489,000
      2019 (*)               808,000               --          808,000
      2020 (*)               943,000               --          943,000
      2021 (*)               298,000               --          298,000
      2022 (*)               316,000               --          316,000
      2023 (*)               182,000               --          182,000
      2024 (*)               786,000               --          786,000
      2025 (*)             2,316,000               --        2,316,000
                         -----------      -----------      -----------

          Total          $14,620,000      $ 3,871,000      $18,491,000
                         ===========      ===========      ===========

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

NOTE 7 - RESTRUCTURING OF PAYABLES

In June 2002, in connection the Company's agreement with the Research Foundation of the City University of New York ("RFCUNY"), the Company issued 283,228 shares of common stock at its fair value of $.12 per share at the date of transfer to RFCUNY to settle a $70,807 payable, resulting in a gain on restructuring of payables of $36,820.

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

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Dr. Robert R. Alfano
--------------------

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the three years ended February 28, 2005.

Other Royalties
---------------

The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three years ended February 28, 2005.

Employment Agreements
---------------------

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

On July 9, 2001, the Company entered into a three-year employment agreement with Mr. Sidney Braginsky. Pursuant to the terms of the agreement, Mr. Braginsky became the President and Chief Operating Officer of the Company and was to be paid $100,000 per annum. On April 26, 2003, Mr. Braginsky voluntarily terminated employment as President and Chief Operating Officer of the Company and waived all rights to any accrued compensation owed to him in respect to this agreement (Note 9).

On April 23, 2003, the Company entered into a three-year employment agreement with Mr. Michael Engelhart. Pursuant to the terms of the agreement, Mr. Engelhart became the President and Chief Operating Officer of the Company and is to be paid $120,000 per annum (Note 2).

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 9 - STOCKHOLDERS' DEFICIT

Authorized Capital
------------------

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

Private Placements
------------------

      Common Stock
      ------------

      During 2002, the Company issued 180,000 shares of common stock at a price of $.25 per share for $45,000.

      Preferred Stock
      ---------------

      On February 1, 2004, the Company completed a $1.5 million private placement of convertible preferred shares to accredited investors, issuing 60 shares of convertible preferred stock at $25,000 per share. The convertible preferred shares maybe converted into 100,000 shares of common stock at the sole discretion of the Company subsequent to February 17, 2004. The securities were sold pursuant to an exemption under the Securities Act of 1933. The Company has agreed to file a registration statement within six months or sooner after February 17, 2004 covering the resale by the investors of the shares purchased. Such shares were converted into common stock of the Company in March 2004. The registration statement was filed in December 2004.

Common Stock Issued for Services
--------------------------------

During 2003, the Company issued 100,000 shares of restricted common stock at a value of $15,000 for services provided to the Company. The transaction was recognized based on the fair value of shares issued. This amount was recorded as general and administrative expense in the consolidated statement of operations.

During August 2004, the Company issued 55,556 shares of its common stock at a value of $32,878 for secretarial services provided to the Company. The transaction was recognized based on the fair value of shares issued. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.

Stock Issued for Future Services
--------------------------------

During March and April 2004, the Company issued 1,925,000 restricted shares of its common stock to three consulting groups in exchange for consulting services to be rendered over a 12 - 48 month period.

During August 2004, the Company issued 300,000 restricted shares of its common stock to two consulting groups in exchange for past services and services to be rendered over approximately a two year period.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

Common Stock Issued for Collaborative Research and Development Agreement
------------------------------------------------------------------------

On November 9, 2004, the Company, through its subsidiary MEDI, entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a not-for-profit corporation, a consortium of founding participants: Corning, Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue remotely monitoring the health/status of various medical environments, e.g., the detection of various types of cancer and the monitoring of body functions. Other markets from the research program would include commercially viable miniature devices for sensing of biological and chemical species like bacteria and pollutants. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. The Agreement has certain rights including but not limited to ownership, future development services, first right and right of first refusal for manufacturing and indemnification.

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

2003 Consultants Stock Plan
---------------------------

The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan ("Consultants Plan"). The Consultants Plan was subsequently approved by the stockholders on February 17, 2004. The aggregate number of shares that may be issued under the options shall not exceed 7 million. No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 29, 2005.

1999 Incentive Stock Option Plan
--------------------------------

The Board of Directors previously adopted, subject to stockholder approval, a 1999 Incentive Stock Option Plan (the "Plan") for officers and employees of the Company. The stockholders subsequently approved the Plan on February 17, 2004. Accordingly awards issued under the Plan prior to February 17, 2004 were deemed not to be granted until that date. The aggregate number of shares that may be issued under the options shall not exceed 3 million.

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

Common Stock Subscribed
-----------------------

In February 2005, the Company received $250,000 in common stock subscriptions for 500,000 shares issued in March 2005.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

Activity related to stock options during the three-year period ended February 28, 2005 is as follows:

                                                                              Weighted
                                                            Exercise           Average
                                                              Price           Exercice
                                            Shares            Range             Price
                                          ----------       ------------       --------
      Outstanding, February 28, 2002       2,000,000       $.25 - $1.00       $   0.94
      Granted                                     --
      Forfeited                           (2,000,000)      $.25 - $1.00       $   0.94
                                          ----------

      Outstanding, February 28, 2003              --
      Granted                              2,000,000       $.25 - $1.00       $   0.93
                                          ----------

      Outstanding, February 29, 2004       2,000,000       $.25 - $1.00       $   0.93
      Granted                                400,000      $1.50 - $2.00       $   1.63
                                          ----------

      Outstanding, February 29, 2005       2,400,000       $.25 - $2.00       $   1.04
                                          ==========

As of February 28, 2005, the following options are exercisable: 200,000 at $.25 and 100,000 at $2.00.

During August 2004, Allan Moses was granted an option to purchase up to 100,000 shares of the Company's restricted common stock at a price of $2.00 per share. The option shall be exercisable from August 8, 2004 to August 8, 2006.

During August 2004, John Matheu, a Director of the company, was granted options to purchase up to 300,000 shares of the Company's restricted common stock at an option price of $1.50 per share. Mr. Matheu's ability to exercise these options is subject to a series of milestones described in his consulting agreement.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

Stock Warrants
--------------

Stock warrant activity during the three year period ended February 28, 2005 was as follows:

                                                                     Exercise
                                                    Shares            Price
                                                   Available          Range
                                                 ------------      ------------

         Outstanding, February 28, 2002             5,397,916      $.25 - $1.00
         Granted                                      800,000      $.25 - $1.00
         Forfeited                                 (2,000,000)
                                                 ------------

         Outstanding, February 28, 2003             4,197,916      $.25 - $1.00
         Granted                                           --
         Exercised                                   (100,000)
         Forfeited                                 (3,297,916)
                                                 ------------

         Outstanding, February 29, 2004               800,000      $.25 - $1.00
         Granted                                    2,700,000     $1.00 - $3.00
                                                 ------------

         Outstanding, February 29, 2005             3,500,000
                                                 ============

As of February 28, 2005, an additional $250,000 in private placement proceeds have been received for common stock not yet issued. Once issued, stock warrants will be granted for 500,000 shares at $1.00.

In connection with private placement offerings during fiscal 1997, 1996 and 1995, the Company granted warrants to purchase 400,000, 1,025,000 and 256,250 shares of common stock, respectively. The warrants expired in April 2003.

During fiscal 1999, the Company borrowed funds from Mr. Tami Adelstein and issued a warrant to purchase 100,000 shares of the Company's common stock at $.25 per share. Also during 1999, the Company issued Mr. Adelstein 200,000 warrants to purchase the Company's common stock at an exercise price of $.25 per share for $50,000. The warrants expired during fiscal 2004.

Also, during 2000 warrants were issued to purchase 566,666 shares of the Company's common stock at an exercise price of $.25 to $.75 per share for cash and services. The Company also granted the City College of New York a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00, which expired during fiscal 2004.

During 2001, warrants were issued to purchase 50,000 shares of the Company's common stock at an exercise price of $.25 per share for services provided to the company. The warrants expire in March 2004. Also during 2001, the Company issued 150,000 shares of common stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share for $37,500. The warrants expired in April 2003.

During fiscal 2002, Mr. Sidney Braginsky, in connection with his employment agreement, was issued a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.25 per share for the first 150,000 shares and at an exercise price of $1.00 per share for the remaining 1,850,000 shares. Mr. Braginsky's ability to exercise these options and shares under the warrant is subject to a series of milestones described in his employment agreement. On April 26, 2003, Mr. Braginsky resigned as President and Chief Operating Officer of the Company. As a result of his resignation and the milestones not being attained as of that date, the warrants have been forfeited.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

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

During November 2004, the Company issued 1,000,000 shares of common stock at a value of $754,100 and issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $3.00 per share to Infotonics, Inc. The warrants expire in November 2010.

In connection with its private placement offering during 2005, the Company granted warrants to purchase 1,700,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

During March 2004, the Company issued 50,000 shares of its common stock to Laurence Elgart to satisfy his exercise of the warrant in February 2004 for $12,500.

During March 2004, the Company issued 100,000 shares of its common stock to William Baker to satisfy his exercise of the warrant in February 2004 for $25,000.

Anti-Dilution Rights
--------------------

The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the years ended February 28, 2005, February 29, 2004 and February 28, 2003, Mr. Katevatis exercised his right and requested the Company issue 3,533,599, 1,619,057 and 44,312 common shares respectively. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the years ended February 28, 2005, February 29, 2004 and February 28, 2003, Dr. Alfano exercised his right and requested the Company issue 627,302, 71,557 and 17,729 common shares, respectively. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

Debt Conversion
---------------

On March 8, 2004, the Trust converted $185,515 of promissory notes and related interest into 1,460,000 shares of the Company's common stock. (Note 4)

On January 23, 2005, the Trust converted $200,000 of promissory notes and related interest into 400,000 shares of the Company's common stock.

On January 23, 2005, Linda L. Lawn converted $50,000 of promissory notes and related interest into 100,000 shares of the Company's common stock.

On January 23, 2005, William Baker converted $50,000 of promissory notes and related interest into 200,000 shares of the Company's common stock.

ITEM 8 Changes in and disagreements with accountants on accounting and Financial Disclosure

See 8-K report dated February 26, 2005 referenced herein Parente Randolph LLC Our Former Independent Auditor Firm resigned effective February 28, 2005 Item
4.01 Changes in Registrant's Certifying Accountant.) The resignation of the Former Auditor was accepted by the Registrant's Audit Committee on February 26, 2005

The Former Auditor's report on Registrant's financial statements for each of the fiscal years ended February 28 , 2004 and 2003 (collectively, the Prior Fiscal Periods) did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Former Auditor's report on the Registrant's financial statements for the fiscal year ended February 28, 2004 contained an explanatory paragraph indicating that there was substantial doubt as to the Registrant's ability to continue as a going concern.

During either of the Prior Fiscal Periods or the period from January 12, 2005 effective date of SEC registration SB-2 filing through date of resignation by Parente Randoph (the Interim Period), there were no disagreements between the Registrant and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (the Disagreements), which Disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the Disagreements in connection with its report on the Registrant's financial statements.

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

This section discusses Mediscience Technology Corp. structures and governance procedures.

Governance and policy..........................................................
                     Executive officers
                     The Board/Committees
                     Accountability, audit and internal control framework......

Executive Officers: The Chief Executive of Mediscience Technology Corp. and other senior executives are responsible for the day-to-day management of the Company The Executive Committee which comprises the executive directors and certain other senior executives of MTC (the 'Executive Officers'), assists the Chief Executive in the management of the business. The following are Executive Officers of MTC and all, are members of the MTC EC: John Kennedy, Peter Katevatis , Sidney Braginsky.

Board/Committees/ Corporate Governance
--------------------------------------

Mediscience Technology corp MTC. Compliance principles within the provisions OF Sarbanes-Oxley Act ."code" as a Non-Accelerated SEC filer. On 2 March 2005 the SEC announced the postponement by a further year for non-accelerated filers
(MTC) registrants of the deadline for compliance with s404 of the Sarbanes-Oxley Act of 2002. When s404 is effective in 2006, management will be required to report on the Group's infernal controls over financial reporting. Work has been carried out during 2004 in preparation for reporting in accordance with the Act and will continue to be progressed during 2005.

      The Board is committed to the highest standards of Corporate Governance and considers that it has complied with the new Code throughout the year. The Board considers that the members of the Audit Committee have the skills and experience of corporate financial matters to discharge properly the Committee's responsibilities. All members meet the definition of 'financial expert' in the Sarbanes-Oxley Act.

Corporate Governance policies and procedures applied
----------------------------------------------------

The Company's Shares are listed on the NASDAQ BB and the Company is therefore subject to the rules of the NASADAQ as well as the US securities laws and the rules of the US Securities and Exchange Commission ("SEC" as applicable.) . The Board believes that it has complied throughout the year with both SEC and NASDAQ BB requirements related to corporate governance. with the exception that, our Executive Board committee does not consist wholly of independent directors,

The Board: The Board of Directors of MTC consists of an non-independent Chairman/CEO, Peter Katevatis and 6 directors. The meetings of the Board and the various committees are described specifically infra. Board management has a formal schedule of matters reserved for its decisions which include the approval of certain policies, budgets, financing plans, large capita! expenditure projects, acquisitions, divestments and treasury arrangements and traditionally delegates specific responsibilities to Board Committees and/or board members. It reviews key activities of the businesses and considers and reviews the work undertaken by the Committees. and/or board members. The board annually evaluate the performance of the Chairman/CEO .and President COO. Board meetings are held to enable directors to have a greater understanding of the business and to query the management. All directors have full and timely access to all relevant information and, if necessary, to independent professional advice. Legal updates relevant to Mediscience corporate issues is periodically distributed and put into board minutes by counsel , who is responsible to the Board for ensuring that Board legal procedures are complied with.

Whilst the Chairman and Chief Executive collectively are responsible for the leadership , there is a clear division of respective responsibilities which have been agreed by the Board. The Chairman's/CEO primary responsibility is for leading the Board, including ensuring its effectiveness and setting its agenda, whilst the Chief Operating Officer by terms of his contract is responsible for managing the day-to-day business in accordance with the strategy, policies, budgets and business plans approved by the Board. The executive Board members stand ready to advise and assists both in the management of the Company

During fiscal year2004, an informal periodic evaluation of the performance of the Board and its Committees was undertaken by its then auditor Parente Randolph LLP with the emphasis on MTC continuous improvement and effectiveness of MTC corporate governance in compliance to Sarbanes-Oxley. as a as a Non-Accelerated SEC filer.

The suggestions were discussed by the audit committee and to the extent described here have been implemented. Each director was apprised and the suggestions presented to the whole Board with a number of recommendations acted upon.

None of the directors or their immediate families has ever had any relationship with MTC either directly as an employee or as a partner, shareholder or officer of any organisation that has a relationship with MTC. (however Director John Matheu is a contracted paid FDA consultant ,infra). They do not receive remuneration and do not participate in MTC's shareoption or performance related pay schemes, and are not members of the MTC pension schemes. No director of MTC is a director of a company or an affiliate in which any other director of MTC is a director.

Details of MTC material service/consulting contracts and compensation payments are included herein either as narrative or as exhibits filed as part of the SB-2 registration SEC effective Jan. 12, 2005 included herein in its totality by reference thereto or if subsequent to Jan 12, 2005 have been filed with the SEC as exhibits, MTC 8-K filings, Form 4's of material events.

MTC By-laws any director who has been appointed by the Board of Directors since the previous annual general meeting of shareholders, either to fill a casual vacancy or as an additional director, holds office only until the next annual general meeting and then is eligible for re-appointment by the shareholders. The directors are subject to removal with or without cause by the Board of Directors or the shareholders.

The code of MTC business principles is available at MEDISCIENCETECH.com and is available on request, applies to all directors, officers and employees. Any breaches of the code are directed in writing to the Company Secretary who is obliged to raise the issue with the Chief Operating Office or Chairman. During 2004 and up until February 28, 2005 there have been no breaches of the Code alleged. No waivers have been put in place nor any amendments made to the Code.

Board Committees: see infra and also may be found on MTC web site
MEDISCIENCETECH.com.

                                 Audit Committee

The Audit Committee met on 4 occasions in 2004 (individual attendance is shown in parenthesis;. The Committee, consisting entirely of independent non-executive directors, is chaired by John Kennedy (2). The other members of the Committee are John Matheu (3), William Armstrong (3) The Chairman of the Committee reports orally to the Board and minutes of the meetings are circulated to all members of the Board as reflected in MTC quarterly SEC 10-Q filings

As a consequence of the preparatory work to satisfy and implement compliance within the provisions OF Sarbanes-Oxley Act after review management has identified certain internal control adjustments that were needed to effect reconciliations in prior years and has restated for these as disclosed in its SEC SB-2 registration filing with exhibits effective Jan. 12, 2005. These adjustments, when taken together, are indicators of a material weakness in the internal controls relating to US GAAP which management is in the process of re-mediating. In our opinion there have been no other changes in MTC's internal control over financial reporting that occurred during the period covered by this 10-K Annual Report that has materially affected, or is reasonably likely to materially affect MTC's internal control over financial reporting.

                          Code of Business Principles:

Code of Ethics for all officers and directors The Board of Directors has adopted a Code of Ethics for all officers and directors which is available here and at MEDISCIENCETECH.com and is available on request. It applies to all Executive, Officers and Directors. There have been no waivers to any of the Code' provisions nor any amendments made to the Code during 2004 or up to 2005 Activities of the Audit Committee for 2004

The Audit Committee's remit, which is set out in its terms of reference, include responsibility for: monitoring the integrity of the Company's accounts, ensuring that they meet statutory and associated legal and regulatory requirements and reviewing significant financial reporting judgments contained. Monitoring announcements relating to the Company's financial performance; Monitoring and reviewing the effectiveness of the Company's internal audit function quarterly (10-Q) and annually (10-K) Making recommendations to the Board, regarding the appointment, re-appointment and removal of the external auditors, as appropriate; Approving the remuneration and terms of engagement of the external auditors; Monitoring and reviewing the external auditors' independence and the effectiveness of the audit process; developing policy for and pre-approval of the external auditors to supply non-audit services; Monitoring the effectiveness of internal financial controls; Reviewing the operation of the risk management process; and Reviewing arrangements by which staff may raise complaints against the Company regarding financial reporting or other matters.

                     MTC has specific policies which govern:

The Chief Executive, the Chief Financial Officer and other members of management attend the meetings when necessary and the external auditors have unrestricted access to the Audit Committee.

The principal activities of the Audit Committee during the year ended February 28, 2005 include consideration of the reports on the quarterly reports, interim and annual accounts; Consideration of the proposed changes US GAPP brought to the attention of the committee by auditors; Consideration of the Group's preparation for the introduction of s404 of the Sarbanes-Oxley Act 2002 2006; A review of the Group's approach to internal financial control, its processes, outcomes and disclosures; A review of the reports from the auditors past and present on their professional and regulatory compliance in order to maintain independence and objectivity, including the rotation of partners, if applicable;

The Committee may obtain legal and other independent professional advice, at the Company's expense, as it deems necessary. During the year, Such advice was sought by the Board at the request of investor registration Directly resulting in the registration document SB-2 effective Jan 12, 2005 (see associated expenses related to this filing)

These systems, which accord with within the provisions OF Sarbanes-Oxley Act "code" as a Non-Accelerated SEC filer. have been in place for Fiscal year ending Feb 28, 2005 involving the identification, evaluation and management of key risks through business reviews by the Board; and the review by the Audit Committee of internal financial controls and the management process. These systems are to be reviewed annually by the Board. It is important to advise that such systems are not providing absolute assurance against material misstatements or loss, these systems are designed to identify and manage those risks that could adversely impact the achievement of the MTC objectives.

The Chairman and Chief Operating Officer have evaluated the effectiveness of the design and operation of MTC disclosure controls and procedures as at February 28, 2005. Based upon, and as of the date of, that evaluation, they concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the SEC reports that MTC files and submits is recorded, processed, summarized and reported as and when required. Management will continue to refine the governance issues for compliance effectiveness in year 2006.

              Corporate Governance and Management's Responsibility

Mediscience Technology is governed by the values set forth in our Credo. Although MTC is a fledgling company these principles have guided us for many years and continue to set the tone of integrity for the entire Company. At all levels, the employees of Mediscience and its Subsidiaries are committed to our ethical principles and these principles have been woven into the day to day fabric of the Company. Our stated values extend to our accounting and financial reporting responsibilities that we have to our shareholders and investors. We, the management of Mediscience Technology Corp. are responsible for the integrity and objectivity of the accompanying financial statements and related information. We are also responsible for ensuring that financial data is reported accurately and in a manner that facilitates the understanding of this data. As evidence of our commitment to this responsibility, we maintain a well-designed periodically reviewed system of internal accounting controls, encourage open, strong and effective corporate governance from our employees, consultants, executives. The Directors, continuously review our business results and strategic choices and focus on financial stewardship. Our professionally trained internal accountants monitor and critique our system of internal accounting controls designed to provide reasonable assurance mat assets are safeguarded and that transactions and events are recorded properly. Our internal controls include self-assessments and reviews. During 2004 the Company invested significant time and cash resources (audit and legal review) addressing our internal control system, and our compliance obligations as a non-accelerated SEC filer (see SB-2 130 pg.registration document SEC effective Jan 12, 2005 in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on the work performed, we have concluded that our internal control over financial reporting was effective as of January 12, 2005. We also require the responsible management person of our company projects to certify their compliance with our Policy on Business Conduct and we have instituted a systematic certification program to ensure compliance with these policies at all employee levels up to and including our top executive officers CEO, COO and Board of Directors. Our Audit Committee of the Board of Directors is partially composed (2 of the three) of independent directors with the financial knowledge and experience to provide appropriate oversight. We review internal control matters and key accounting and financial reporting issues with the Audit Committee on a regular basis including a quarterly 10-Q review and discussion meeting. In addition, the independent auditors, and retained counsel may meet in private sessions with our Audit Committee to discuss the results of their work including observations on the adequacy of internal financial controls, the quality of financial reporting and confirmation that they are properly discharging their responsibilities and other relevant matters. Our Executive Committee is continuously involved in the review of financial results, as well as developing and understanding strategies and key initiatives for long-term growth. As developed by our COO and CEO. Our Intent is to ensure that we maintain objectivity in our business assessments, constructively challenge the approach to business opportunities and issues and monitor our business results and the related controls, our consolidated financial statements and financial data that follow have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based upon our best judgments. We are committed to present and discuss results of operations in a clear and transparent manner in order to provide timely, accurate and understandable information to our shareholders,

Executive committee signatures below:

                          Peter Katevatis Chairman/CEO

                         Michael Engelhart President COO

                       John Kennedy Chair Audit committee

                                    PART 111

ITEM 9 Directors ,Executive Officers, Promoters and Control Persons

              Our directors and executive officers are as follows:

      Name                      Age              Position
      ----                      ---              --------

Sidney Braginsky                 61              Director

Peter Katevatis Esq.             71              Chairman of the Board,
                                                 Chief Executive Officer

John M. Kennedy                  67              Director, Vice President,
                                                 Chief Financial Officer

William Armstrong                88              Director

Michael Engelhart                42              Director, President,
                                                 Chief Operating Officer

Michael N. Kouvatas              77              Director

John P. Matheu                   82              Director

Each director holds office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the discretion of the Board of Directors.

No compensation has been paid to any individual for services rendered as a director.

Sidney Braginsky has served as our President and Chief Operating Officer from July 2001 until April 2003 and as a director since 2001. Mr. Braginsky was with Olympus Optical Ltd., a multi-national corporation which develops medical devices and related drug delivery systems, for 27 years, most recently from 1991 to 2001 as chief executive officer, and from 1999 to July 2001 as president and chief executive officer of Olympus America. Mr. Braginsky serves on the board of Noven Pharmaceuticals, Redox Pharmaceuticals, Electro-Optical Systems, Inc., a medical device developer using light-based computer vision, photonics and statistical pattern recognition, Semrock, Inc., a manufacturer of biomedical optics, Viatronics Inc., a company involved in 3D medical imaging computer technology and Diomed Holdings, Inc., a company involved in minimal and microinvasive medical procedures.

Peter Katevatis has served as our Chairman of the Board of Directors and Chief Executive Officer since 1993 and as a director since 1981. Prior thereto from November 1983 until March 1996 Katevatis served as our President and Chief Executive Officer and from 1981 until his election as President and Chief Executive Officer in November 1983, Mr. Katevatis served as a Vice President. Mr. Katevatis was elected Treasurer of the Company in January 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, Pennsylvania and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund from 1989 to 1996 and served as a member of the State of New Jersey Investment Council from 1990 to December 1992. Mr. Katevatis is a member of the American Arbitration Association, serves as an arbitrator with the National Association of Security Dealers and is a member of the National District Attorney's Association and the New York Academy of Science.

John M. Kennedy currently serves as a Vice President, Chief Financial Officer and Secretary of our company, and has been a director of the Company since 1982 and chairman of the audit committee since 2000. Mr. Kennedy served as Vice President since 1983, as Treasurer from 1984 to January 1996 and as Secretary since 1986. Mr. Kennedy is Chief Executive Officer of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank.

William W. Armstrong has served as a director since 1978 and as a member of the audit committee since 2000. Mr. Armstrong has been in retirement since 1982 following a 36 year career as a research scientist with Pfizer Inc, a global consumer health care and pharmaceutical company. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer, currently in the animal health division. Mr. Armstrong has been awarded 14 patents concerning therapeutic agent dosage delivery systems.

Michael Engelhart has served as our President and Chief Operating Officer and as a director since April 2003. From 2000 to 2003, Mr. Engelhart was the president and chief executive officer of THM Group, LLC, a firm providing strategic consulting services in the areas of business strategy, development and operations and product branding, launch and development. Prior thereto, Mr. Engelhart was president and chief executive officer of Redwood Capital Advisors Inc., a portfolio management firm and registered investment advisor.

John P. Matheu has served as a director since July 1996 and as a member of the audit committee from 2000 to October 2004. Mr. Matheu has been general partner and co-founder of Matco Associates, a consulting firm specializing in providing management consulting services to companies in the pharmaceutical, medical device and health care industries since 1990. Prior thereto, Mr. Matheu was employed by Pfizer Inc. from 1950 to 1984, where Mr. Matheu held a wide range of management positions primarily in distribution, marketing and sales, established and directed Pfizer's generic drug division and directed Pfizer Laboratories' 800 person field sales force, hospital marketing group and training department.

Michael N. Kouvatas has served as a director since 1971. For the past 10 years, Mr. Kouvatas has been an attorney with offices in Haddonfield, New Jersey and is a principal in various food operations in the Southern New Jersey area.

There are no family relationships between any of our directors or executive officers.

                             AUDIT COMMITTEE CHARTER

"The audit committee Chair John Kennedy, John Matheu and William Armstrong are responsible for reviewing and considering actions of the Company's Board of Directors in matters related to audit functions; selecting and terminating the Company's independent accountants and auditors, reviewing with the Company's independent accountants and auditors the scope and results of their audit, reviewing the internal audits and the effectiveness of procedures. The members of the audit committee who are directors are "independent" as required by the SEC Rules and are financially literate with accounting and financial experience appropriate for proper and competent oversight." All members have relevant financial experience and the Board considers that the members of the Audit Committee have the skills and experience of corporate financial matters to discharge properly the Committee's responsibilities. All members meet the definition of 'financial expert' in the Sarbanes-Oxley Act.

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

                                Board Committees

The Board of Directors has six structured standing committees: Audit Committee, Committee on Corporate Governance, Compensation and Benefits Committee, Executive Committee, Finance Committee, and Committee on Public Policy and Social Responsibility. Members of the individual committees are named below:
Registrant is in the process of retaining a Chief Financial Officer with appropriate Sarbanes-Oxley credentialed experience.

                                                                                                         Committee on
                         Committee on                                                                    Public Policy
                           Corporate       Compensation and                                                and Social
     Audit                Governance            Benefits            Executive             Finance        Rsponsibility
     -----                ----------            --------            ---------             -------        -------------
John Kennedy*         John Kennedy*       John Kennedy*        John Kennedy         John Kennedy*        All directors

Sidney Braginsky      Sidney Braginsky    William Armstrong    Michael Engelhart    Michael Kouvatas

WilliamArmstrong      William Armstrong   Sidney Braginsky     Peter Katevatis*     William Armstrong

----------
(*)   Chairperson

      The Audit Committee, three independent directors, is governed by a Board approved charter containing, its membership requirements and responsibilities. It oversees Company accounting, financial reporting process, internal controls and audits, consults with management, the internal auditors and the independent public accountants on, matters related to quarterly 10-Q's and the annual 10-KSB audit, the published financial statements and the accounting principles applied. The Audit Committee appoints, evaluates and retains the Company's independent public accountants. It has responsibility for the compensation, termination and oversight of the Company's independent public accountants and evaluates their qualifications, performance and independence on a confidential basis. It approves all services provided to the Company by the independent public accountants and reviews all non-attest services to ensure they are permitted under current law. The Committee will monitor compliance with the Foreign Corrupt Practices Act and Company's policies on ethical business practices and report to the Board. It will establish policies and procedures for the pre-approval of services provided by the independent public accountants. The Audit Committee will establish procedures for the receipt, retention and treatment, on a confidential basis, of any and all complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees regarding questionable accounting or auditing matters. Its Charter is also available on the Company's website. MEDISCIENCETECH.com

      Financial Expert on Audit Committee: The Board has determined that John Kennedy currently President CEO and Chief Financial Officer of PEPCO Corporation, and previously chairman of the audit committee of Peoples Bank of NJ, is the audit committee financial expert. The Board made a qualitative assessment of John Kennedy's and the other two members level of knowledge and experience based on a number of factors, including their education and experience.

The Committee on Corporate Governance, is comprised of three independent directors, considers and makes recommendations on matters related to the \practices, policies and procedures of the Board and takes a leadership role in shaping the corporate governance of the Company. As part of its duties, the Committee assesses the size, structure and composition of the Board and Board Committees. The Committee acts as a screening and nominating committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors, and evaluates prospective nominees identified by the Committee on its own initiative or referred to it by other Board members, management, stockholders or external sources.

The Compensation and Benefits Committee, which is comprised of three independent directors, consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is or may be contemplated with respect to the adoption of or amendments to such plans. It makes recommendations to the Board of Directors on compensation generally, executive officer salaries, bonus awards and stock option grants, special awards and supplemental compensation. The Committee makes recommendations on organization, succession, the election of officers, consultant-ships and similar matters.

      The Executive Committee (3)-Peter Katevatis CEO, Michael Engelhart COO and John Kennedy chair of the Audit committee, act for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.

      The Finance Committee, which is comprised of three independent directors, considers and makes recommendations on matters related to the financial affairs and policies of the Company, including capital structure issues, dividend policy, investment and debt policies, asset and portfolio management and financial transactions, all as necessary.

      The Committee on Public Policy and Social Responsibility, which is comprised of all directors, advises the Board and management on Company policies and practices that pertain to the Company's responsibilities as a global corporate citizen, its obligations as a Bio-Medical company whose products and services affect health and quality of life around the world.

Board and Board Committee Meetings

In 2004, the Board of Directors met 2 times. Board committees met as follows during 2004: Committee on Corporate Governance, 3 times; Audit Committee 3 times with auditors Parente Randolph LLP, 1 special meeting February 27, 2005 of Board and audit committee to approve the retention of new auditors Cogan Sklar LLP. 1 time with Cogen Sklar LLP auditors; Compensation and Benefits Committee, 1 time; Committee on Public Policy and Social Responsibility, 0 ; and Finance Committee,
0. No meetings of the Executive Committee were held in 2004. All incumbent directors attended 90 percent of the meetings of the Board and of the committees on which they served.

Compensation Committee Interlocks and Insider Participation: NONE

Independence of Directors

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits--or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists. The Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," "business judgment" including those set forth in listing standards of the New York Stock Exchange as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that all directors are independent directors except Mr. Michael Engelhart COO, Peter Katevatis Esquire CEO employees and John Mateu Director consultant. (see below)

ITEM 10  Executive Compensation

The following sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and
(ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended February 29, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                                   ----------------------------
                                         Annual Compensation       Securities
                                         -------------------       Underlying        All Other
                                                     Salary          Options       Compensation
    Name and Principal Position          Year          $               (#)              ($)
----------------------------------       ----       --------       ----------      ------------
Peter Katevatis                          2005       $200,000            --          $70,065(1)
Chairman and Chief                       2004       $200,000            --          $60,450(1)
Executive Officer                        2003       $200,000            --          $65,617(1)

Michael Engelhart                        2005       $120,000            --          $ 4,030(2)
President and Chief                      2004       $105,500-           --               --
Operating Officer                        2003             --            --               --

(1) Includes annual retainer of $50,000 for the provision of legal services, automobile expense of $ 8,612.00 and health insurance of $12,043 for 2005 Includes annual retainer of $50,000 for the provision of legal services, automobile expense of $774.00 and insurance of $9,676 for 2004; Includes annual retainer of $50,000 for the provision of legal services automobile expense of $6,779 and health insurance of $8,838 in 2003

(2) Includes automobile expense of $ $710.00 and health insurance of $ 3,320.00 for 2005

Employment Agreements

Peter Katevatis, our Chairman of the Board and Chief Executive Officer, has an employment agreement with us ending March 5, 2007. The Agreement provides that Mr. Katevatis will be compensated at an annual base salary of $200,000 (with an annual cost of living increase of no less than 6%) with a discretionary annual bonus in an amount to be determined in accordance with a formula to be agreed upon by the Board of Directors and Mr. Katevatis. The agreement may be terminated by us for cause upon ninety days notice and by Mr. Katevatis for any reason, and by us without cause, upon sixty days notice. If Mr. Katevatis is terminated by us without cause, he will be entitled to his base salary for the balance of the term of the Agreement and 200% of his annual bonus paid for the most recently ended fiscal year.

Michael Engelhart, our President and Chief Operating Officer, has an employment agreement with us ending April 23, 2006. The agreement may be renewed for additional one-year terms unless either party notifies the other at least 30 days prior to the end of the then current term of its desire to terminate the agreement. The agreement provides that Mr. Engelhart will be compensated at an annual base salary of $120,000 with an annual bonus to be awarded, at the discretion of the Board, in cash or our common stock at the election of Mr. Engelhart. The agreement may be terminated by us for cause and by Mr. Engelhart for any reason or by us without cause or in connection with a change of control of our company. If Mr. Engelhart is terminated by us without cause or upon a change of control, he will be entitled to receive compensation through the first anniversary of the date of termination or change of control, or if later, the expiration date of his employment contract. The agreement also provided for the grant to Mr. Engelhart of (i) a three-year incentive stock option to purchase 1,800,000 shares of our Common Stock at $1.00 per share which shall vest in 600,000 share increments upon our raising certain levels of equity investment based on our business plan, 380,000 share increments upon the achievement of certain critical milestones described in the employment agreement, or a combination thereof, provided that in no event shall Mr. Englehart be entitled to purchase in excess of 1,800,000 shares thereunder. Such option will fully vest upon a change of control, as defined in the agreement and (ii) a three-year non-qualified stock option to purchase 200,000 shares of our Common Stock at $0.25 per share.

Change of Control

Our 1999 Stock Incentive Plan and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan provide that all outstanding options, warrants and restricted stock will become vested and immediately exercisable, in the case of options and warrants, or free from all restrictions, in the case of restricted stock, upon the change of control of our company.

              OPTION GRANTS/Executive Officers IN LAST FISCAL YEAR

The following tables show the number of shares subject to exercisable and unexercisable stock options held by our executive officers as of February 29, 2004. The table also reflects the values of such options, which represent the positive spread between the exercise price of such options and $0.60 which was the closing price for our common stock on February 29, 2004 as reported by the OTC Bulletin Board.

                                Number Of
                                Securities         Percent of Total
                            Underlying Options    Options Granted to
          Name                   Granted              Employees          Exercise Price       Expiration Date
    -----------------       ------------------    ------------------     --------------       ---------------
    Michael Engelhart           1,800,000                100%                 $1.00               4/23/06

    Michael Engelhart            200,000                 100%                 $0.25               4/23/06

Mr. Engelhart was granted a three-year option to purchase 200,000 shares of Common Stock at $0.25 per share pursuant to a stock option agreement dated April 23, 2003. Mr. Engelhart was granted a three-year option to purchase an aggregate of 1,800,000 shares of Common Stock at $1.00 per share which shall vest as to 600,000 shares when we have raised at least $5,000,000, $10,000,000 and $15,000,000, respectively, based upon our business plan, as to 380,000 shares when we have achieved certain critical milestones described in Mr. Englehart's employment agreement, or a combination thereof, pursuant to a stock option agreement dated April 23, 2003.

The market price on April 23, 2003, the date of grant of the option was $0.10 per share, which represents the mean between the closing price of our Common Stock on April 21, 2003 and the opening price on April 24, 2003 as reported on the OTC Bulletin Board. Our shares did not trade on April 22, 2003 or April 23, 2003.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

                                              Number of Shares Underlying        Value of Unexercised In-The-Money
                 Name                       Unexercised Options at Year-End              Options at Year-End
           ------------------               -------------------------------      ---------------------------------
                                              Exercisable / Unexercisable            Exercisable / Unexercisable
                                            -------------------------------      ---------------------------------
           Michael Engelhart                      200,000 / 1,800,000                        $70,000 /0

We do not have any other form of compensation for officers and directors, including any pension, retirement, stock bonus or other compensation plan.

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

Stephane Lubicz, M.D.

EDUCATION: 1965-1968 BS, Cum Laude, Free University of Brussels, Belgium. M.D., Free University of Brussels, Belgium. PROFESSIONAL EXPERIENCE: Pharmaceutical, Medical and Gynecologic Oncology

I. Pharmaceutical Industry Experience (A) USA consultant to B. & A, Inc. The Company operates for the coordination and organization of clinical trials in Mexico (and throughout Latin America). This includes all Phase II, III trials and post marketing surveillance activities through Phase IV Clinical trials).
(B) Medical director, Clinical Development Oncology Daiichi Pharmaceutical Corporation, Montvale, NJ (08/2000-011/2002) (I) Phase III: Project Pancreas-Global (US and Europe: Protocol Global project (Japan, USA + Mexico, EU) (II) Phase II: completion and initiation of multiple Phase II studies: Solid tumors and leukemia's, initiations and monitoring of sites and investigators for Phase II (US, Canada, Mexico)

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

Fluorescence spectra from normal and tumor tissues of the gynecological tract. She W., Liu C.H., Tang G.C., Lubicz S., Alfano CCNY

Ultraviolet Excited Fluorescence Spectra from non-malignant and Malignant Tissues of the Gynecological Tract. Lubicz S, Alfano RR, Tang GC, Sha Glassman W and Liu CH. CCNY

Raman, Fluorescence, and Time-Resolved Light Scattering as Optical Diagnostic Techniques to Separate Diseased and Normal Biomedical Media.Liu CH, Photochemical J and RR. Photobiology: Biol., vol. 16 (1992

Julian A. Kim, M.D.

Education

1982 Miami University, Oxford, OH. B.A. 1986 Medical College of Ohio, Toledo, OH. M.D. Professional Training1993-1994 Immunotherapy Fellow, Biologic Response Modifier Program, Ohio State University Comprehensive Cancer Center, Columbus, OH 1991-1993 Surgical Oncology Fellow: Arthur G. James Cancer Hospital and Research Institute, Ohio State University, Columbus, OH1986-1991 Surgical Resident:University of Maryland Hospitals, Baltimore, MD

Professional Status

1998Associate Staff, Department of General Surgery and Center for Surgery Research, Cleveland Clinic Foundation1994 Staff surgeon, Arthur G. James Cancer Hospital, OSU1994 AssistantProfessor of Surgery, Ohio State University College of Medicine1993 Licensure, State Medical Board of Ohio1992 Diplomat, American Board of Surgery Diplomat, American Board of Surgery 1990Diplomat, National Board of Medical Examiners

AWARDS Zollinger Surgical Society Research Award Columbus Surgical Society Research Award National Cancer Institute, National Research Service Award American Cancer Society Research Oncology Award American Cancer Society Clinical Oncology AwardBaltimore Academy of Surgery Basic Research Award Society of Head and Neck Surgeons Basic Research Award Alpha Omega Alpha Medical Honor Society Phi Sigma Biologic Honor SocietySociety of Surgical OncologyAmerican Association for Cancer ResearchSociety of Biologic TherapyAmerican College of SurgeonsAmerican Association for the Advancement of ScienceNew York Academy of SciencesInteramerican Society for ChemotherapyAlpha Omega Alpha Medical Honor SocietyZollinger Surgical SocietyUniversity of Maryland Surgical Society

PUBLICATIONS

Kim JA, Bresler HS, Martin EW, Aldrich W, Heffelfinger M, and Triozzi PL. Cellular Immunotherapy of Patients with Metastatic Colorectal Cancer Using Lymph Node Lymphocytes Localized In Vivo by Radiolabeled Monoclonal Antibody. Cancer 1999, 86(1): 22-30.

Bakalakos E, Kim JA, Young D, Martin EW, Jr. Determinants of Survival in Hepatic Resection of Colorectal Cancer Metastases. World J Surg 1998, 22: 399-405.

Doran T, Stuhlmiller H, Kim JA, Martin, EW Jr, and Triozzi PL. Oncogene and Cytokine Expression of Human Colorectal Tumors Responding to Immunotherapy. J Immunotherapy, 1997; 20:5, 372-6.

Triozzi PL, Kim JA, Martin EW Jr, Colcher D, Heffelfinger M and Rucker Renee. Clinical and Immunologic Effects of Monoclonal Antibody CC49 and Interleukin-2 in Patients with Metastatic Colorectal Cancer. Hybridoma 1997, 16(2): 147-151.

Fischer WE, Muscarella P, O'Dorisio TM, O'Dorisio MS, Kim JA, Doran TA, Sabourin CL, Schirmer WJ. Differential Expression of the Somatostatin Receptor Subtype-2 Gene Predicts Response of Human Pancreatic Cancer to Somatostatin. Surgery 1996; 120(2): 234-41.

Triozzi PL, Kim JA and Martin EW Jr. Adoptive immunotherapy using lymph node lymphocytes localized in vivo by radiolabeled

Triozzi PL, Kim JA, Martin EW Jr, Colcher D, Heffelfinger M and Rucker Renee. Clinical and Immunologic Effects of Monoclonal Antibody CC49 and Interleukin-2 in Patients with Metastatic Colorectal Cancer. Hybridoma 1997, 16(2): 147-151.

Fischer WE, Muscarella P, O'Dorisio TM, O'Dorisio MS, Kim JA, Doran TA, Sabourin CL, Schirmer WJ. Differential Expression of the Somatostatin Receptor Subtype-2 Gene Predicts Response of Human Pancreatic Cancer to Somatostatin. Surgery 1996; 120(2): 234-41.

Triozzi PL, Kim JA and Martin EW Jr. Adoptive immunotherapy using lymph node lymphocytes localized in vivo by radiolabeled monoclonal antibody. J Natl Cancer Inst 1995; 87: 1180-1181.

Triozzi PL, Kim JA, Aldrich WA, Martin EW and Benzies T. Phase I trial of escalating doses of Interleukin-1 beta in conjunction with fixed doses of Interleukin-2. J Clin Onc 1995; 13: 482- 9.

Kim JA, Martin EW, Morgan C, Aldrich W, Mojzisik C, Berens A, Triozzi PL. Expansion of tumor-reactive lymph node lymphocytes from colorectal cancer patients for adoptive immunotherapy. Cancer Biotherapy 1995; 10: 115- 123.

Burak WE, Schneebaum SS, Kim JA, Arnold MA, Hinkle G,

Berens A, Mojzisik CM and Martin EW. A pilot study evaluating the intraoperative localization of radiolabeled monoclonal antibody CC83 in patients with metastatic colorectal cancer. Surgery 1995; 118: 103- 108.

Triozzi PL, Kim JA, Aldrich W, Sampsel JA and Martin EW. Identification of tumor-reacting lymph node lymphocytes in vivo using radiolabeled monoclonal antibody. Cancer 1994; 73: 580-9.

Triozzi PL, Aldrich W, Kim JA, Kinney P, Sagone A, and Rinehart J. Application of monocyte depletion using L-phenylalanine methyl ester ex vivo to adoptive cellular therapy. Immunopharmacology, 1994; 28: 39-45.

Kim JA, Triozzi PL, and Martin EW. Radioimmunoguided surgery for colorectal cancer. Oncology 1993; 7: 55-60.

Kim JA, Moore VL, Didolkar MS, Ordonez JV, Van Wesep RA, Suter CM. Flow cytometric DNA analysis of primary and concurrent metastatic squamous cell carcinoma of the head and neck. Am. J. Surg. 1989; 158: 288-91.

Borrero E, Grace T, Kim JA, and Queral L. Primary aortoduodenal fistula. Contemporary Surgery 1986; 33: 11-15.

Farrar WA, Lavalle G and Kim JA. Breast Cancer. In: McKenna and Murphy eds. Cancer Surgery. 2nd ed. Philadelphia: JB Lippincott, 1994 pp 209-261.

Farrar WA, Kim JA. Biopsy Techniques to Establish Diagnosis and Type of Malignant Lymphoma. In: Surgical Clinics of North America. 1993. Vol 2 No.2, pp159-167.

Kim JA, Triozzi PL. Application of Radioimmunoguided Surgery to locate tumor-Reactive cells for the adoptive therapy of cancer. In: Martin EW, and Arnold MA, eds. Radioimmunoguided surgery in the detection and treatment of colorectal cancer. Austin: RG Landes, 1994, p161- 170.

Kim JA. Observations on the Immunologic Basis of the Radioimmunoguided Surgery System. In: Schoetz DJ, Jr, ed. Seminars in Colon and Rectal Surgery. W.B. Saunders, 1995. Vol 6, No 4, pp202-206.

Kim JA and Martin EW, Jr. Radioimmunoguided Surgery for Recurrent and Metastatic Colorectal Cancer. In: Lotze MT and Rubin JT, eds. Regional Therapy of Advanced Cancer. J.B. Lippincott-Raven, 1997, pp391-400.

Kim JA. Activated Cellular Therapy of Liver Tumors. In: Clavien P ed. Malignant Liver Tumors: Current and Emerging Therapies. Blackwell Science, 1999, pp248-258.Tumor therapy with adoptively transferred CD4 cells (1 RO1 CA78263) NIH/NCI. $915,709.00 7/01/98-04/30/2002 Shu S, Kim JA. (P.I./Co-I). U.S. #
5,814,295. Determination of lymph nodes enriched in tumor reactive cells, their proliferation and their use in adoptive cellular therapy. Granted September 29, 1998.

Minimally invasive approaches to breast diseases, Cleveland Clinic Foundation, Cleveland, OH. September 1999.

The Scientific Advisory Board is paid a fee of $1,000 for each meeting attended. Additionally, certain members past and present have been granted an option of unlimited duration to purchase 10,000 shares from the Company's Common Stock at a price of $2.00 per share

Ronald Tygar

President and Chairman of RT Industries, a NASDAQ publicly held manufacturing and distribution Company specializing in Automobile brakes and automotive computer parts; Chairman of RT funding Corp., a New York State based mortgage lender; President and chairman of RT consultants advisory services in business development, corporate marketing, manufacturing and distribution operations. Mr. Tygar will counsel the Mediscience management team on matters pertaining to business development, corporate marketing, manufacturing and distribution operations.

Jeremy Rosen DDS

Presents extensive Medical/Dental/Oral Health experience regarding FDA Clinical, structuring, management, and overview and expertise in the area of Dental/Oral applications of the Company's Technology. Dr. Rosen will be supporting/participating in management presentations seeking corporate funding and/or corporate relationships

ITEM 11 Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 30, 2004 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:

            Name and Address of                        Number of Shares               Percentage
              Beneficial Owner                        Beneficially Owned          Beneficially Owned
--------------------------------------                ------------------          ------------------
William W. Armstrong
P.O. Box 607
Tupper Lake, NY 12986                                       355,200(1)                       *

Sidney Braginsky
6 Stoney Court
Dix Hills, NY 11746                                               0                          0

Michael Engelhart
161 North Franklin Turnpike
Ramsey, NJ 07446                                          2,000,000(2)                     3.7%

Peter Katevatis
1235 Folkestone Way
Cherry Hill, NJ
08034                                                     8,921,525(3)                    17.0%

            Name and Address of                        Number of Shares               Percentage
              Beneficial Owner                        Beneficially Owned          Beneficially Owned
--------------------------------------                ------------------          ------------------
John M. Kennedy
802 Chestnut Avenue
Somerdale, NJ 08083                                       2,574,599(6)                     4.8%

Michael N. Kouvatas
27 Kings Highway
East Haddonfield, NJ 08033                                  550,666(4)                     1.0%

John Matheu
215 Longhill Drive
Short Hills, NJ 07078                                       321,055(5)                       *

All directors and executive officers as a
group(7 persons)                                         14,386,375                       28.0%

----------
*Represents less than 1%

(1) Includes 6,000 shares held by Mr. Armstrong's wife for which Mr. Armstrong disclaims beneficial ownership.

(2) Represents shares issuable upon the exercise of a three-year stock option to purchase an aggregate of (i) 1,800,000 shares at $1.00 per share, which vests in 600,000 share increments upon raising certain levels of equity and (ii) 200,000 shares at $0.25 per share. (See Engelhart employment agreement for terms 10-K 2005 incorporated herein by reference thereto)

(3) Includes 6,217,357 (5,349,794 shares and 867,563 shares issued January 20, 2005 as correction 50,499,149 subject to 17% anti-dilution right all issued pursuant to an anti-dilution agreement/resolution nunc pro tunc dated July 16, 2004 between the Board and Mr. Katevatis, and (ii) 1,416,667 shares issued at $0.25 in lieu of salary and fees for legal services rendered to us by Mr. Katevatis, (iii) 552,664 shares issued in connection with a salary reduction required by the terms of a private placement of our stock, and (iv) 398,167 shares received in a cashless exercise of a stock option. (total 2,367,498) Excludes 200,000 shares owned by Mr. Katevatis daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership. (See Katevatis employment agreement for terms 10-K 2005 incorporated herein by reference thereto)

(4) Includes (i) 118,000 shares owned by Mr. Kouvatas's wife for which Mr. Kouvatas, disclaims beneficial ownership; and 40,000 shares currently in the estate of Mr. Kouvatas' son of which Mr. Kouvatas and his wife are beneficiaries. Includes the 466,666 restricted shares acquired by Mr. Kouvatas pursuant to the exercise of stock options,6000 shares for which Mr. Kouvatas is custodian for three (3) of his children and 36,000 shares for which Mr. Kouvatas's daughter is custodian for her two children under the New Jersey Uniform Gift to Minors Act; and 30,000 shares registered in the names of each his children.

(5) Includes 300,000 shares subject to a stock option.

(6) Includes the issuance of a net of 1,833,333 restricted shares acquired by Mr. Kennedy pursuant to the exercise of stock options On December 13, 1985 the Company granted stock options at an exercise price of $0.25 per share to the following Officers and Directors in exchange for cancellation of certain of the Company's accrued indebtedness to such persons, portions of which were assigned as follows: Mr. Katevatis received options to purchase 4,400,000 shares (2,200,000 of which were assigned by Mr. Katevatis to Mr. Kennedy); and . Also includes 100,000 shares registered in the name of Mr. Kennedy wife.

                                     NOTES

NOTE:1.In April 1996, Messrs. Katevatis, Kouvatas, Kennedy and Armstrong, directors and shareholders of the Company, collectively exercised options for 2,763,166 shares of the Company's common stock at no cost in consideration for the cancellation of the remaining 452,582 options held by these individuals. The exercise price for these options was $0.25 per share and accordingly, the Company recorded $690,792 as additional compensation expense.

Excludes 3,041,500 shares beneficially owned by Allen & Company, Incorporated, (included 1,041,500 warrants) reflected in Amendment No. 6 to their Schedule SC13G/A dated 2/14/02 filed by Allen & Co. This Allen Warrant expired April 6, 2003 present beneficial ownership reduced to 2,041,500. shares of common.

Note 2 10-Q October 14, 2003 In August of 2003 the company issued 1,619,057 shares of common stock to Peter Katevatis, Chairman/ CEO and 71,557 shares of common stock to Dr.Robert Alfano co-founders at par value of .01 per share in accordance with their contractual anti-dilution rights with the company. The anti-dilution rights are exercisable at their sole discretion and are for established valuable consideration, and per auditor certified vested contractual rights 17% Katevatis and 4% Dr. Robert Alfano anti-dilution rights. Katevatis directed his 1,619,057 shares issued as follows: 1,000,000 Peter Katevatis as to the following parties he asserts no control and disclaims beneficial ownership. 300,000 Marie Sten, 219,057 Robert J. Katevatis, 100,000 Peter J. Katevatis

NOTE 3 Board minute/action of July16, 2004 in support of historical contractual continual anti-dilution (JV) issuances to Peter Katevatis and Robert Alfano founders is incorporated in its entirety and made a part hereof. (see SB-2 SEC registration filing exhibits board minute resolution SB-2 shares held by Katevatis_ Alfano "RESOLVED, that the Corporation's agreement to issue, from time to time, additional shares of Common Stock to Katevatis such that the Katevatis Shares represent the Katevatis Anti-Dilution Percentage (17%) and the Alfano Shares represent the Alfano Anti-Dilution Percentage (4%) of the issued and outstanding shares of Common Stock, and is hereby unanimously ratified, confirmed and approved nunc pro tunc in all respects". Katevatis Anti-dilution transactions reflected in FORM 4 Filings

Katevatis SEC Form 4 filing dated 09/13/2004 Total shares issued as per his JV ant-dilution requirement 7, 717,292 (all SEC rule 144 legend) Katevatis SEC Form 4 filing dated 05/ 13/2005 Total shares issued to March 30, 2005 per his JV ant-dilution requirement 9,220,895 (all SEC rule 144 legend)

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Katevatis is paid $50,000 for legal services rendered to us during each fiscal year. Mr. Katevatis received $50,000 for each of our fiscal years commencing in 1998 through 2004.

In July 2002, we entered into a month-to-month lease agreement with Peter Katevatis, our Chairman and Chief Executive Officer, for approximately 3,000 square feet for our corporate offices for which we pay no rent but have assumed the obligation to pay all taxes, maintenance, insurance, utilities and repairs relating to such premises.

Mr. Katevatis has agreed to forbear any and all collection action against us for accrued salary and fees including forgiveness of interest in exchange for the option of converting any such accrued salary and fees into our common stock at $0.25 per share. If we receive financing, Mr. Katevatis may elect to receive all or part of such accrued salary or fees in cash or common stock. As of September 30, 2004, accrued salary and fees amounted to $1,406,333 for Mr. Katevatis.

On December 1, 1988, we acquired from Dr. Robert Alfano, a principal shareholder, all of the issued and outstanding stock of LDI including the "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence" patent in exchange for 1,500,000 shares of our Common Stock. LDI is under a continuing obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in such patent to Michelle Alfano, Dr. Alfano's daughter.

On August 1, 2004, we entered into a thirteen-month consulting agreement with John Matheu, a director, a former member of the audit committee, pursuant to which Mr. Matheu will provide management consulting services to us. Mr. Matheu will be paid a monthly consulting fee of $4,166 during the term of the agreement, and received an option to purchase 300,000 shares of Common Stock at $1.50 per share.

On December 9, 2004, we entered into an Amended and Restated Employment Agreement with Michael Engelhart, a director and our President and Chief Operating Officer, which restated and amended the terms of the Mr. Engelhart's Employment Agreement with us to clarify the original intent of the parties with respect to the nature of the stock options granted to Mr. Engelhart thereunder.

On July16, 2004 Board minute/action in support of historical contractual continual anti-dilution (JV) issuances to Peter Katevatis and Robert Alfano founders is incorporated in its entirety and made a part hereof. (see SB-2 SEC registration filing effective Jan. 12, 2005 with exhibits including board minute resolution. Reported shares by the companys transfer agent, Registrar and transfer Co.,. on February 28, 2005 held by Peter Katevatis 8,921,525 and Robert Alfano 1,946,588

"RESOLVED, that the Corporation's agreement to issue, from time to time, additional shares of Common Stock to Katevatis such that the Katevatis Shares represent the Katevatis Anti-Dilution Percentage (17%) and the Alfano Shares represent the Alfano Anti-Dilution Percentage (4%) of the issued and outstanding shares of Common Stock, and is hereby ratified, confirmed and approved nunc pro tunc in all respects" Item 26. Recent Sales of Unregistered Securities

     DURING THE LAST THREE YEARS, WE HAVE ISSUED THE FOLLOWING UNREGISTERED
                                  SECURITIES.

None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated there-under. All recipients had adequate access, through their relationships with us, to information about us.

Sidney Braginsky, our director and former president and chief operating officer, was granted options to purchase up to 2,000,000 shares of Common Stock at $0.25 per share as to 150,000 shares and $1.00 per share as to the remaining 1,850,000 shares, pursuant to his employment agreement, dated July 9, 2001, with us, which agreement terminated and such options were forfeited upon his resignation as an officer on April 26, 2003.

On January 28, 2003, August 7, 2003, March 8, 2004, April 12, 2004, July 19,
2004, August 18, 2004 and August 23, 2004, we issued 44,312 shares, 1,000,000 shares, 1,595,450 shares, 69,700 shares, 609,886 shares, 624,580 shares and 51,000 shares of Common Stock, respectively, to Peter Katevatis pursuant to an anti-dilution agreement between us and Mr. Katevatis.

On January 28, 2003, August 27, 2003, March 8, 2004, April 12, 2004, July 19,
2004 and August 23, 2004, we issued 17,729 shares, 71,557 shares, 375,400 shares, 16,400 shares, 143,502 shares and 12,000 shares of Common Stock, respectively, to Dr. Alfano pursuant to an anti-dilution agreement between us and Dr. Alfano.

In February 2004, we issued and sold to accredited investors in a private placement 60 shares of our convertible preferred stock which were converted into an aggregate of 6,000,000 shares of Common Stock on March 8, 2004, for an aggregate of $1,500,000 or $25,000 per share of our preferred stock.

On April 23, 2004, we granted an option to purchase (i) 1,800,000 shares of our Common Stock at $1.00 per share which vest in 600,000 share increments upon our raising certain levels of equity based on our business plan, 380,000 share increments upon the achievement of certain critical milestones, or a combination thereof, and (ii) an option to purchase 200,000 shares of our Common Stock at $0.25 per share to Michael Engelhart, a director and our President and Chief Operating Officer.

On March 8, 2004, we issued 325,000 shares of Common Stock to Dr. Jeremy Rosen as compensation for Dr. Rosen's medical/ FDA clinical advisory services for a period from February 1, 2004 to February 1, 2005.

In February 2004, we issued and sold to accredited investors in a private placement 60 shares of our convertible preferred stock which were converted into an aggregate of 6,000,000 shares of Common Stock on March 8, 2004, for an aggregate of $1,500,000 or $25,000 per share of our preferred stock.

On November 15, 2001, we entered into an agreement with Chesterbrook Partners Inc. pursuant to which, among other things, Chesterbrook Partners received five-year warrants to purchase an aggregate of 200,000 shares of Common Stock, at $0.25 per share, as compensation for shareholder support services provided to us during the period February 28, 1999 to November 15, 2001.

On each of December 3, 2001 and June 21, 2002, Chesterbrook Partners Inc. assigned all of its right, title and interest in a five-year warrant to purchase 100,000 shares of Common Stock for $0.25 per share to William M. Baker, a non-affiliated accredited investor. Mr. Baker exercised the warrants as to all of the 100,000 shares of Common Stock on February 18, 2004 for an aggregate purchase price of $25,000.

On December 21, 2001, Chesterbrook Partners Inc. assigned all of its right, title and interest in a five-year warrant to purchase 50,000 shares of Common Stock for $0.25 per share to Lawrence B. Elgart, a non-affiliated accredited investor. Mr. Elgart exercised the warrant as to all of the 50,000 shares of Common Stock on February 2, 2004 for an aggregate purchase price of $12,500.

On April 23, 2004, we granted an option to purchase (i) 1,800,000 shares of our Common Stock at $1.00 per share which vest in 600,000 share increments upon our raising certain levels of equity based on our business plan, 380,000 share increments upon the achievement of certain critical milestones, or a combination thereof, and (ii) an option to purchase 200,000 shares of our Common Stock at $0.25 per share to Michael Engelhart, a director and our President and Chief Operating Officer.

On March 8, 2004, we issued 325,000 shares of Common Stock to Dr. Jeremy Rosen as compensation for Dr. Rosen's medical/ FDA clinical advisory services for a period from February 1, 2004 to February 1, 2005.

In February 2004, we issued and sold to accredited investors in a private placement 60 shares of our convertible preferred stock which were converted into an aggregate of 6,000,000 shares of Common Stock on March 8, 2004, for an aggregate of $1,500,000 or $25,000 per share of our preferred stock.

On November 15, 2001, we entered into an agreement with Chesterbrook Partners Inc. pursuant to which, among other things, Chesterbrook Partners received five-year warrants to purchase an aggregate of 200,000 shares of Common Stock, at $0.25 per share, as compensation for shareholder support services provided to us during the period February 28, 1999 to November 15, 2001.

On each of December 3, 2001 and June 21, 2002, Chesterbrook Partners Inc. assigned all of its right, title and interest in a five-year warrant to purchase 100,000 shares of Common Stock for $0.25 per share to William M. Baker, a non-affiliated accredited investor. Mr. Baker exercised the warrants as to all of the 100,000 shares of Common Stock on February 18, 2004 for an aggregate purchase price of $25,000.

On December 21, 2001, Chesterbrook Partners Inc. assigned all of its right, title and interest in a five-year warrant to purchase 50,000 shares of Common Stock for $0.25 per share to Lawrence B. Elgart, a non-affiliated accredited investor. Mr. Elgart exercised the warrant as to all of the 50,000 shares of Common Stock on February 2, 2004 for an aggregate purchase price of $12,500.

On April 23, 2004, we granted an option to purchase (i) 1,800,000 shares of our Common Stock at $1.00 per share which vest in 600,000 share increments upon our raising certain levels of equity based on our business plan, 380,000 share increments upon the achievement of certain critical milestones, or a combination thereof, and (ii) an option to purchase 200,000 shares of our Common Stock at $0.25 per share to Michael Engelhart, a director and our President and Chief Operating Officer.

On March 8, 2004, we issued 325,000 shares of Common Stock to Dr. Jeremy Rosen as compensation for Dr. Rosen's medical/ FDA clinical advisory services for a period from February 1, 2004 to February 1, 2005.

On March 8, 2004, we issued 1,400,000 shares of Common Stock to RT Consulting Services Inc. as compensation for RT Consulting Services Inc.'s medical/FDA engineering, manufacturing, and financial advisory services from February, 2004 to February, 2008.

On May 5, 2004, we issued 200,000 shares of Common Stock to Chesterbrook Partners Inc. as compensation for Chesterbrook Partners Inc.'s public relation and shareholder advisory services for our 2004 fiscal year through February 28, 2005.

In August 2004, we (i) issued 100,000 shares of our Common Stock at $0.59 per share, and (ii) granted a warrant to purchase 100,000 shares of Common Stock at $2.00 per share, to Alan Moses under a consulting agreement pursuant to which Mr. Moses provided us with website management and design services.

In August 2004, we issued 200,000 shares of Common Stock at $0.59 per share for accounting services provided to us.

In August 2004, we issued 55,556 shares of Common Stock at $0.59 per share for secretarial services provided to us.

In November 2004, we issued (i) 1,000,000 shares of Common Stock at $0.75 per share, and (ii) a six-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $3.00 per share to INFO TONICS (Kodak,Corning,Xerox) in connection with INFO TONICS FUNDING A collaborative research and development agreement between INFOTONICS and us.

On August 1, 2004, we granted an option to purchase 300,000 share of Common Stock at $1.50 per share to Director John Matheu pursuant to a consulting agreement with the Company

ITEM 13 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Parente Randolph LLP the Group's independent auditors in each of the last two fiscal years, in each of the following categories were:

       Accounting Fee Disclosure:           10-k/10-q            other/sb-2 etc
          fiscal year 2005                    32,580                37,420 (Sarbanes compliance)
          fiscal year 2004                    35,250                  -0-
          fiscal year 2003                    26,946                  -0-

Audit fees include fees associated with the annual audit and 10-Q reviews required. Audit-related fees principally include accounting consultation and advice regarding compliance with Sarbanes-Oxley in 2004-2005 preparatory for 2006 compliance by MTC. The directors are required to prepare annual 10-K for each financial year that gives a true and fair view of the state of affairs of the Company as at the end of the financial year February 28, 2005 and of the results of MTC for the year. In preparing the accounts, appropriate accounting policies have been used and applied consistently, and reasonable and prudent judgements and estimates have been made, Applicable accounting standards have been followed

The amount included in Other in 2004 related to legal corporate work in relation to the successful Reg. D PPM $1.5 Million raise and the filing of an MTC SB-2 registration document deemed SEC effective Jan 12, 2005.

ITEM 14 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1 Restated Certificate of Incorporation, dated December 9, 2004 (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-117820) ("Registration Statement")).

3.2 By-laws (incorporated herein by reference to Exhibit 3.2 to our Registration Statement).

4.1 Letter Agreement, dated November 15, 2001 between us and Chesterbrook Partners Inc. (incorporated herein by reference to Exhibit 4.1 to our Registration Statement).

4.2 Stock Purchase Warrant, dated November 15 2001, issued by us to Chesterbrook Partners Inc. to purchase 100,000 shares at an exercise price of $0.25 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement).

4.3 Stock Purchase Warrant, dated November 15, 2001, issued by us to Chesterbrook Partners Inc. to purchase 50,000 shares at an exercise price of $0.25 (incorporated herein by reference to Exhibit 4.3 to our Registration Statement).

4.4 Stock Purchase Warrant, dated November 15 2001, issued by us to Chesterbrook Partners Inc. to purchase 50,000 shares at an exercise price of $0.25 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement).

4.5 Assignment of Stock Purchase Warrant, dated December 3, 2001 and June 21, 2002, to purchase 100,000 shares at an exercise price of $0.25 from Chesterbrook Partners Inc. to William Baker (incorporated herein by reference to Exhibit 4.5 to our Registration Statement).

4.6 Assignment of Stock Purchase Warrant dated December 21, 2001, to purchase 50,000 shares at an exercise price of $0.25 from Chesterbrook Partners Inc. to Lawrence B. Elgart (incorporated herein by reference to Exhibit 4.6 to our Registration Statement).

4.7 Consulting Agreement, dated April 1, 2004, between us and Chesterbrook Partners Inc. (incorporated herein by reference to Exhibit 4.7 to our Registration Statement).

4.8 Consulting Agreement, dated February 1, 2004, between us and Jeremy Rosen (incorporated herein by reference to Exhibit 4.8 to our Registration Statement).

4.9 Consulting Agreement, dated February 1, 2004, between us and Consulting Services Inc. (incorporated herein by reference to Exhibit 4.9 to our Registration Statement).

4.10 Form of Subscription Agreement between us an each of the Selling Shareholders which participated in the Private Placement (incorporated herein by reference to Exhibit 4.10 to our Registration Statement).

10.1 Agreement dated as of June 10, 2002, between us and RFCUNY (incorporated herein by reference to Exhibit 10.1 to our Registration Statement).

10.2 Project Agreement, dated as of May 1, 2004, between Medi-Photonics and RFCUNY (incorporated herein by reference to our Quarterly Report for the quarter ended May 31, 2004 on Form 10-QSB/A ("Form 10-QSB/A")).

10.3 Consulting Agreement between us and John Matheu, dated August 1, 2004 (incorporated herein by reference to Exhibit 10.3 to our Registration Statement).

10.4 Consulting Agreement between us and Robert Alfano, dated April 21 1992, (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended February 28, 1993).

10.5 Employment Agreement between us and Peter Katevatis, dated March 5, 1992 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement).

10.6 Amended and Restated Employment Agreement between us and Michael Engelhart, dated December 9, 2004 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated December 10, 2004 ("December 2004 Form 8-K")).

10.7 Nonqualified Stock Option Agreement, dated as of April 23, 2003, between us and Michael Engelhart (incorporated herein by referred to Exhibit 99.1 to our December 2004 Form 8-K).

10.8 Incentive Stock Option Agreement, dated December 9, 2004, between us and Michael Engelhart (incorporated herein by reference to Exhibit 99.1 to our December 2004 Form 8-K).

10.9 Anti-Dilution Agreement between us and Peter Katevatis, dated July 19, 2004 (incorporated herein by reference to Exhibit 10.1 to our Form 10-QSB/A).

10.10 Anti-Dilution Agreement between us and Robert Alfano, dated July 19, 2004 (incorporated herein by reference to Exhibit 10.2 to our Form10-QSB/A).

10.11 Agreement between us and Peter Katevatis, dated October 1, 2004 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report for the quarter ended August 31, 2004 on Form 10-QSB ("Form 10-QSB")).

10.12 Agreement between us and Robert Alfano, dated October 1, 2004 (incorporated herein by reference to Exhibit 10.1 to our Form 10-QSB).

10.13 Lease Agreement between us and Peter Katevatis, dated July 25, 2002 10.14 1999 Incentive Stock Option Plan (incorporated herein by reference to Appendix B-1 to our Definitive Proxy Statement on Schedule 14C as filed on January 23, 2004 ("Schedule 14C")).

10.15 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated herein by reference to Appendix B-1 to the our Schedule 14C).

10.16 Collaborative Research and Development Agreement, dated November 11, 2004, by and between Infotonics Technology Center Inc., Medi-Photonics and us (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated November 12, 2004).

31.1 Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K filed February 2, 2005 relating to a material agreement between us and Dr. Julian Kim.

Form 8-K filed March 2, 2005 relating to a change in our certifying accountant.

Form 8-K filed March 16, 2005 relating to a change in our certifying accountant.

Form 8-K filed March 16, 2005 relating to a material agreement between us and the Research Foundation--City University of New York.

Form 8-K filed April 1, 2005 relating to a material agreement between us and Investor Relations Group.


ITEM 15 SUBSEQUENT EVENTS

Frank Benick, CPA, 110 Main Street, Flemington NJ, has been retained as our Chief Financial Officer effective July 10, 2005 on terms favorable to Registrant to be EDGAR filed in a 8-K on or about July 10, 2005.

On January 18, 2005, we began a Regulation D private placement to a limited number of accredited investors of our units, which private placement was initially scheduled to expire on May 15, 2005, and which we extended to expire on August 15, 2005. Each unit is comprised of 50,000 shares of our common stock and 50,000 or our warrants expiring on August 1, 2007, each warrant entitling the holder to purchase one share of common stock at an exercise price of $1.00 per share.

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


         Name                                             Title                                   Date
         ----                                             -----                                   ----
ss/ Peter Katevatis                  Director, Board Chairman/Chief Executive Officer        June 13, 2005
-------------------
    Peter Katevatis, Esq.

ss/ William Armstrong                Director                                                June 13, 2005
---------------------
    William Armstrong

ss/ John Kennedy                     Director, Chief Financial Officer                       June 13, 2005
----------------
    John Kennedy

ss/ Michael N. Kouvatas              Director                                                June 13, 2005
-----------------------
    Michael N. Kouvatas, Esq.

ss/John Matheu                       Director                                                June 13, 2005
--------------
   John Matheu

ss/ Michael Engelhart                Director, President/Chief Operating Officer             June 13, 2005
---------------------
    Michael Engelhart