Form 10QSB
period 2005-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2005-07-20
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended May 31, 2005                    Commission File Number  0-7405

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2005.

    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------

Common Stock, par value                                               58,387,354
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                                  MAY 31, 2005

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheet as of May 31, 2005 (Unaudited)         1
           and February 28, 2005 (Audited)

           Consolidated Statement of Operations for the Three Months
           Ended May 31, 2005 (Unaudited) and May 31, 2004 (Unaudited)       2

           Consolidated Statement of Changes in Stockholders' Deficit
           for the Three Months Ended May 31, 2005 (Unaudited)               3

           Consolidated Statement of Cash Flows for the Three Months
           Ended May 31, 2005 (Unaudited) and May 31, 2004 (Unaudited)       4

           Exhibit to Consolidated Statement of Operations                   5

           Notes to Financial Statements                                    6-14

Item 2.    Management's Discussion and Analysis and Plan of Operation      15-19

Item 3.    Controls and Procedures                                         20-21

PART II.   Other Information                                               22-23

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                                        24

           Exhibit Index                                                     25

           Exhibits                                                        26-28

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                          May 31,       February 28,
                                                                           2005             2005
                                                                        (Unaudited)      (Audited)
                                                                        ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                         $    748,268    $    934,212
      Other Receivables                                                          167              --
      Prepaid Expenses                                                           962           3,848
                                                                        ------------    ------------
           Total Current Assets                                              749,397         938,060

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $204,680 -                                 573             637
        May 31, 2005; $204,616 - February 28, 2005

OTHER ASSETS - Security Deposit                                                1,800           1,800
------------
             - Deferred Costs                                              1,724,648       1,453,834
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  2,476,418    $  2,394,331
------------                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                        $         --    $     31,542
      Accounts Payable                                                        23,374          93,504
      Accrued Liabilities                                                  2,902,716       2,992,911
                                                                        ------------    ------------
                                                                           2,926,090       3,117,957
                                                                        ------------    ------------
           Total Current Liabilities

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares -May 31, 2005;             --              --
      -0- Shares - February 28, 2005
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding Shares - 58,387,354 Shares            583,874         561,243
        May 31, 2005; 56,124,210 Shares - February 28, 2005
      Additional Paid-in Capital                                          24,248,778      23,217,702
      Common Stock Subscribed                                                     --         250,000
      Accumulated Deficit                                                (25,282,324)    (24,752,571)
                                                                        ------------    ------------
           Total Stockholders' Deficit                                      (449,672)       (723,626)
                                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $  2,476,418    $  2,394,331
-----------------------------------------                               ============    ============


                 See Notes to Consolidated Financial Statements.
                                      - 1 -

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                          THREE MONTHS
                                                          ------------
                                                     2005              2004
                                                     ----              ----

Net Sales                                        $         --      $         --
                                                 ------------      ------------


Cost of Sales                                              --                --


      Gross Profit                                         --                --

General and Administrative Expense                    432,446           339,780
Product Development Expense                            79,719           116,156
Debt Conversion Inducement Expense                         --            58,555
Advertising, Travel and Marketing                      21,668            20,950
                                                 ------------      ------------
                                                      533,833           535,441
                                                 ------------      ------------
      Total Expenses

Other Income                                            4,080             1,364
                                                 ------------      ------------

Net Loss                                         $   (529,753)     $   (534,077)
                                                 ============      ============

Basic and Diluted Loss Per Common
   Share                                         $      (0.01)     $      (0.01)
                                                 ============      ============

Weighted Average Common Shares                     58,347,021        50,886,003
                                                 ============      ============

                See Notes to Consolidated Financial Statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------
                     FOR THE THREE MONTHS ENDED MAY 31, 2005
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------



                                       Preferred Stock           Common Stock           Additional       Common        Accumulated
                                       ---------------           ------------           ----------       ------        -----------
                                                                                          Paid-In         Stock          Deficit
                                                                                          -------         -----          -------
                                      Shares    Amount       Shares        Amount         Capital       Subscribed
                                      ------    ------       ------        ------         -------       ----------

BALANCE, FEBRUARY 28, 2005           $    --   $    --     56,124,210   $    561,243   $ 23,217,702    $    250,000   $(24,752,571)

   Issuance of Stock for Future
     Consulting Services                                      811,000          8,110        516,930

   Issuance of Stock -
     Anti-dilution Rights                                     394,810          3,948         (3,948)

   Issuance of Stock -
     Debt Conversion                                            7,334             73          3,594
   Issuance of Stock -
     For Cash                                                 550,000          5,500        269,500
   Issuance of Stock -
     Previously Subscribed                                    500,000          5,000        245,000
                                                                                                                          (250,000)

   Net Loss                                                                                                               (529,753)
                                     -------   -------   ------------   ------------   ------------    ------------   ------------

BALANCE, MAY 31, 2005                $    --   $    --     58,387,354   $    583,874   $ 24,248,778    $         --   $(25,282,324)
                                     =======   =======   ============   ============   ============    ============   ============

                See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                  2005           2004
                                                                  ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                $  (529,753)   $  (534,077)

      Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:
           Depreciation                                                64             64
           Amortization of Deferred Costs                         254,226        142,188
                                                              -----------    -----------
           Debt Conversion Inducement Expense                          --         58,555

           Subtotal                                              (275,463)      (333,270)

      Changes in Assets and Liabilities:
              (Increase) in Other Receivables                        (167)            --
           Decrease in Prepaid Expenses                             2,886          2,541
           (Decrease) Increase in Accounts Payable                (70,130)       (13,723)
           (Decrease) Increase in Accrued Liabilities             (86,528)      (330,139)
                                                              -----------    -----------

                Net Cash Used in Operating Activities            (429,402)      (674,591)
                                                              -----------    -----------

CASH FLOWS  FROM INVESTING ACTIVITIES                                  --             --
-------------------------------------                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds From Issuance of Common Stock                      275,000             --
                                                              -----------    -----------
      Decrease in Officer Loans                                   (31,542)            --
                                                              -----------    -----------
                Net Cash Provided by Financing Activities         243,458             --
                                                              -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                            (185,944)      (674,591)
-------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

      Beginning Balance                                           934,212      1,406,371
                                                              -----------    -----------
      Ending Balance                                          $   748,268    $   731,780
                                                              ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
  ACTIVITIES:
  -----------
    Common Stock Issued for Future Services                   $   525,040    $        --
                                                              ===========    ===========
    Common Stock Issued - Anti - Diluting Rights              $     3,948    $        --
                                                              ===========    ===========
    Common Stock Issued - Previously Subscribed               $   250,000    $        --
                                                              ===========    ===========
    Common Stock Issued - Cancellation of Debt                $     3,667    $        --
                                                              ===========    ===========

                 See Notes to Consolidated Financial Statements

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------


                                                          Three Months Ended May 31, 2005
                                              ---------------------------------------------------

                                                 Net            Weighted Average        Per Share
                                                 ---            ----------------        ---------
                                                 Loss          Shares Outstanding        Amount
                                                 ----          ------------------        ------

Basic/diluted loss per common share:

Net Loss                                      $ (529,753)          58,347,021          $    (0.01)

      Effect of dilutive securities                   --                   --                  --
                                              ----------           ----------          ----------

      Total                                   $ (529,753)          58,347,021          $    (0.01)
                                              ==========           ==========          ==========


                                                          Three Months Ended May 31, 2004
                                              ---------------------------------------------------

Basic/diluted loss per common share:

Net Loss                                      $ (534,077)          50,886,003          $    (0.01)

      Effect of dilutive securities                   --                   --                  --
                                              ----------           ----------          ----------

      Total                                   $ (534,077)          50,886,003          $    (0.01)
                                              ==========           ==========          ==========

                 See Notes to Consolidated Financial Statements

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

The consolidated financial statements as of and for the three month periods ended May 31, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

    Accounting for Stock-Based Compensation

The Company follows the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2006. At May 31, 2005, the Company had an incentive stock option plan for officers and employees and a consultants stock option plan. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There were no options granted during the quarter ended May 31, 2005.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to all awards.

                                                       Three Months Ended
                                                           May 31,
                                             -----------------------------------

                                                   2005              2004
                                                   ----              ----

Net loss, as reported                        $      (529,753)   $      (534,077)

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects                --                 --
                                             ---------------    ---------------

Pro forma net loss                           $      (529,753)   $      (534,077)
                                             ===============    ===============

Basic and Diluted Loss per share:

    As reported                              $         (0.01)   $         (0.01)
                                             ===============    ===============

    Pro forma                                $         (0.01)   $         (0.01)
                                             ===============    ===============

    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is effective at the beginning of their next fiscal year after December 15, 2005 for a small business issuer and, thus, will be effective for the Company beginning with the first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of adopting SFAS 123(R) but does not expect to have a material impact on its results of operations or its financial condition.

4.  Deferred Costs

During the three months ended May 31, 2005, the Company issued 811,000 fully vested restricted shares of its common stock to three consulting groups in exchange for services to be rendered, over a period of 6-12 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding. These costs have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of these costs is as follows:

            Nine Months Ending   February 28, 2006   $704,349

                   Year Ending   February 28, 2007    390,612

                   Year Ending   February 29, 2008    378,320

                   Year Ending   February 28, 2009    150,820

                   Year Ending   February 28, 2010    100,547

5.  Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust (the "Trust") totaling $30,000. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. On June 20, 2002, the Company entered into an additional $120,045 promissory note with the Trust with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. The Company made an inducement offer to the Trust to convert all of its then outstanding notes. On March 8, 2004 the Trust accepted the offer to convert the principal amount of $150,045 plus related interest of $35,470 to 1,460,000 common shares (Note 9). In connection with the inducement offer and related conversion, the Company recognized an expense of $58,555 during the three-month period ended May 31, 2004.

In November 2004, the Company entered into a $200,000 promissory note agreement with the Trust. The agreement provides for interest at 11% and a maturity date of November 18, 2006. Accrued interest is due and payable on January 15, 2005, January 15, 2006 and the maturity date. After the maturity date, unpaid principal and accrued interest on the promissory note bear interest at 15%. In November and December 2004, the Company entered into promissory note agreements totaling $150,000 with two individuals. The agreements provide for interest at 5% and a maturity date of November 18, 2006. Accrued interest is due and payable on January 15, 2005, January 15, 2006 and the maturity date. After the maturity date, unpaid principal and accrued interest on the promissory note bear interest at 7%. In January 2005 the Trust and two individuals converted a total of $350,000 of promissory notes into 700,000 shares of the Company's common stock. In March 2005 related accrued interest of $3,667 was converted into 7,334 shares of the Company's common stock.

6.  Related Party Transactions

From time to time, Mr. Katevatis, Chairman/CEO, advances funds to the Company to provide funding to pay operational expenses as they become due. These advances do not accrue interest. At May 31, 2005 and February 28, 2005, officer loans payable to Mr. Katevatis were, $-0- and $31,542 respectively.

Legal services rendered by Mr. Katevatis amounted to $12,500 for the three months ended May 31, 2005 and May 31, 2004. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $6,017and $3,338 for the three months ended May 31, 2005 and 2004, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart was the President and Chief Executive Officer of THM from 2000 to 2003. The agreement was terminated on April 12, 2004. On April 23, 2003, Mr. Engelhart was elected President and Chief Operating Officer of the Company and shortly thereafter entered into an employment agreement with the Company (Note 8). Expense reimbursements of $6,603 and $4,140 were accrued or paid to Mr. Engelhart for the three months ended May 31,2005 and 2004, respectively, with respect to his role as President and Chief Operating Officer of the Company.

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

7.  Accrued Liabilities

Accrued liabilities consist of the following:

                                               May 31,    February 28,
                                               -------    ------------
                                                2005          2005
                                                ----          ----


            Legal and professional fees      $  206,924   $  257,924

            Consulting and university fees    1,192,414    1,220,415

            Salaries and wages                1,412,333    1,412,333

            Other                                91,045      102,239
                                             ----------   ----------

                       Total                 $2,902,716   $2,992,911
                                             ==========   ==========

Included in legal and professional fees as of May 31, 2005 and February 28, 2005 is $50,000 and $57,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of May 31, 2005 and February 28, 2005 is $1,148,818 and $1,170,818, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

Included in salaries and wages as of May 31, 2005 and February 28, 2005 is $1,406,333 and $1,406,333, respectively, owed to Mr. Katevatis with respect to his employment agreement (Note 8).

Included in salaries and wages as of May 31, 2005 and February 28, 2005 is $2,500 and $2,500, respectively, owed to Mr. Engelhart with respect to his employment agreement (Note 8).

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of 1% of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the three month periods ended May 31, 2005 and 2004.

    Other Royalties

The Company entered into an agreement for worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and 50% of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three month periods ended May 31, 2005 and 2004

    Research Foundation of the City University of New York

The Company and the Research Foundation of the City University of New York ("RFCUNY") entered into a Research Agreement in June 1992, which has been amended from time to time. The Research Agreement called for the Company to commercialize certain technology owned by "RFCUNY" and granted an exclusive, worldwide license to the technology. In respect to the licensing, the Company is liable to pay royalties based on net sales of products and any income received from sublicensing. The Company has not recorded or paid any royalties during the three months period ended May 31, 2005 and 2004.

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

9.  Stockholders' Deficit

    Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2005, the Company issued 316,370 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights and as of May 31, 2005, the Company is obligated to issue an additional 120,246 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2005, the Company issued 78,440 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights and as of May 31,2005, the Company is obligated to issue an additional 24,293 shares to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

    Debt Conversion

On March 8, 2004, the Trust converted $185,515 of promissory notes and related interest into 1,460,000 shares of the Company's common stock (Note 5).

In January 2005, the Trust and two individuals converted a total of $350,000 of promissory notes into 700,000 shares of the Company's common stock.

In March 2005, related accrued interest of $3,667 was converted into 7,334 shares of the Company's common stock.

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

    Common Stock Issued for Future Services

During March and April 2004, the Company issued 1,925,000 restricted shares of its common stock with a value of $1,251,250 to three consulting groups in exchange for consulting services to be rendered over a 12-48 month period (Note
4).

During August 2004, the Company issued 300,000 restricted shares of its common stock with a value of $177,000 to two consulting groups in exchange for past services and services to be rendered over approximately a two year period (Note
4).

During  the  three  months  ended  May 31,  2005,  the  company  issued  811,000 restricted shares of its common stock with a value of $525,040 to three consulting groups in exchange for services to be rendered over a period of 6-12 months (Note 4).

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

    Common Stock Issued for Cash

In connection with its private placement offering during the quarter ended May 31, 2005, the Company issued 550,000 restricted shares of its common stock for cash proceeds of $275,000. In addition, the Company issued 500,000 restricted shares of its common stock that had been previously subscribed. In connection with the above issuances, the Company granted warrants to purchase 1,050,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

10. Stock Options and Warrants

    Stock Options
    -------------

Activity related to stock options during the three months ended May 31, 2005 is as follows:

                                                      Exercise       Weighted
                                                      --------       --------
                                                       Price          Average
                                                       -----          -------
                                        Shares         Range      Exercise Price
                                        ------         -----      --------------
      Outstanding, February 28, 2005   2,400,000   $ .25 - $ 2.00   $
                                                                        1.04
          Granted                             --
          Exercised                           --
          Fortified                           --
                                       ---------
      Outstanding, May 31, 2005        2,400,000   $ .25 - $ 2.00   $   1.04
                                       =========


    Stock Warrants
    --------------

Activity related to stock warrants during the three months ended May 31, 2005 is as follows:

                                        Shares      Exercise Price
                                        ------      --------------
                                       Available        Range
                                       ---------        -----
      Outstanding, February 28, 2005   3,500,000   $  .25 - $3.00
          Granted                      1,050,000   $         1.00
          Exercised                           --
          Fortified                           --
                                       ---------
      Outstanding, May 31, 2005        4,550,000   $ .25 - $ 3.00
                                       =========

In connection with its private placement offering during the quarter ended May 31, 2005, the Company granted warrants to purchase 1,050,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

                       Managements Discussion and Analysis
                       -----------------------------------

       Quarter Ending May 31, 2005 Compared to Quarter Ending May 31, 2004
       -------------------------------------------------------------------

Revenues
--------

We had no revenues during our fiscal quarter ending May 31, 2005 ("2006 fiscal year) and May 31, 2004 ("2005 fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses increased approximately $92,700 or 27% during the current fiscal quarter ended May 31, 2005 as compared to our fiscal quarter ended May 31, 2004. Included in the increase in general and administrative expenses is an increase in consulting costs approximating $91,000 during the current fiscal quarter when compared to the prior year fiscal quarter. The above increase was partly comprised of approximately $200,000 of deferred costs amortized as an expense, as compared to approximately $142,000 of deferred costs amortized as an expense in the prior year fiscal quarter, resulting in a net increase of $58,000. The increase in consulting costs was also comprised of approximately $33,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. With the exception of consulting costs, all other general and administrative costs increased approximately $2,000 with very little variance between line items during the current fiscal quarter when compared to the year earlier period.

Debt Conversion Inducement Expense
----------------------------------

The Company made an inducement offer to a creditor to convert all of its then outstanding notes. In March 2004 the creditor accepted the offer to convert the principal amount of $150,045 plus related accrued interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized a non-cash expense of $58,555 during the quarter ended May 31, 2004. No debt conversion inducement expense was recognized during the quarter ended May 31, 2005.

Advertising, Travel and Marketing
---------------------------------

Advertising, travel and marketing increased approximately $700 or 3%. The Company continues to pursue the establishment of co-promotional arrangements for the marketing, distribution, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives.

Research and Development Expense
--------------------------------

Research and development expense decreased approximately $36,500 or 31% during the current fiscal quarter ended May 31, 2005 when compared to the prior year fiscal quarter ended May 31, 2004. This decrease was comprised of the net decrease and increase in several key research and development expense categories. The principal reason for the decline in research costs was a decrease in funding to the Research Foundation City University of New York, approximating $56,200 in the current period when compared to the prior year quarter ended. In the prior year the Company committed to research funding approximating $300,000 through Medi-Photonics, the Company's wholly owned subsidiary to the Research Foundation City University of New York under a one-year project agreement for research and development in the area of optical biopsy for the development of a commercially viable CD-Ratiometer and adjunctive technology. The decrease in research and development is also represented by a decline of approximately $17,500 in outside consulting and patent related costs during the current fiscal quarter when compared to the year earlier period. Included as an increase in research and development is approximately $37,700 of deferred costs amortized as an expense. The company though its subsidiary Medi-Photonics entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a consortium of founding participants such as Corning Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable, miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue, remotely monitoring the health/status of various medical environments, e.g. the detection of various types of cancer and the monitoring of body functions. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. As consideration for Infotonics to carry out the research, the company issued to Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of May 31, 2005 of approximately $2,177,000 compared to a deficiency of approximately $2,180,000 at February 28, 2005 or a decrease in the deficiency of approximately $3,000 for the current fiscal quarter ended May 31, 2005. The decrease in the deficiency was comprised of a decrease of approximately $189,000 in current assets primarily composed of cash, as compared to a decrease of approximately $192,000 in current liabilities which was primarily composed of accrued liabilities and accounts payable. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries, and wages and other general obligations.

Cash flows from financing activities was a net increase approximating $243,000 for the quarter ended May 31, 2005, which is primarily related to the proceeds from an ongoing private placement of common stock. The proceeds from the private placement will be primarily used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital. During the quarter ended May 31, 2005 the Company refunded approximately $31,500 to an officer, who advanced it to the Company in a prior period.

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

The Company's strategy is to commercialize developing technologies utilizing optical biopsy (fluorescent imaging) into medical devices for early cancer detection and diagnostic in the areas of cervical, ex-vivo breast lumpectomy, esophagus, oral, colon and breast cancers. Mediscience Technology Corp formed Mediphotonics Development Company, LLC, a New York limited liability company, to engage in the development, design and assembly of optical biopsy medical devices. Mediphotonics has proven engineering expertise and successful experience in the technical and business processes needed to develop and augment existing scientific approaches and technology into commercially viable medical devices. On September 8, 2004, Mediphotonics Development Company, LLC, our wholly-owned subsidiary, entered into an agreement of intent to agree to jointly develop the "Compact Photonic Explorer" (CPE) or "pill camera", for medical and non-medical applications with Infotonics Technology Center (a consortium of Corning, Inc., Eastman Kodak Company and Xerox Corporation). The parties' initial focus of the project is developing a Compact Photonic Explorer (CPE) or "smart pill". The CPE has a photonic sensor that uses ultraviolet (UV) light to remotely monitor the health of human tissue in various environments. The product is being designed to potentially take a biopsy of various areas through spectroscopy. The initial target of the CPE is to develop a "smart pill" that targets the diagnosis various forms of cancer throughout the GI tract. During the first quarter of 2005, Mediphotonics commenced worked in the detection of breast cancer in human milk ducts and detecting acceptable clear margins (no cancer) in lumps that are excised from human breast cavities.

In December 2004, Mediphotonics and Research Foundation of City College of New York (RF-CUNY) completed a prototype CD-GYN (Cancer Detection Gynecological) Ratiometer suitable for clinical trials. Mediscience Technology, with its FDA consulting firms, Schiff & Company has submitted documentation necessary to begin clinical trials and will be meeting with the FDA in mid-August.

Critical Accounting Policies
----------------------------

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgements of management, such as:

      <     Determining accruals and contingencies;
      <     Valuing options and other equity instruments;
      <     Reviewing the realization/recoverability of deferred costs resulting from the  issuance  of common  stock to acquire  certain  consulting services to be rendered in future periods.
      <     Deferred tax valuation allowance.

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

            2. The Company has and will continue to consult with an accounting consultant and improve its analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financing statement disclosures relating thereto.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         In March 2005, the Company issued 500,000 shares of its common stock, which had been previously subscribed in the prior fiscal year in conjunction with its on-going private placement of its common stock.

         Also in March 2005, the Company issued an additional 550,000 shares of its common stock in continuance of its on-going private placement.

         During the three months ended May 30, 2005, the Company issued 811,000 shares of its common stock to three consulting groups in exchange for services to be rendered, over a period of 6-12 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (A)   Exhibits

         10.1 On June 13, 2005, the Company reported, Sidney Braginsky, Member of the Company's Board of Directors and former President COO of the Company tendered his resignation as board member, effective June 13, 2005. (Incorporated by reference to the Company's current report on Form 8-K filed June 16, 2005.)

         10.2     Agreement   dated  April  1,  2005  between  the  Company  and
                  Investment   Research  Group  (Incorporated  by  reference  to
                  exhibit 99.1 to the Company's report on Form 8-K filed April 1, 2005.)

         10.3 Agreement dated March 15, 2005 between the Company's wholly-owned subsidiary Mediphotonics Development Co. LLC and Research Foundation CUNY. (Incorporated by reference to exhibit 99.1 to the Company's report on Form 8-K filed March 18, 2005.)

         10.4 On March 14, 2005, the Company reported a change in the Company's certifying accountant and related executed engagement letter of Cogen Skar, LLP, Dated March 14, 2005. (Incorporated by reference to the Company's report on Form 8-K filed March 16, 2005.)

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




                                                  MEDISCIENCE TECHNOLOGY CORP.
                                                  (Registrant)


                                                  /s/ Peter Katevatis


                                                  ----------------------------
                                                  Peter Katevatis
                                                  Chairman of the Board and
                                                  Chief Executive Officer



July 15, 2005

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.   DESCRIPTION
-----------   -----------

       10.1 On June 13, 2005, the Company reported, Sidney Braginsky, Member of the Company's Board of Directors and former President CEO of the Company tendered his resignation as board member, effective June 13, 2005. (Incorporated by reference to the Company's current report on Form 8-K filed June 16, 2005.)

       10.2 Agreement dated April 1, 2005 between the Company and Investment Research Group (Incorporated by reference to exhibit 99.1 to the Company's report on Form 8-K filed April 1, 2005.)

       10.3 Agreement dated March 15, 2005 between the Company's wholly-owned subsidiary Mediphotonics Development Co. LLC and Research Foundation CUNY. (Incorporated by reference to exhibit 99.1 to the Company's report on Form 8-K filed March 18, 2005.)

       10.4 On March 14, 2005, the Company reported a change in the Company's certifying accountant and related executed engagement letter of Cogen Skar, LLP, Dated March 14, 2005. (Incorporated by reference to the Company's report on Form 8-K filed March 16, 2005.)

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