Form 10QSB
period 2005-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2005-10-18
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended August 31, 2005                Commission File Number  0-7405

                          MEDISCIENCE TECHNOLOGY CORP.
 -------------------------------------------------------------------------------
  (Exact Name of Registrant as Specified in its Certificate of Incorporation)


 -------------------------------------------------------------------------------
                                   New Jersey
         (State or other jurisdiction on incorporation or organization)


 -------------------------------------------------------------------------------
                                   22-1937826
                    (I.R.S. Employer Identification Number)

 -------------------------------------------------------------------------------
               1235 Folkestone Way, Cherry Hill, New Jersey 08034
                    (Address of principal executive offices)

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2005.

     Title of Class                                 Number of Shares Outstanding
     --------------                                 ----------------------------
Common Stock, par value
$.01 per share                                               58,776,354



                                           MEDISCIENCE TECHNOLOGY CORP.
                                           ----------------------------
                                                 AUGUST 31, 2005
                                                 ---------------

                                                     INDEX
                                                     -----


                                                                                                 PAGE
                                                                                                 ----
PART I.               Financial Information

Item 1.               Financial Statements

                      Consolidated Balance Sheet as of August 31, 2005
                      (Unaudited) and February 28, 2005 (Audited)                                 1

                      Consolidated Statement of Operations for the Six and
                      Three Months Ended August 31, 2005 (Unaudited)
                      and August 31, 2004 (Unaudited)                                             2

                      Consolidated Statement of Changes in Stockholders'
                      Deficit for the Six Months Ended August 31, 2005
                      (Unaudited)                                                                 3

                      Consolidated Statement of Cash Flows for the Six
                      Months Ended August 31, 2005 (Unaudited) and
                      August 31, 2004 (Unaudited)                                                 4

                      Exhibit to Consolidated Statement of Operations                             5

                      Notes to Financial Statements                                              6-14

Item 2.               Management's Discussion and Analysis and Plan of
                      Operation                                                                 15-19

Item 3.               Controls and Procedures                                                   20-21

PART II.              Other Information                                                           22

Item 1.               Legal Proceedings

Item 2.               Unregistered Sales of Equity Securities and Use of
                      Proceeds

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

                      Signatures                                                                  23

                      Exhibit Index                                                               24

                      Exhibit                                                                   25-27

                                      MEDISCIENCE TECHNOLOGY CORP.
                                      CONSOLIDATED BALANCE SHEET

                                               ASSETS

                                                                       August 31,     February 28,
                                                                          2005           2005
                                                                       (Unaudited)     (Audited)
                                                                      ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                       $    506,394    $    934,212
      Other Receivables                                                        167              --
      Prepaid Expenses                                                       3,785           3,848
                                                                      ------------    ------------
           Total Current Assets                                            510,346         938,060

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $204,858 -
        August 31, 2005; $204,6161 - February 28, 2005                       2,464             637

OTHER ASSETS - Security Deposit                                              1,800           1,800
------------
             - Deferred Costs                                            1,468,396       1,453,834
                                                                      ------------    ------------
TOTAL ASSETS                                                          $  1,983,006    $  2,394,331
                                                                      ============    ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
                                -------------------------------------

CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                      $         --    $     31,542
      Accounts Payable                                                      29,252          93,504
      Accrued Liabilities                                                2,912,447       2,992,911
                                                                      ------------    ------------
           Total Current Liabilities                                     2,941,699       3,117,957
                                                                      ------------    ------------
STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares - August 31,
         2005; -0- Shares - February 28, 2005                                   --              --
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding Shares - 58,776,354 Shares
        August 31, 2005; 56,124,210 Shares - February 28, 2005             587,764         561,243
      Additional Paid-in Capital                                        24,344,888      23,217,702
      Common Stock Subscribed                                                   --         250,000
      Accumulated Deficit                                              (25,891,345)    (24,752,571)
                                                                      ------------    ------------
           Total Stockholders' Deficit                                    (958,693)       (723,626)
                                                                      ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $  1,983,006    $  2,394,331
-----------------------------------------                             ============    ============


                           See Notes to Consolidated Financial Statements.

                                 MEDISCIENCE TECHNOLOGY CORP.
                                 ----------------------------
                             CONSOLIDATED STATEMENT OF OPERATIONS
                             ------------------------------------
                 FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
                 -----------------------------------------------------------
                                         (UNAUDITED)
                                         -----------


                                               SIX MONTHS                   THREE MONTHS
                                               ----------                   ------------
                                         2005            2004            2005            2004
                                         ----            ----            ----            ----
Net Sales                            $         --    $         --    $         --    $         --
Cost of Sales                                  --              --              --              --
                                     ------------    ------------    ------------    ------------
      Gross Profit                             --              --              --              --
General and Administrative Expense        904,728         812,308         472,282         472,528
Product Development Expense               207,310         215,585         127,591          99,429
Debt Conversion Inducement Expense             --          58,555              --              --
Advertising, Travel and Marketing          34,843          37,222          13,175          16,272
                                     ------------    ------------    ------------    ------------
      Total Expenses                    1,146,881       1,123,670         613,048         588,229
                                     ------------    ------------    ------------    ------------
Other Income                                8,107           2,500           4,027           1,136
                                     ------------    ------------    ------------    ------------
Net Loss                             $ (1,138,774)   $ (1,121,170)   $   (609,021)   $   (587,093)
                                     ============    ============    ============    ============
Basic and Diluted Loss Per Common
   Share                             $      (0.02)   $      (0.02)   $      (0.01)   $      (0.01)
                                     ============    ============    ============    ============
Weighted Average Common Shares
   Outstanding                         58,561,687      51,246,242      58,776,354      51,606,480
                                     ============    ============    ============    ============


                        See Notes to Consolidated Financial Statements.



                                            MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                                            ---------------------------------------------
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      ----------------------------------------------------------
                                               FOR THE SIX MONTHS ENDED AUGUST 31, 2005
                                               ----------------------------------------
                                                           (UNAUDITED)
                                                           -----------



                                      Preferred Stock               Common Stock         Additional       Common        Accumulated
                                      ---------------               ------------         ----------       ------        -----------
                                   Shares         Amount        Shares        Amount       Paid-In         Stock          Deficit
                                   ------         ------        ------        ------       -------         -----          -------
                                                                                           Capital      Subscribed
                                                                                           -------      ----------

BALANCE, FEBRUARY 28, 2005                --   $        --    56,124,210   $   561,243   $23,217,702    $   250,000    $(24,752,571)
    Issuance of Stock for
     Future Consulting Services                                  811,000         8,110       516,930
    Issuance of Stock -
     Anti-dilution Rights                                        583,810         5,838        (5,838)
    Issuance of Stock -
     Debt Conversion                                               7,334            73         3,594
    Issuance of Stock for Cash                                   750,000         7,500       367,500
    Issuance of Stock -
     Previously Subscribed                                       500,000         5,000        245,000      (250,000)
    Net Loss                                                                                                             (1,138,774)
                                 -----------   -----------   -----------   -----------   -----------    -----------    ------------
BALANCE, AUGUST 31, 2005                  --   $        --    58,776,354   $   587,764   $24,344,888    $        --    $(25,891,345)
                                 ===========   ===========   ===========   ===========   ===========    ===========    ============







                                             See Notes to Consolidated Financial Statements.

                                                                 - 3 -

                               MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                        (UNAUDITED)



                                                                  2005           2004
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

      Net Loss                                                $(1,138,774)   $(1,121,170)
      Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:
           Depreciation                                               243            128
           Amortization of Deferred Costs                         510,478        286,833
           Debt Conversion Inducement Expense                          --         58,555
           Issuance of Common Stock for Services                       --         32,778
                                                              -----------    -----------
           Subtotal                                              (628,053)      (742,876)
      Changes in Assets and Liabilities:
           (Increase) in Other Receivables                           (167)            --
           Decrease in Prepaid Expenses                                63           (363)
           (Decrease) Increase in Accounts Payable                (64,252)       (13,107)
           (Decrease) Increase in Accrued Liabilities             (76,797)      (276,879)
                                                              -----------    -----------
                Net Cash Used in Operating Activities            (769,206)    (1,033,225)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

      Acquisition of Equipment                                     (2,070)            --
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Proceeds From Issuance of Common Stock                      375,000             --
      Decrease in Officer Loans                                   (31,542)            --
                                                              -----------    -----------
                Net Cash Provided by Financing Activities         343,458             --
                                                              -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                            (427,818)    (1,033,225)
-------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

      Beginning Balance                                           934,212      1,406,371
                                                              -----------    -----------
      Ending Balance                                          $   506,394    $   373,146
                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
   ACTIVITIES:
   ----------

      Common Stock Issued for Future Services                 $   525,040    $ 1,428,250
                                                              ===========    ===========
      Common Stock Issued - Anti - Diluting Rights            $     5,838    $    28,734
                                                              ===========    ===========
      Common Stock Issued - Previously Subscribed             $   250,000    $        --
                                                              ===========    ===========
      Common Stock Issued - Cancellation of Debt              $     3,667    $   244,070
                                                              ===========    ===========


                       See Notes to Consolidated Financial Statements.

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------

                                             Six Months Ended August 31, 2005
                                         ---------------------------------------
                                                        Weighted
                                             Net      Average Shares  Per Share
                                            Loss       Outstanding      Amount
                                            ----       -----------      ------
Basic/diluted loss per common share:
Net Loss                                $(1,138,774)    58,561,687   $     (0.02)
Effect of dilutive securities                    --             --            --
                                        -----------    -----------   -----------
Total                                   $(1,138,774)    58,561,687   $     (0.02)
                                        ===========    ===========   ===========
                                             Six Months Ended August 31, 2004
                                         ---------------------------------------
                                                        Weighted
                                             Net      Average Shares  Per Share
                                            Loss       Outstanding      Amount
                                            ----       -----------      ------
Basic/diluted loss per common share:
Net Loss                                $(1,121,170)    51,246,242   $     (0.02)
Effect of dilutive securities                    --             --            --
                                        -----------    -----------   -----------
Total                                   $(1,121,170)    51,246,242   $     (0.02)
                                        ===========    ===========   ===========
                                           Three Months Ended August 31, 2005
                                         ---------------------------------------
Basic/diluted loss per common share:
Net Loss                                $  (609,021)    58,776,354   $     (0.01)
                                        ===========    ===========   ===========
Effect of dilutive securities                    --             --
                                        -----------    -----------   -----------
Total                                   $  (609,021)    58,776,354   $     (0.01)
                                        ===========    ===========   ===========
                                           Three Months Ended August 31, 2004
                                         ---------------------------------------
Basic/diluted loss per common share:
Net Loss                                $  (587,093)    51,606,480   $     (0.01)
                                        ===========    ===========   ===========
Effect of dilutive securities                    --             --
                                        -----------    -----------   -----------
Total                                   $  (587,093)    51,606,480   $     (0.01)
                                        ===========    ===========   ===========


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

The consolidated financial statements as of and for the six month periods ended August 31, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.

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

      Accounting for Stock-Based Compensation

The Company follows the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of SFAS No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in fiscal 2006. At August 31, 2005, the Company had an incentive stock option plan for officers and employees. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There were no options granted during the quarter ended August 31, 2005.

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS No. 123 to all awards.

                                                   Six Months Ended             Three Months Ended
                                                      August 31,                   August 31,
                                             --------------------------    --------------------------
                                                 2005           2004           2005           2004
                                                 ----           ----           ----           ----
Net loss, as reported                        $(1,138,774)   $(1,121,170)   $  (609,021)   $  (587,093)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects            --             --             --             --
                                             -----------    -----------    -----------    -----------
Pro forma net loss                           $(1,138,774)   $(1,121,170)   $  (609,021)   $  (587,093)
                                             ===========    ===========    ===========    ===========
Basic and Diluted Loss per share:
    As reported                              $     (0.02)   $     (0.02)   $     (0.01)   $     (0.01)
                                             ===========    ===========    ===========    ===========
    Pro forma                                $     (0.02)   $     (0.02)   $     (0.01)   $     (0.01)
                                             ===========    ===========    ===========    ===========

      Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R)), "Share- Based Payment," which requires companies to measure and recognize compensation expense for all stock- based payments at fair value. SFAS 123(R)) is effective at the beginning of their next fiscal year after December 15, 2005 for a small business issuer and, thus, will be effective for the Company beginning with the first quarter of fiscal 2007.

The Company is currently evaluating the impact of adopting SFAS 123(R)) but does not expect to have a material impact on its results of operations or its financial condition.

4.    Deferred Costs

During the six months ended August 31, 2005, the Company issued 811,000 fully vested restricted shares of its common stock at a value between $.55 to $.68 per share (the closing price of the Company's common stock on the date of issuance) amounting to $525,040 to three consulting groups in exchange for services to be rendered, over a period of 6 - 12 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding. These costs have been capitalized and will be recognized on a straight- line basis over the life of the agreements. Expected future amortization of all deferred costs is as follows:


     Six Months Ending            February 28, 2006        $  448,097
        Year Ending               February 28, 2007           390,612
        Year Ending               February 29, 2008           378,320
        Year Ending               February 28, 2009           150,820
        Year Ending               February 28, 2010           100,547


5.    Other Loans

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust (the "Trust") totaling $30,000. Both notes bear interest at the rate of 8.25% per annum and are convertible into common stock on the basis of $.25 per share. The conversion option is unlimited in duration. Both notes are demand instruments and the holder can demand and receive payment in full including interest. On June 20, 2002, the Company entered into an additional $120,045 promissory note with the Trust with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2003. The principal amount of the note plus accrued interest is due and payable on the maturity date. There is a conversion feature that allows the Trust to convert the principal and accrued interest on the note on March 31, 2004 to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. The Company made an inducement offer to the Trust to convert all of its then outstanding notes. On March 8, 2004 the Trust accepted the offer to convert the principal amount of $150,045 plus related interest of $35,470 to 1,460,000 common shares (Note 8). In connection with the inducement offer and related conversion, the Company recognized an expense of $58,555 during the six-month period ended August 31, 2004.

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

6.    Related Party Transactions

From time to time, Mr. Katevatis, Chairman/CEO, advances funds to the Company to provide funding to pay operational expenses as they become due. These advances do not accrue interest. At August 31, 2005 and February 28, 2005, officer loans payable to Mr. Katevatis were, $-0- and $31,542 respectively.

Legal services rendered by Mr. Katevatis amounted to $25,000 for the six months ended August 31, 2005 and August 31, 2004. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $11,579 and $6,944 for the six months ended August 31, 2005 and 2004, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart was the President and Chief Executive Officer of THM from 2000 to 2003. The agreement was terminated on April 12, 2004. On April 23, 2003, Mr. Engelhart was elected President and Chief Operating Officer of the Company and shortly thereafter entered into an employment agreement with the Company (Note 8). Expense reimbursements of $13,122 and $20,128 were accrued or paid to Mr. Engelhart for the six months ended August 31, 2005 and 2004, respectively, with respect to his role as President and Chief Operating Officer of the Company.

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

7.    Accrued Liabilities

Accrued liabilities consist of the following:

                                                    August 31,     February 28,
                                                    ----------     ------------
                                                       2005           2005
                                                       ----           ----

Legal and professional fees                         $  210,424     $  257,924
Consulting and university fees                       1,207,915      1,220,415
Salaries and wages                                   1,408,833      1,412,333
Other                                                   85,275        102,239
                                                    ----------     ----------
           Total                                    $2,912,447     $2,992,911
                                                    ==========     ==========

Included in legal and professional fees as of August 31, 2005 and February 28, 2005 is $62,500 and $57,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of August 31, 2005 and February 28, 2005 is $1,164,318 and $1,170,818, respectively, owed to Dr. Alfano (Note 8) with respect to his consulting agreement.

Included in salaries and wages as of August 31, 2005 and February 28, 2005 is $1,406,333 and $1,406,333, respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of August 31, 2005 and February 28, 2005 is $2,500 and $2,500, respectively, owed to Mr. Engelhart with respect to his employment agreement.

8.    Stockholders' Deficit

      Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis
Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2005, the Company issued 469,370 of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights and as of August 31, 2005. The Company is obligated to issue an additional 1,246 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in- capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2005, the Company issued 114,440 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights and as of August 31, 2005. It was subsequently discovered that 3,707 shares were issued in error and will be returned during the next fiscal quarter ended November 30, 2005. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

      Debt Conversion

In March, 2005, related accrued interest of $3,667 was converted into 7,334 shares of the Company's common stock.

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

      Common Stock Issued for Future Services

During March 2005, the Company issued 711,000 restricted shares of its common stock with a value of $470,040 to two consulting groups in exchange for services to be rendered over a period of 12 months. The transaction was recognized based on the fair value of the shares issued (Note 4).

During April 2005, the Company issued 100,000 restricted shares of its common stock with a value of $55,000 to a consulting group in exchange for services to be rendered over a period of 6 months. The transaction was recognized based on the fair market value of the shares issued (Note 4).

      Common Stock Issued for Cash

In connection with its private placement offering during the six months ended August 31, 2005, the Company issued 750,000 restricted shares of its common stock for cash proceeds of $375,000. In addition, the Company issued 500,000 restricted shares of its common stock that had been previously subscribed. In connection with the above issuances, the Company granted warrants to purchase 1,250,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

      Other

In June 2005, 600,000 shares were issued in error to a consultant for future services along with 126,000 shares issued as per the Company's anti-dilution agreement. The recipients acknowledge the error and are in the process of returning the shares to the Company. Outstanding shares as reported in the financial statements do not reflect these shares, which had been issued in error.

9.    Stock Options and Warrants

      Stock Options
      -------------

Activity related to stock options during the six months ended August 31, 2005 is as follows:

                                                             Exercise         Weighted
                                                             --------         --------
                                                               Price          Average
                                                               -----          -------
                                               Shares          Range       Exercise Price
                                               ------          -----       --------------
Outstanding, February 28, 2005                2,400,000   $ .25 - $ 2.00  $      1.04
      Granted                                    --
      Exercised                                  --
      Fortified                                  --
                                             ----------
Outstanding, August 31, 2005                  2,400,000   $ .25 - $ 2.00  $      1.04
                                             ==========

      Stock Warrants
      --------------

Activity related to stock warrants during the six months ended August 31, 2005 is as follows:


                                                             Exercise
                                                             --------
                                           Shares             Price
                                           ------             -----
                                          Available           Range
                                          ---------           -----
Outstanding, February 28, 2005            3,500,000      $ .25 - $ 3.00
      Granted                             1,250,000      $         1.00
      Exercised                              --
      Fortified                              --
                                          ---------
Outstanding, August 31, 2005              4,750,000      $ .25 - $ 3.00
                                          =========

In connection with its private placement offering during the six months ended August 31, 2005, the Company granted warrants to purchase 1,250,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

                       Managements Discussion and Analysis
                       -----------------------------------

 Six Months Ending August 31, 2005 Compared to Six Months Ending August 31, 2004
 -------------------------------------------------------------------------------

Revenues
--------

We had no revenues during our six months ending August 31, 2005 ("2006" fiscal year) and August 31, 2004 ("2005" fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased approximately $92,000 or 11% during the current six month period ended August 31, 2005 as compared to our prior six month period ended August 31, 2004. This increase is net of both increases and decreases in key general and administrative expense categories. Included in the increase in general and administrative expenses is an increase in consulting costs approximating $164,000 during the current six month period when compared to the prior six month period. The above increase was partly comprised of approximately $409,000 of deferred costs amortized as an expense, as compared to approximately $286,000 of deferred costs amortized as an expense in the prior six month period, resulting in a net increase of $123,000. The increase in consulting costs was also comprised of approximately $41,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. With the exception of consulting costs, all other general and administrative costs increased approximately $1,000 with very little variance between line items during the current six month period when compared to the prior year earlier period. Included in the decrease in general and administrative expenses is a decrease in professional fees approximating $24,000 during the current six month period when compared to the prior six month period. In the prior period, the Company had incurred additional professional fee costs as it was preparing for a Securities and Exchange Commission filing. Also included in the decrease in general and administrative expenses is a decrease in salaries, wages, secretarial assistance and fringe benefits approximating $46,000, during the current six month period when compared to the prior six month period. In the prior period, the Company had increased office and administrative activities approximating $21,000 and increased temporary salaries, wages and fringe benefits approximating $25,000.

Debt Conversion Inducement Expense
----------------------------------

The Company made an inducement offer to a creditor to convert all of its then outstanding notes. In March, 2004, the creditor accepted the offer to convert the principal amount of $150,045 plus related accrued interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized a non-cash expense of $58,555 during the six months ended August 31, 2004. No debt conversion inducement expense was recognized during the six months ended August 31, 2005.

Advertising, Travel and Marketing
---------------------------------

Advertising, travel and marketing decreased approximately $2,400 or 6%. The Company continues to pursue the establishment of co-promotional arrangements for the marketing, distribution, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives.

Research and Development Expense
--------------------------------

Research and development expense decreased approximately $8,000 or 4% during the current six month period ended August 31, 2005 when compared to the prior six month period ended August 31, 2004. This decrease was comprised of the net decrease and increase in several key research and development expense categories. The principal reason for the decline in research costs was a decrease in funding to the Research Foundation City University of New York, approximating $116,000 in the current six month period when compared to the prior year six month period. In the prior year the Company committed to research funding approximating $300,000 through Medi-Photonics, the Company's wholly owned subsidiary to the Research Foundation City University of New York under a one-year project agreement for research and development in the area of optical biopsy for the development of a commercially viable CD-Ratiometer and adjunctive technology. Included as an increase in research and development expense is approximately $33,000 in outside consulting and patent related costs during the current six month period when compared to the year earlier period. Also included as an increase in research and development is approximately $75,000 of deferred costs amortized as an expense. The Company though its subsidiary Medi-Photonics entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a consortium of founding participants such as Corning Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable, miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue, remotely monitoring the health/status of various medical environments, e.g. the detection of various types of cancer and the monitoring of body functions. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. As consideration for Infotonics to carry out the research, the Company issued to Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of August 31, 2005 of approximately $2,432,000 compared to a deficiency of approximately $2,180,000 at February 28, 2005 or an increase in the deficiency of approximately $252,000 for the current six month period ended August 31, 2005. The increase in the deficiency was comprised of a decrease of approximately $428,000 in current assets primarily composed of cash, as compared to a decrease of approximately $176,000 in current liabilities which was primarily composed of accrued liabilities and accounts payable. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities was a net increase approximating $343,000 for the six months ended August 31, 2005, which is primarily related to the proceeds from an ongoing private placement of common stock. The proceeds from the private placement will be primarily used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital. During the six months ended August 31, 2005, the Company refunded approximately $31,500 to an officer, who advanced it to the Company in a prior period.

Our ability to continue  our  operations  is largely  dependent  upon  obtaining regulatory approval for the commercialization of our cancer detection technology. There can be no assurances as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted. We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions. We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments, sharing of sales revenues after detection of certain expenses, and/or product development funding. Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications. While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources needs for the short term from the private placement of our securities and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis, if at all. In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations. Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technology developments; (iii) the timing and cost of obtaining required regulatory approvals for our products'
(iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co-promotion arrangements,

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------

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

The Company's strategy is to commercialize early developing technologies utilizing optical biopsy (fluorescent imaging) into medical devices for early detection and diagnostic in the areas of cervical, ex-vivo breast lumpectomy, esophagus, oral, colon and breast cancers. Mediscience Technology Corp. formed Mediphotonics Development Company, LLC, a New York limited liability company), to engage in the development, design and assembly of optical biopsy medical devices. Mediphotonics has proven engineering expertise and successful experience in the technical and business processes needed to develop and augment existing scientific approaches and technology into commercially viable medical devices. On September 8, 2004, Mediphotonics Development Company, LLC, our wholly owned subsidiary, entered into an agreement of intent to agree to jointly develop the "Compact Photonic Explorer" (CPE) or "pill camera", for medical and non-medical applications with Infotonics Technology Center, (a consortium of Corning, Inc., Eastman Kodak Company and Xerox Corporation). The parties' initial focus of the project is developing a Compact Photonic Explorer (CPE) or "smart pill". The CPE has a photonic sensor that uses ultraviolet (UV) light to remotely monitor the health of human tissue in various environments. The product is being designed to potentially take a biopsy of various areas through spectroscopy. The initial target of the CPE is to develop a "smart pill" that targets the diagnosis of various forms of cancer throughout the GI tract. During the first quarter of 2005, Mediphotonics commenced work in the detection of breast cancer in human milk ducts and detecting acceptable clear margins (no cancer) in lumps that are excised from human breast cavities.

In December 2004, Mediphotonics and Research Foundation of City College of New York (RF-CUNY) have completed a prototype CD-GYN (Cancer Detection Gynecological) Ratiometer suitable for clinical trials. Mediscience Technology, with its FDA consulting firms, Schiff & Company has submitted documentation necessary to begin clinical trials and will be meeting with the FDA in mid-August.

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

Item 3.     Controls and Procedures
            -----------------------

            Evaluation of disclosure controls and procedures

            Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not adequate and ineffective to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within those entities.

            Internal controls over financial reporting

            In connection with their review of the Company's August 31, 2005 interim financial statements, the Company's independent registered public accounting firm identified certain material weaknesses and other deficiencies in our internal control. The Public Company Accounting Oversight Board, Standard No. 2 states a material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented of detected."

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           In June 2005, the Company issued 200,000 restricted shares of its common stock in continuance of its on-going private placement.

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (A)    Exhibits

           10.1 On August 16, 2005, in accordance with contract terms, the Company announced it successfully closed its regulation D private placement in the amount of $1,525,000. The Company choose to allocate and close this offering on a smaller number of units subscribed avoiding addition dilution to its shares.

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




                                                    MEDISCIENCE TECHNOLOGY CORP.
                                                    (Registrant)


                                                    /s/ Peter Katevatis
                                                    ----------------------------
                                                    Peter Katevatis
                                                    Chairman of the Board and
                                                    Chief Executive Officer



October 20, 2005

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.         DESCRIPTION
-----------         -----------

  10.1 On August 16, 2005, in accordance with contract terms, the Company announced it successfully closed its regulation D private placement in the amount of $1,525,000. The Company choose to allocate and close this offering on a smaller number of units subscribed avoiding addition dilution to its shares.

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