Form 10QSB
period 2005-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2006-01-19
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended November 30, 2005               Commission File Number  0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2005.

    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------
Common Stock, par value
$.01 per share                                               59,003,343

                          MEDISCIENCE TECHNOLOGY CORP.
                                NOVEMBER 30, 2005

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.       Financial Information
Item 1.       Financial Statements
              Consolidated Balance Sheet as of November 30, 2005
              (Unaudited) and February 28, 2005 (Audited)                    1

              Consolidated Statement of Operations for the Nine
              and Three Months Ended November 30, 2005
              (Unaudited) and November 30, 2004 (Unaudited)                  2

              Consolidated Statement of Changes in Stockholders'
              Deficit for the Nine Months Ended November 30, 2005
              (Unaudited)                                                    3

              Consolidated Statement of Cash Flows for the Nine
              Months Ended November 30, 2005 (Unaudited) and
              November 30, 2004 (Unaudited)                                  4

              Exhibit to Consolidated Statement of Operations                5

              Notes to Financial Statements                                 6-12

Item 2.       Management's Discussion and Analysis and Plan of
              Operation                                                    13-17

Item 3.       Controls and Procedures                                      18-19

PART II.      Other Information                                            20-21
Item 1.       Legal Proceedings
Item 2.       Unregistered Sales of Equity Securities and Use of
              Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K
              Signatures                                                     22

              Exhibit Index                                                  23

              Exhibit                                                      24-26


                          MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        November 30,    February 28,
                                                                           2005             2005
                                                                        (Unaudited)      (Audited)
                                                                        ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                         $    240,602    $    934,212
      Other Receivables                                                          167              --
      Prepaid Expenses                                                           946           3,848
                                                                        ------------    ------------
           Total Current Assets                                              241,715         938,060

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $205,066 -
         November 30, 2005; $204,616 - February 28, 2005                       2,257             637

OTHER ASSETS - Security Deposit                                                1,800           1,800
------------
             - Deferred Costs                                              1,258,931       1,453,834
                                                                        ------------    ------------
TOTAL ASSETS                                                            $  1,504,703    $  2,394,331
------------                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
      Current Portion of Officer and Other Loans                        $         --    $     31,542
      Accounts Payable                                                        28,560          93,504
      Accrued Liabilities                                                  2,961,098       2,992,911
                                                                        ------------    ------------
           Total Current Liabilities                                       2,989,658       3,117,957
                                                                        ------------    ------------
STOCKHOLDERS' DEFICIT
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares - November 30,
         2005; -0- Shares - February 28, 2005                                     --              --
      Common Stock $.01 Par Value, Authorized 199,950,000
         Shares; Issued and Outstanding Shares - 59,003,343 Shares
         November 30, 2005; 56,124,210 Shares - February 28, 2005            590,034         561,243
      Additional Paid-in Capital                                          24,380,798      23,217,702
      Common Stock Subscribed                                                     --         250,000
      Accumulated Deficit                                                (26,455,787)    (24,752,571)
                                                                        ------------    ------------
           Total Stockholders' Deficit                                    (1,484,955)       (723,626)
                                                                        ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $  1,504,703    $  2,394,331
-----------------------------------------                                ============    ============

                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                             NINE MONTHS                    THREE MONTHS
                                             -----------                    ------------
                                         2005            2004            2005            2004
                                         ----            ----            ----            ----
Net Sales                            $         --    $         --    $         --    $         --
Cost of Sales                                  --              --              --              --
                                     ------------    ------------    ------------    ------------
      Gross Profit                             --              --              --              --
General and Administrative Expense      1,276,516       1,310,111         377,788         497,803
Product Development Expense               384,933         306,122         171,623          90,537
Debt Conversion Inducement Expense             --          58,555              --              --
Advertising, Travel and Marketing          52,669          72,245          17,826          35,023
                                     ------------    ------------    ------------    ------------
      Total Expenses                    1,714,118       1,747,033         567,237         623,363
                                     ------------    ------------    ------------    ------------
Other Income                               10,902           2,802           2,795             302
                                     ------------    ------------    ------------    ------------
Net Loss                             $ (1,703,216)   $ (1,744,231)   $   (564,442)   $   (623,061)
                                     ============    ============    ============    ============
Basic and Diluted Loss Per Common
   Share                                   (0.029)         (0.034)         (0.010)         (0.012)
                                     ============    ============    ============    ============
Weighted Average Common Shares
   Outstanding                         58,658,019      51,677,488      58,850,684      52,539,980
                                     ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005
                                   (UNAUDITED)

                                     Preferred Stock               Common Stock          Additional      Common      Accumulated
                                     ---------------               ------------          ----------      ------      -----------
                                   Shares        Amount         Shares        Amount      Paid-In         Stock        Deficit
                                   ------        ------         ------        ------      -------         -----        -------
                                                                                          Capital       Subscribed
                                                                                          -------       ----------
BALANCE, FEBRUARY 28, 2005                --  $         --    56,124,210  $    561,243  $ 23,217,702   $    250,000  $(24,752,571)
  Issuance of Stock for Future
    Consulting Services                                          911,000         9,110       535,930
  Issuance of Stock for
    Consulting Services                                           23,400           234         4,446
  Issuance of Stock -
    Anti-dilution Rights                                         619,899         6,199        (6,199)
  Issuance of Stock -
    Debt Conversion                                               74,834           748        16,419
  Issuance of Stock for Cash                                     750,000         7,500       367,500
  Issuance of Stock -
    Previously Subscribed                                        500,000         5,000       245,000                     (250,000)
  Net Loss                                                                                                             (1,703,216)
                                ------------  ------------  ------------  ------------  ------------   ------------  ------------
BALANCE, NOVEMBER 30, 2005                --  $         --    59,003,343  $    590,034  $ 24,380,798   $         --  $(26,455,787)
                                ============  ============  ============  ============  ============   ============  ============

                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                  2005           2004
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                $(1,703,216)   $(1,744,231)
      Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:
           Depreciation                                               450            191
           Amortization of Deferred Costs                         739,943        471,079
           Debt Conversion Inducement Expense                          --         58,555
           Issuance of Common Stock for Services                    4,680         32,778
                                                              -----------    -----------
           Subtotal                                              (958,143)    (1,181,628)
      Changes in Assets and Liabilities:
           (Increase) in Other Receivables                           (167)            --
           Decrease in Prepaid Expenses                             2,902          2,450
           (Decrease) Increase in Accounts Payable                (64,944)        62,938
           (Decrease) Increase in Accrued Liabilities             (14,646)      (227,253)
                                                              -----------    -----------
                Net Cash Used in Operating Activities          (1,034,998)    (1,343,493)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      Acquisition of Equipment                                     (2,070)            --
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds From Issuance of Debt                                   --        280,000
      Proceeds From Issuance of Common Stock                      375,000             --
      Decrease in Officer Loans                                   (31,542)            --
                                                              -----------    -----------
                Net Cash Provided by Financing Activities         343,458        280,000
                                                              -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                            (693,610)    (1,063,493)
-------------------------------------
CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                           934,212      1,406,371
                                                              -----------    -----------
      Ending Balance                                          $   240,602    $   342,878
                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
   ACTIVITIES:
   -----------
      Common Stock Issued for Future Services                 $   545,040    $ 2,182,350
                                                              ===========    ===========
      Common Stock Issued - Anti - Diluting Rights            $     6,199    $    30,834
                                                              ===========    ===========
      Common Stock Issued - Previously Subscribed             $   250,000    $        --
                                                              ===========    ===========
      Common Stock Issued - Cancellation of Debt              $    17,167    $   244,070
                                                              ===========    ===========

                 See Notes to Consolidated Financial Statements.

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)


                                         Nine Months Ended November 30, 2005
                                       -----------------------------------------
                                                        Weighted
                                           Net       Average Shares  Per Share
                                           Loss       Outstanding      Amount
                                           ----       -----------      ------
Basic/diluted loss per common share:
Net Loss                               $(1,703,216)    58,658,019   $    (0.029)
Effect of dilutive securities                   --             --            --
                                       -----------    -----------   -----------
Total                                  $(1,703,216)    58,658,019   $    (0.029)
                                       ===========    ===========   ===========

                                         Nine Months Ended November 30, 2004
                                       -----------------------------------------
                                                        Weighted
                                           Net       Average Shares  Per Share
                                           Loss       Outstanding      Amount
                                           ----       -----------      ------
Basic/diluted loss per common share:
Net Loss                               $(1,744,231)    51,677,488   $    (0.034)
Effect of dilutive securities                   --             --            --
                                       -----------    -----------   -----------
Total                                  $(1,744,231)    51,677,488   $    (0.034)
                                       ===========    ===========   ===========

                                          Three Months Ended November 30, 2005
                                       -----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (564,442)    58,850,684   $    (0.010)
Effect of dilutive securities                   --             --
                                       -----------    -----------   -----------
Total                                  $  (564,442)    58,850,684   $    (0.010)
                                       ===========    ===========   ===========

                                          Nine Months Ended November 30, 2004
                                       -----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (623,061)    52,539,980   $    (0.012)
Effect of dilutive securities                   --             --
                                       -----------    -----------   -----------
Total                                  $  (623,061)    52,539,980   $    (0.012)
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

The consolidated financial statements as of and for the nine month periods ended November 30, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

      Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock-Issued to Employees, and requires the Company to disclose the pro forma affects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No.
123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2005 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2005, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 5% and expected option life of five years. During the quarter ended November 30, 2005, an option was granted to purchase 300,000 shares at $1.00 per share. There were no employee stock options issued during 2004.

                                                   Nine Months Ended              Three Months Ended
                                                      November 30,                   November 30,
                                             ----------------------------    ----------------------------
                                                  2005            2004           2005           2004
                                                  ----            ----           ----           ----
Net loss, as reported                        $ (1,703,216)   $ (1,744,231)   $   (564,442)   $   (623,061)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects         12,000              --          12,000              --
                                             ------------    ------------    ------------    ------------
Pro forma net loss                           $ (1,715,216)   $ (1,744,231)   $   (576,442)   $   (623,061)
                                             ============    ============    ============    ============
Basic and Diluted Loss per share:
    As reported                              $     (0.029)   $     (0.034)   $     (0.010)   $     (0.012)
                                             ============    ============    ============    ============
    Pro forma                                $     (0.029)   $     (0.034)   $     (0.010)   $     (0.012)
                                             ============    ============    ============    ============

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

4.    Deferred Costs

During the six months ended August 31, 2005, the Company issued 811,000 fully vested restricted shares of its common stock at a value between $.55 to $.68 per share (the closing price of the Company's common stock on the date of issuance) amounting to $525,040 to three consulting groups in exchange for services to be rendered, over a period of 6 - 12 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding. In November 2005, the Company issued 100,000 fully vested restricted shares of its common stock at a value of $.20 per share (the closing price of the Company's common stock on the date of issuance) amounting to $20,000 to a consulting firm in exchange for public relations services to be rendered over a two year period. These costs have been capitalized and will be recognized on a straight-line basis over the life of the agreements. Expected future amortization of all deferred costs is as follows:


    Three Months Ending                 February 28, 2006       $   221,965
        Year Ending                     February 28, 2007           400,612
        Year Ending                     February 29, 2008           384,987
        Year Ending                     February 28, 2009           150,820
        Year Ending                     February 28, 2010           100,547

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

6.    Related Party Transactions

From time to time, Mr. Katevatis, Chairman/CEO, advances funds to the Company to provide funding to pay operational expenses as they become due. These advances do not accrue interest. At November 30, 2005 and February 28, 2005, officer loans payable to Mr. Katevatis were, $-0- and $31,542 respectively.

Legal services rendered by Mr. Katevatis amounted to $37,500 for the nine months ended November 30, 2005 and 2004. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $18,540 and $12,961 for the nine months ended November 30, 2005 and 2004, respectively.

The Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Engelhart was the President and Chief Executive Officer of THM from 2000 to 2003. The agreement was terminated on April 12, 2004. On April 23, 2003, Mr. Engelhart was elected President and Chief Operating Officer of the Company and shortly thereafter entered into an employment agreement with the Company (Note 8). Expense reimbursements of $17,408 and $24,800 were accrued or paid to Mr. Engelhart for the nine months ended November 30, 2005 and 2004, respectively, with respect to his role as President and Chief Operating Officer of the Company.

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

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick, as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and receive an option to purchase 300,000 shares of common stock at $1.00 per share. (See Note 3 for pro forma disclosure).

7.    Accrued Liabilities

Accrued liabilities consist of the following:

                                                November 30,        February 28,
                                                    2005               2005
                                                    ----               ----

Legal and professional fees                     $    178,382       $    257,924
Consulting and university fees                     1,235,915          1,220,415
Salaries and wages                                 1,453,667          1,412,333
Other                                                 93,134            102,239
                                                ------------       ------------
           Total                                $  2,961,098       $  2,992,911
                                                ============       ============


Included in legal and professional fees as of November 30, 2005 and February 28, 2005 is $43,458 and $57,500, respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of November 30, 2005 and February 28, 2005 is $1,192,318 and $1,170,818, respectively, owed to Dr. Alfano with respect to his consulting agreement.

Included in salaries and wages as of November 30, 2005 and February 28, 2005 is $1,439,667 and $1,406,333, respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of November 30, 2005 and February 28, 2005 is $12,500 and $2,500, respectively, owed to Mr. Engelhart with respect to his employment agreement.

Included in salaries and wages as of November 30, 2005 is $1,500 owed to Mr. Benick with respect to his employment agreement.


8.    Stockholders' Deficit

      Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the nine-months ended November 30, 2005, the Company issued 501,823 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. As of November 30, 2005, the Company is obligated to issue an additional 1,246 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.


Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the nine-months ended November 30, 2005, the Company issued 118,076 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights. As of November 30, 2005, the Company is obligated to issue an additional 293 shares to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value, from additional paid in capital because of the Company's accumulated deficit.

      Debt Conversion

In March, 2005, related accrued interest of $3,667 was converted into 7,334 shares of the Company's common stock.

In November 2005, accrued professional fees totaling $13,500 were converted into 67,500 shares of the Company's common stock. The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company's common stock on the date of issuance).

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

      Common Stock Issued for Services

During November 2005, the Company issued 23,400 restricted shares of its common stock with a value of $4,680 to a consultant in exchange for professional services. The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company's common stock on the date of issuance).

      Common Stock Issued for Future Services

During March 2005, the Company issued 711,000 restricted shares of its common stock with a value of $470,040 to two consulting groups in exchange for services to be rendered over a period of 12 months. The transaction was recognized based on the fair value of the shares issued. (Note 4).

During April 2005, the Company issued 100,000 restricted shares of its common stock with a value of $55,000 to a consulting group in exchange for services to be rendered over a period of 6 months. The transaction was recognized based on the fair market value of the shares issued (Note 4).

During November 2005, the Company issued 100,000 restricted shares of its common stock with a value of $20,000 to a consulting group in exchange for services to be rendered over a two year period. The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company's common stock on the date of issuance). (Note 4).

      Common Stock Issued for Cash

In connection with its private placement offering during the nine months ended November 30, 2005, the Company issued 750,000 restricted shares of its common stock for cash proceeds of $375,000. In addition, the Company issued 500,000 restricted shares of its common stock that had been previously subscribed. In connection with the above issuances, the Company granted warrants to purchase 1,250,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

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


9.    Stock Options and Warrants

      Stock Options

Activity related to stock options during the nine months ended November 30, 2005 is as follows:


                                                     Exercise       Weighted
                                                      Price          Average
                                       Shares         Range       Exercise Price
                                       ------         -----       --------------
Outstanding, February 28, 2005         2,400,000  $ .25 - $ 2.00   $   1.04
      Granted                            300,000          $1.00
      Exercised                           -
      Forfeited                           -
                                      ---------
Outstanding, November 30, 2005         2,700,000  $ .25 - $ 2.00   $   1.04
                                      =========


      Stock Warrants

Activity related to stock warrants during the nine months ended November 30, 2005 is as follows:


                                                                  Exercise
                                                 Shares            Price
                                                 ------            -----
                                                Available          Range
                                                ---------          -----
Outstanding, February 28, 2005                  3,500,000      $ .25 - $ 3.00
      Granted                                   1,250,000      $         1.00
      Exercised                                     -
      Forfeited                                     -
                                                ---------
Outstanding, November 30, 2005                  4,750,000      $ .25 - $ 3.00
                                                =========

In connection with its private placement offering during the nine months ended November 30, 2005, the Company granted warrants to purchase 1,250,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

                       Managements Discussion and Analysis
                       -----------------------------------

                Nine Months Ending November 30, 2005 Compared to
                ------------------------------------------------
                      Nine Months Ending November 30, 2004
                      ------------------------------------

Revenues

We had no revenues during our nine months ending November 30, 2005 ("2006 fiscal year) and November 30, 2004 ("2005 fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses decreased approximately $34,000 or 2.5% during the current nine month period ended November 30, 2005 as compared to our prior nine month period ended November 30, 2004. This decrease is net of both increases and decreases in key general and administrative expense categories. Included in the increase in general and administrative expenses is an increase in consulting costs approximating $150,000 during the current nine month period when compared to the prior nine month period. The above increase was partly comprised of approximately $601,000 of deferred costs amortized as an expense, as compared to approximately $436,000 of deferred costs amortized as an expense in the prior nine month period, resulting in an increase of $165,000. The overall increase in consulting costs was offset by a decrease of $14,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. With the exception of consulting costs, other general and administrative costs increased approximately $2,000 with little variance between line items during the current nine month period when compared to the prior year earlier period. Included in the decrease in general and administrative expenses is a decrease in professional fees approximating $143,000 during the current nine month period when compared to the prior nine month period. In the prior period, the Company had incurred additional professional fee costs as it was preparing for a Securities and Exchange Commission filing. Also included in the decrease in general and administrative expenses is a decrease in salaries, wages and fringe benefits approximating $44,000, during the current nine month period when compared to the prior nine month period. In the prior period, the Company had employed a salaried consultant on a temporary basis for a six month period.

Debt Conversion Inducement Expense
----------------------------------

The Company made an inducement offer to a creditor to convert all of its then outstanding notes. In March 2004, the creditor accepted the offer to convert the principal amount of $150,045 plus related accrued interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized a non-cash expense of $58,555 during the nine months ended November 30, 2004. No debt conversion inducement expense was recognized during the nine months ended November 30, 2005.

Advertising, Travel and Marketing
---------------------------------

Advertising, travel and marketing decreased approximately $19,600 or 27% in the current nine month period when compared to the prior nine month period. In the prior nine month period, the Company was very active in pursuing the establishment of co-promotional arrangements for the marketing, distribution, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives.

Research and Development Expense
--------------------------------

Research and development expense increased approximately $79,000 or 26% during the current nine month period ended November 30, 2005 when compared to the prior nine month period ended November 30, 2004. This increase was comprised of the net increase and decrease in several key research and development expense categories. A principal reason for an increase in research and development is that approximately $113,000 of deferred costs were amortized as an expense in the current nine month period when compared to approximately $13,000 of deferred costs amortized as an expense in the prior nine month period, or an increase of $100,000 in amortized deferred costs. The Company through its subsidiary Medi-Photonics entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a consortium of founding participants such as Corning Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable, miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue, remotely monitoring the health/status of various medical environments, e.g. the detection of various types of cancer and the monitoring of body functions. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. As consideration for Infotonics to carry out the research, the Company issued to Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100. Also included as an increase in research and development expense is approximately $133,000 in outside consulting and patent related costs during the current nine month period when compared to the year earlier period.

The principal reason for the decline in research costs was a decrease in funding to the Research Foundation City University of New York, approximating $154,000 in the current nine month period when compared to the prior year nine month period. In the prior year the Company committed to research funding approximating $300,000 through Medi-Photonics, the Company's wholly owned subsidiary to the Research Foundation City University of New York under a one-year project agreement for research and development in the area of optical biopsy for the development of a commercially viable CD-Ratiometer and adjunctive technology.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of November 30, 2005 of approximately $2,748,000 compared to a deficiency of approximately $2,180,000 at February 28, 2005 or an increase in the deficiency of approximately $568,000 for the current nine month period ended November 30, 2005. The increase in the deficiency was comprised of a decrease of approximately $696,000 in current assets primarily composed of cash, as compared to a decrease of approximately $128,000 in current liabilities which was primarily composed of accrued liabilities and accounts payable. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities was a net increase approximating $343,000 for the nine months ended November 30, 2005, which is primarily related to the proceeds from an ongoing private placement of common stock. The proceeds from the private placement will be primarily used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital. During the nine months ended November 30, 2005 the Company refunded approximately $31,500 to an officer, who advanced it to the Company in a prior period.

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

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------


The Company is principally engaged in the design, development, marketing, and licensing of medical diagnostic instruments that detect cancer in humans through the utilization of ultra violet light. The Company uses UV light to excite molecules contained in human tissue. Once excited, the Company's device measures the differences in the resulting natural fluorescence between cancerous and normal tissue. The Company has successfully conducted certain preclinical and clinical evaluations. Due to its; non-invasive characteristics, point of care - real time results, and diagnostic sensitivity and specificity, the Company believes that the commercial appeal for its medical devices could be significant.

The Company's strategy is to commercialize early cancer detection devices in the area of cervical, esophagus, oral and colon cancers and is based upon completed technology, prototypes (in the area of cervical cancer) and expertise in the area of fluorescent imaging. The Company formed Mediphotonics Development Company, LLC, a New York limited liability company (Medi), to engage in the development of equipment for optical biopsy.

On November 9, 2004, Mediscience entered into an agreement to jointly develop the "Compact Photonic Explorer" (CPE) or "pill camera", for medical and non-medical applications with Infotonics Technology Center, Inc. (Infotonics), (a consortium of Corning, Inc., Eastman Kodak Company and Xerox Corporation). The parties' initial focus is to develop a Compact Photonic Explorer (CPE) or "smart pill". The CPE has a photonic sensor that uses ultraviolet (UV) light to remotely monitor the health of human tissue in various environments. The product is being designed to potentially take a biopsy of various areas of the FI tract through spectroscopy. The initial target of the CPE is to develop a "smart pill" that targets the diagnosis of various forms of cancer throughout the GI tract.

On October 26, 2005 Mediscience said that their joint development of the "Compact Photonic Explorer" (CPE), or "pill camera," for medical applications utilizing (MTC) optical biopsy IP, to advance to a production prototype, (manufacturability, meeting all "market-ready" product performance specs. on a best case scenario and an aggressive time-line) to be delivered in 12-18 months on an estimated R&D investment of $3 - 5M.

On December 9, 2005, Mediscience completed development of the CD-Ratiometer and submitted Pre-IDE briefing materials to the FDA with respect to the use of the CD-Ratiometer in the area of cervical cancer detection.

On January 05, 2006, Mediscience filed an Investigational Device Exemption (IDE) application with the Center for Devices and Radiological Health of the FDA. The filing is subject to evaluation by the FDA to determine when a proposed human clinical pilot study of the Company's Cervical Cancer Detection Radiometer (CD-R) may begin.

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

           Internal controls over financial reporting

           Management has identified certain material weaknesses and other deficiencies in our internal control. The Public Company Accounting Oversight Board, Standard No. 2 states a material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented of detected."

           Management has identified the following material weaknesses in the Company's internal controls:

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

                2. The Company has hired a Chief Financial Officer to improve its analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financing statement disclosures relating thereto. In addition, the Company intends to remediate all of the above material control weaknesses itemized above.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           In November 2005, accrued professional fees totaling $13,500 were converted in 67,500 restricted shares of the Company's common stock.

           In November 2005, the Company issued 23,400 restricted shares of it's common stock with a value of $4,680 to a consultant in exchange for professional services.

           In November 2005, the Company issued 100,000 restricted shares of it's common stock with a value of $20,000 to a consulting group in exchange for services to be rendered over a two year period.

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (A)        Exhibits

           10.1 On September 6, 2005, Mediscience Technology Corp., announced that it had engaged the services of a United States investment banking firm as its exclusive placement agent for a proposed private placement on a best efforts basis of between $6 million and $10 million. The private placement is expected to commence during the fourth calendar quarter of 2005.

           10.2 On November 8, 2005, Mediscience Technology Corp., announced that it had entered into an agreement dated November 8, 2005 between Mediscience Technology Corp. and Frank D. Benick, CPA, engaging him as Chief Financial Officer (CFO) of Registrant effective November 15, 2005.

           10.3       On  November  28,  2005,   Mediscience  Technology  Corp.,
                      announced the admission of three new board members: Sidney Braginsky, Dr. Anil Rastogi and Joseph Franchetti.

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




                                                  MEDISCIENCE TECHNOLOGY CORP.
                                                  (Registrant)


                                                  /s/ Peter Katevatis
                                                  ----------------------------
                                                  Peter Katevatis
                                                  Chairman of the Board and
                                                  Chief Executive Officer



January 19, 2006

                                  EXHIBIT INDEX


        EXHIBIT NO.   DESCRIPTION
        -----------   -----------


           10.1 On September 6, 2005, Mediscience Technology Corp., announced that it had engaged the services of a United States investment banking firm as its exclusive placement agent for a proposed private placement on a best efforts basis of between $6 million and $10 million. The private placement is expected to commence during the fourth calendar quarter of 2005.

           10.2 On November 8, 2005, Mediscience Technology Corp., announced that it had entered into an agreement dated November 8, 2005 between Mediscience Technology Corp. and Frank D. Benick, CPA, engaging him as Chief Financial Officer (CFO) of Registrant effective November 15, 2005.

           10.3       On  November  28,  2005,   Mediscience  Technology  Corp.,
                      announced the admission of three new board members: Sidney Braginsky, Dr. Anil Rastogi and Joseph Franchetti.

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