Form 10KSB/A
period 2005-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2006-03-10
CIK 64647

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

                                        /s/ COGEN, SKLAR, LLP
                                        ---------------------------------

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of February 28, 2005, we carried out an evaluation of the effectiveness of the design on operations of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were not effective due to a material weakness. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended February 28, 2005.

Disclosure controls and procedures are controls and other procedures that are designed to ensure the information required to be disclosed in our reports filed or submitted under the Exchange ACt are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the fourth quarter that could significantly affect or is reasonably likely to materially affect the Company's internal control over financial reporting. A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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