Form 10KSB
period 2006-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2006-06-14
CIK 64647

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
             ACT OF 1934 for the fiscal year ended February 28, 2006

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

      For the transition period from February 28, 2004 to February 29, 2005

                          Commission File No. 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)

                     New Jersey                          22-1937826
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

               1235 Folkestone Way Cherry Hill NJ            08034
        (Address of principal executive offices)          (Zip Code)

                                 (215) 485 0362
              (Registrant's telephone number, including area code)

                                     [None]
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:


          Title of each class              Name of each exchange on which registered
---------------------------------------    -----------------------------------------
Common Stock, $.01 par value per share]                  NASDAQ OTCBB


     Securities registered pursuant to Section 12(g) of the Act: [INSERT TITLE OF CLASS] [None]

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     *As of May 20, 2006, the aggregate market value of the registrant's common
            -------------------------------------------------------------------
stock held by non-affiliates of the registrant was $8,739,517 based on the
--------------------------------------------------------------------------
average bid and asking price as reported on the [National Association of
------------------------------------------------------------------------
Securities Dealers Automated Quotation System National Market System].
----------------------------------------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at May 20, 2006
--------------------------------------         ---------------------------
Common Stock, $.01par value per share]              62,425,121 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------------------------------------------------------------------
                               Document                           Parts Into Which Incorporated
-----------------------------------------------------------------------------------------------
Annual Report to [Shareholders][Stockholders] for the Fiscal      Parts [I, II, and IV]
Year Ended February 28, 2006 (Annual Report)
-----------------------------------------------------------------------------------------------
Proxy Statement for the Annual Meeting of                         Part III
[Shareholders][Stockholders] to be held [MEETING DATE]
(Proxy Statement)
-----------------------------------------------------------------------------------------------

8-K report dated May 26, 2006 Registrant reports FDA approval as a non-significant risk (NSR) device study and submitted protocol for a pilot study for the C-D Ratiometer entitled "A Multicenter Pilot study to establish the safety and parameters of efficacy of an Optical Biopsy Device (CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study." (see FDA letter exhibit 99.1).

8-K report dated May 26, 2006. Registrants Syracuse University report assessment of photonics-based ingestible PILL optical biopsy technology as (see report
Exhibit 99.1).

8-K report dated March 3, 2006. Registrant and Alfanix Technology, Ltd. (ATL) announced an alliance to construct photonics devices for cancer diagnostics, utilizing registrants Optical Biopsy IP.

8-K report dated May 18, 2006, filed with registrants ALFANIX March 3, 2006. Agreement as exhibit 99.1.

8-K report dated April 3,2006. On March 29, 2006, the FDA approved as a "Non-significant risk device study registrants multi-center pilot study to establish the safety and parameters of efficacy of its proprietary Optical Biopsy Device (CD-R) for cancer detection of the cervix preliminary to a pivotal study."

8-K report dated May 6, 2006. Registrants Board of Directors, by a majority vote at a telephonic Board Meeting May 2, 2006, removed John Matheu as a director of registrant for cause.

8-K report dated September 11, 2005. Registrants agreement engaging Frank D. Benick, CPA as Chief Financial Officer (CFO) of Registrant agreement and "Exhibit A". Mr. Frank D. Benick's CV is filed as Exhibit 99.1.

8-K report dated March 14, 2005. Registrant engaged auditors Cogen Sklar, LLP, registered and approved by the public company oversight board and is independent per applicable Securities Acts (Item 4.01. Changes in Registrant's Certifying Accountant).

8-K report dated February 26, 2005. Parente Randolph, LLC, our former independent auditor firm, resigned effective February 28, 2005. (Item 4.01. Changes in Registrant's Certifying Accountant.)

SB-2 SEC registration 333-117820 dated Dec. 21, 2004 for 8,075,000 shares. SEC effective Jan. 12, 2005. On Mar. 8, 2004, per terms of a preferred stock private placement offering concluded in February 2004, the Company converted 60 shares of its preferred stock into 6,000,000 shares of its common stock.

8-K report dated November 25, 2005. Registrant identified potential board members

8-K November 9, 2004. Registrants subsidiary Medi-Photonics, LLC, contracted with Infotonics Technology Center, for funding and development of registrants commercial "photonic pill" device's using UV light to remotely monitor the health of various internal environments. Initial focus to detect cancer and monitor body functions. Filed as Exhibit 99.1

                      DOCUMENTS INCORPORATED BY REFERENCE:

All SEC. 10-KSB, 8-K and 10-QSB filings, SEC approved 14C shareholder meeting "Definitive" Information Statement filing, noticing, January 16, 2004 as the legal "Record Date" to shareholders of record January 20, 2004 Letter to shareholders summary and proposed agenda is included in for your information. See ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS supra.

8-K Report dated February 18, 2004. "Change in Articles of Incorporation" February 17, 2004. The Board of Directors increased authorized common shares from 40,000,000 to 200,000,000. The amendment was adopted by written consent of a majority of shareholders in accordance with Section 14A:5-6 Corporation, General, of the State of NJ Statutes.

8-K dated January 18, 2004. On Jauary17, 2004, registrant completed a 1.5 million private placement of Mediscience non-interest bearing Convertible Preferred, with individual dollar investment at no less than $25,000 for each of 60 shares each convertible into (100,000) shares of MTC common. at $.25 cents per share).

                          MEDISCIENCE TECHNOLOGY CORP.
                          Annual Report on Form 10-KSB

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

Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

       Consolidated Balance Sheets- February 28, 2006 and February 28, 2005

      Consolidated Statements of Operations for the years ended February 28, 2006, and February 28, 2005 and February 29, 2004

      Consolidated Statements of Cash Flows for the years ended February 28, 2006, and February 28, 2005 and February 29, 2004

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

Item 11. Security Ownership of Certain Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Principal Accountant Fees and Services

Item 14. Exhibits and Reports on Form 8-K

Item 15. Subsequent Events


Item 1. DESCRIPTION OF BUSINESS

Introduction

This annual report on Form 10-KSB contains certain forward-looking " Safe Harbor" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Act of 1934 and Item 16 related Risk Factors incorporated herein. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, but are not limited to, statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements. Mediscience is in full compliance with SEC regulation FD "Full Disclosure" requirements, adopted August 10, 2000 (see SEC release No. 33-7881), by exclusive reporting of material events (disclosures where it is reasonably foreseeable that the information will result in trading in an issuer's securities), through periodic 8-K filings and complementary postings on its internet site MEDISCIENCETECH.com e.g Sarbanes Compliance.

Safe Harbor Information of importance to our shareholders: Effective October, 2003 SEC III: Rule 10b-18 Safe Harbor Changes are statutorily applicable to the repurchase of a company's common stock in the open market. SEC Rule 10b-18 change is not presently applicable to registrant. The Company has no present or future commitment or intentions to re-purchase any of its outstanding common stock.

Background

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and
                                            ---------
measuring the differences in the resulting molecular natural fluorescence between cancerous and normal tissue. (e.g IP platform products ,CD-Ratiometer-- March 29, 2006 FDA approved pilot clinicals as "Adjunct to the Pap Smear" and the Photonic ingestible Pill (see 8-K's March 26, 2006)

Registrants business is to deploy commercially the Mediscience IP platform technology of light spectroscopy to diagnose diseases: Non-invasively (where excisional biopsies and x-rays are avoided, More reliable (where pathology is verified) More rapidly: real time point of care diagnostics (where pathology laboratory evaluation is supplanted). On December 1, 1988, registrant acquired Laser Diagnostic Instruments, Inc. ("LDI"), a wholly owned subsidiary whose principle asset was a patent "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence," US patent number 4,930,516 June 5, 1990. On August 8, 1998 in a US Patent Office re-examination. the "516" claims were expanded from 9 to 59. Our research and development activities are centered around this patent and 26 related patents acquired by Mediscience as either owner or exclusive licensee. The fundamental process used by these patents is the interpretation of optical imaging data gathered by exposing select areas of tissue to various forms of electromagnetic radiation. Our work with co-founder

Dr Robert Alfano demonstrates that the use of fluorescence leaves a different and distinct molecular "signature" on normal or cancerous tissue. That signature, in turn, can be converted into a specific algorithm that can distinguish malignant tissue from normal tissue." Our collective IP claims inter-relate in the process of non-invasively detecting cancerous tissue within the body. Registrant regards its related patent cluster as pioneering, blocking and dominant in the area of cancer and physiological change diagnosis using its IP fluorescence spectroscopy both in-vivo and in-vitro. Dr. Robert Alfano states that the recent filings "the Stokes-Shift patent and "Phosphorescence and fluorescence spectroscopy for detection cancer and pre-cancer from normal/benign regions" when issued, would extend the Company's core IP technology in Optical Biopsy expanding, maintaining and continuing registrants broad IP leadership in the Optical Biopsy field. Registrant believes the Company's technology, if successfully developed, will have enhanced diagnostic sensitivity and specificity with substantial commercial appeal due to its: non-invasive nature and delivery of immediate results.

Dr. Robert Alfano, co-founder of registrant formed ALFANIX LTD a New York State for-profit company. (see 8-K dated March 3., 2006) under contract with Registrant (see 8-K dated March 3., 2006 and 8KA dated May 18, 2006) to focus on the enhanced development of the CDR unit and registrant's total IP photonic platform applications and related technology on an as needed contract basis. Alfanix is expected to initially introduce Registrants CD-R Units into Latin America for testing on human subjects for: a) corroborating current adjunct algorithms in our US Mar. 29, 2006 FDA approved pilot and develop specific algorithms for the detection of Cancer in-vivo. The alliance will include the identification of and subsequent training of medical teams composed of an oncologist, pathologist and medical technician in the Dominican Republic to use the CD-R system, expand the CD-R capability by obtaining specific algorithms in women that selectively identify and distinguish in the Doctors office- cancer dysphasia and benign in real time. All such work is expected to have application in registrants IP platform, ALFANIX will initially determine what investigative relationships are possible and report to MDSC for approval on possible steps and costs. The ability to diagnose cancer in real time, offers the added benefit of being able to provide life-saving treatment for cervical cancer that otherwise might not be available.

"Compact Photonic Explorer" (CPE): Registrant is partnered with its equity investor Infotonics Technology Center of Rochester New York (a consortium of Corning, Eastman Kodak and Xerox) and contractually acquired all Infotonics patent rights to the "Photonic Pill." Both are developing the (CPE), for medical applications to detect cancer and /or physiological change in vivo in humans. The product is being designed to take an optical biopsy at the molecular level of various areas in the human digestive tract utilizing Registrants IP molecular spectroscopy. The Alfanix- Registrant relationship is intended to enhance (CPE) capability by obtaining specific algorithms. The first project for the (CPE) is to target diagnosing various forms of cancer throughout the GI tract in real-time. The (CPE) incorporates registrants IP photonics platform that utilizes the inherent physical characteristics normal, pre-cancerous, and cancerous tissues exhibited when illuminated with light of specific frequencies. Commercialization requires specific engineering and implementation decisions be made concerning the components and composition of the pill, including the selection of a particular light emitter, light detector, power source, position detection means, and casing design.

The three main competitors in the optical biopsy pill market today are Given Imaging, Olympus Optical LTD, and Smart Pill Corporation. Each company offers a product supported by a different technical platform and with inherently different capabilities. Given's PillCam involves recorded optical imaging and analysis, Olympus Optical LTD's EndoCapsule involves real-time optical imaging, transmission and analysis, and SmartPill involves chemical analysis of tissue as opposed to optical imaging. Registrants and Infotonics, based on in depth market and technology review (see 8-K Mar. 26, 2006) believe that a photonics technical platform of optical biopsy (CPE) introduces a new, better and more market promising concept into the emerging endoscopic ingestible pill market. (See CITIGROUP/Smith Barney Analyst Report 10-1-2004 by Peter Bye. Page 20 Registrant-Info tonics).

On March 29, 2006 the FDA approved as a "Non-significant Risk Device Study, Registrants multi-center pilot study approval adjunct to the PAP intended to establish the safety and parameters of efficacy of the (CD-R) for cancer detection of the cervix preliminary to a pivotal study. The CD-R unit will be used to detect changes in the cervix using a non-invasive/minimally invasive and painless optical technology with a disposable probe to identify anomalous areas-suggesting to the Doctor that a PAP be taken from such suspected sites, for a smarter PAP. The Purpose is to provide immediate real-time PAP reading in the Doctors office with accuracy presently not available in the conventional PAP approach. The intent of the CD-R technology is not to replace the PAP but rather to be used conjointly in this way assisting and dramatically increasing the accuracy of the readings.

Based upon funding Registrant will commence the Pilot study observing the regulations governing patient consent and related institutional IRB approval. The FDA has provided Registrant comments and suggestions which will assist in its pilot and pivotal clinical studies. The objectives of this pilot study are to determine efficacy; the clinical sensitivity and clinical specificity (ability for the device to distinguish between tissues that are normal, benign, precancerous low grade, precancerous high grade, CIS and cancer) by comparing the device real-time results to the Pap test and biopsy; and assess any adverse events based on Good Clinical Practices. Frequency, type and intensity of clinical adverse events will also be evaluated. Assuming the results of this initial efficacy and safety study are satisfactory, in the detection of cervical cancer precursors i.e. (pre-cancerous cells), indications of possible cancer development, with FDA approval registrant will continue into its pivotal study.

Strategy

The Company's strategy is maximize the value of the Company's IP platform (over 25 patents in the areas of tissue spectroscopy and optical imaging with applications in cancer detection) as a modern alternative to traditional endoscopy; to commercialize real-time early cancer screening and detection devices with less invasive ways of detecting abnormalities in the human body based upon our IP platform, completed proto-type's, and expertise in the area of fluorescent molecular imaging. In addition to seeking conventional investment into the Company registrant can use its wholly owned subsidiary LLC's, each with its own IP supported application. Our first effort Medi-Photonics development LLC, (NY) is focused on early cancer screening and detection by CD-R for cervical cancer adjunct to the Pap smear. Other considered IP platform targets on early cancer are, mouth, colon, esophagus, and potential applications of its ingestible "(CPE)." The ultimate goal of registrants optical biopsy IP working with Alfanix LTD is to algorithmically specifically identify whether "a tissue is malignant, dysplastic [pre-cancer] or benign; in addition to whether it is invasive cancer in any endoscopic, laproscopic or stereotactic procedure. Registrant independently and with equity investors Alfanix, and Infotonics Research is actively exploring strategic distributors, partners, and investors.

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

Registrant contract with the Research Foundation City University of New York (RFCUNY) effective June 10, 2002 imposes registrant a royalty rate of 3.25% as to those patent/patent applications of a medical nature not totally owned by registrant. RFCUNY received the following consideration, issuance to RFCUNY of 283,228 SEC 144 shares and a five (5) year. Warrant to providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC restricted 144 shares of registrant at one dollar ($1.00) per share expiring June 10 2007. The agreement affirms Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A.

According to the terms registrant must negotiate a minimum royalty Agreement within 5 years of the date of filing with the RFCUNY, or all licensed patents for which product commercialization has not yet occurred. Our collective IP claims inter-relate in the process of non-invasively detecting cancerous tissue within the body thus, Registrant believes that present Mar. 29, 2006 FDA pilot approval is a significant "product commercialization" as well as the Alfanix LTD performed by Memorial Sloan Kettering Cancer Center, supervised by Dr Stimson Schantz (see scientific advisory board for CV) using a rat esophageal model demonstrated that fluorescence could detect precancerous changes in the rat esophagus prior to any visual indication of malignancy. This in vivo oral cancer study at MSKCC was able to discern differences between normal healthy controls and "normal" appearing contra lateral sites in oral cancer patients achieving Phase I FDA approval. We currently have instrumentation which may probe the following organ sites: oral cavity, cervix, aero-digestive tract and colon. Use in the aerodigestive tract and colon requires that our instrumentation be coupled to an endoscope. We have already coupled our instrumentation to various GI tract endoscopes and our technology is embedded in the (CPE) photonic pill patent.

                   Table 1. Optical Biopsy Accuracy Statistics

--------------------------------------------------------------------------  ----
Tissue Type     Number of
(in vitro)       Samples     Pathology          Sensitivity   Specificity   Year
--------------------------------------------------------------------------  ----

Breast              16       Cancer                87.5%                    1988
--------------------------------------------------------------------------  ----
                    15       Normal                                87%
--------------------------------------------------------------------------  ----
Breast              40       Cancer                92.5%                    1988
--------------------------------------------------------------------------  ----
                    47       Benign and Normal                     98%
--------------------------------------------------------------------------  ----
GYN                 22       Malignant             95%                      1992
--------------------------------------------------------------------------  ----
                    10       Non-Malignant                        100%
--------------------------------------------------------------------------  ----
GYN                 65       Cancer                 97%                     1994
--------------------------------------------------------------------------  ----
                    24       Normal                               87.5%
--------------------------------------------------------------------------  ----
Colon               35       Cancer                 94%                     1995
--------------------------------------------------------------------------  ----
                    39       Normal                                92%
--------------------------------------------------------------------------  ----
Breast              99       Cancer                 90%                     1995
--------------------------------------------------------------------------  ----
                    67       Normal                                90%
--------------------------------------------------------------------------  ----
Breast              97       Cancer                 95%                     1996
--------------------------------------------------------------------------  ----
                   127       Normal                                93%
--------------------------------------------------------------------------  ----
Esophagus           31       Cancer                 93%                     1998
--------------------------------------------------------------------------  ----
                    33       Normal                                93%
--------------------------------------------------------------------------  ----
Breast             103       Cancer                 90%                     1998
--------------------------------------------------------------------------  ----
                    63       Normal                                 90%
--------------------------------------------------------------------------  ----
Colon               11       Cancer                 95%                     1999
--------------------------------------------------------------------------  ----
                    11       Normal                                 95%
--------------------------------------------------------------------------  ----

                                  The Products

Registrant is developing products in the areas of cervical, full spectrum GI, ingestible pill camera, and oral cavity that employ Molecular Optical Biopsy IP for cancer screening and diagnosis. The Company's devices are based upon the Company's Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamplight to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiber optic probe is attached to each of our devices to transmit the optical excitation signal and to retrieve the native fluorescence response. The CD instruments demonstrate a great deal of versatility and a broad range of potential platform applications depending on the designated configuration of the fiber optic probe. The probe can be configured as hand held for easy-to-access areas such as the oral cavity or the skin surface, or it can be fed down the working channel of a Rigid or Flexible Endoscopes for assessment of the upper or lower GI tract, or through a Cystoscope for study of the urinary tract, or Colposcope for gynecological evaluation or Laparoscope's for evaluation of internal organs, and fed through a core biopsy needle to optically assess breast tumors or other deep tissue tumors, e.g. the pancreas, liver or prostate.

The CD Scan is used in medical research to help define the critical scanning and emission wavelengths for our two other prototypes products. It provides optical scanning capability over a broad spectrum of optical wavelengths for the evaluation of tissue.

The CD-Ratiometer (FDA Mar. 29, 2006 approved for Pilot clinicals) is a simple, compact instrument with user-friendly features and characteristics and has been designed to optically assess the scanned tissue only at pre-established optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. We expect that the CD Ratiometer with its anticipated assortment of disposable probe designs will be the preferred product for medical practitioners to use in the office or clinical setting.

The CD Map is being designed to optically interrogate an area of tissue rather than selective individual points. It will be especially useful in assisting cancer surgeons in clearly defining the surgical margins of tumors, real time, during cancer surgery without the use of extrinsic dyes, drugs or other invasive agents. It is at an earlier stage of design than the CD Scan or CD Ratiometer. It is expected to report out similar results in the form of a colored map on a computer screen distinguishing normal areas from abnormal areas via color differentiation.

The Compact Photonic Explorer (CPE), Infotonics/Registrants Pill is being designed with the merging of optical imaging techniques (fluorescent light, excited photonic light, and varying spectroscopy techniques) and Infotonics nano-technology miniature-scaling attributes and capabilities. Such MEMS devices use three-dimensional mechanical components of various configurations on a miniaturized scale including an optical component, resulting in a Molecular Optical Biopsy Pill system. Registrant and Infotonics believe the CPE would provide the ability to treat cancer through manipulation of visible luminescence incorporating the science of registrants photonics cancer-detection IP platform to the (CPE) thus quickly and accurately detecting and treating cancerous and pre-cancerous growths in vivo.

                        Research and Product Development

The utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans was first discovered in the early 1980's by Dr. Robert Alfano co-founder of registrant, and President of Alfanix: (see Alfano CV, chairman of registrants scientific advisors). Dr. Alfano is a leading figure in the field of photonics research and development and holds more than 76 patents and has published more than 600 papers addressing the areas of ultra-fast time-resolved spectroscopy, lasers, photonics, biomedical optics and condensed matter physics. Director of the Institute for Ultrafast Spectroscopy and Lasers at the CUNY, Director of New York State Center for Advanced Technology (CAT) for Ultrafast Photonic Materials and Applications, Director of the Department of Energy Center of Excellence on Laser Imaging and Cancer Diagnostics, as a faculty member affiliated with the physics department at CUNY since 1972. In 1992, registrant assisted in the establishment of the Medi-photonics Laboratory ("MPL") at the City College of New York to provide research and development services in the area of tissue spectroscopy and cancer detection and other biological applications.

The staff of MPL, which is supervised by Dr. Alfano, developed our current CD prototype device and has conducted in vitro, pre-clinical testing of various human tissue types to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about native fluorescence characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the issued and pending patents which registrant owns outright or possesses world wide exclusive license. This in-vitro pre-clinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

                              Clinical Development

Registrants products are designed primarily to be used directly on human patients in-vivo. Part of the process of product development and FDA approval is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because of potential clinical utility of our technology and prototype CD products, we have developed collaborative clinical relationships with highly regarded cancer center research hospitals in the United States to assist in FDA clinical evaluations of our prototype products, present and future. These institutions include Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston.

An FDA approved Phase I clinical feasibility study of the upper aero-digestive tract was carried out at Memorial Sloan-Kettering under the principal investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention, member of Registrants scientific Board. It was established in this Phase I FDA approved study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its technology. Phase II and III clinical studys in the upper aero-digestive tract can be submitted for FDA consideration on funding availability. Registrant intends to re-visit this important area in the future.

An FDA Phase I clinical study could be conducted at New York Hospital's Cornell Medical Center to assess the potential utility of the Company's CD Ratiometer with fiberoptic probe adapted to a flexible endoscope for monitoring Barrett's Esophagus. On April 24, 1997, we entered into a clinical trial agreement and provided initial funding for this Institutionally (IDE) approved clinical study. However, further progress on this study through the FDA will require additional funding which cannot be provided at this time due to resource constraints. Barrett's Esophagus is thought to be a possible precursor to esophageal cancer requiring routine monitored because of the predisposition to esophageal cancer. Current medical practice requires that multiple excisional biopsies be taken to monitor the progression of disease. The practice is painful, costly and probably unnecessary in the majority of Barrett's patients, but the current state of medical practice does not provide sufficient molecular information to distinguish between the high risk group and the lower risk group. Registrant believes that endoscopic application of our technology will provide gastroenterologists with additional molecular information and the ability to better assess the condition of Barrett's tissue without a need for painful multiple biopsies and establish individual patient monitoring schedules.

Dr. Basuk reported his work supports registrants UV emission measurements which can distinguish normal esophageal tissue from Barrett's or adenocarcinoma. Preliminary data indicates that the combination of UV emission and Excitation measurements can potentially separate Barrett's from dysplasia and cancer as well as from normal tissues. On March 19, 1999 the NEW ENGLAND JOURNAL of MEDICINE (Vol.340, No. 11) reported "Symptomatic Gastrosophageal Reflux as a risk factor for esophageal Adenocarcinoma," concluding that there is a strong and probable causal relation between gastrosophageal reflux and esophageal adenocarcinoma. Esophageal adenocarcinoma is treatable but rarely curable, mortality is high and any chance of successful treatment depends on early detection, thus screening high-risk patients using registrants CD Ratiometer with fiberoptic probe would be desirable. Registrants supporting experience in Excitation of important tissue molecules shows improved diagnostic accuracy in the range of 80 to 90 percent with measurement time of a few seconds (real-time).

                       Business Development and Marketing

The market for optical biopsy-related products is intertwined with the impact of cancer on society and the benefits incurred through early detection via various medical devices. The National Institute of Health reports cancer is responsible for one out of every four deaths in the United States. Approximately 400,000 to 500,000 people in the United States died of the disease yearly. The financial costs of cancer reported in 2005, direct: medical costs of cancer care totaled $74 billion, lost productivity and other effects added an additional $136 billion. More than 1,200,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society and as many as 85 million people currently alive in the United States, nearly 1/3 of the population, will develop cancer during their lifetimes. Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is critical for successful treatment for the majority of cancer types still remains true. Registrant early diagnosis IP platform suggests broad application potential. Registrant has chosen as its first entry the improvement of Pap tests. Cervical cancer is the second most common cancer among women. The cancer is usually caused by common papilloma viruses, which are spread through sexual contact. The Pap smear is the most widely used screening technique (some 50 million PAP smears are performed in the U.S. annually) in which cervical cells collected by physicians are sent to laboratories for analysis (the total cost ranges between $35-$50); however, the Pap test generates a significant number of both false positive (as much as 40-50%) and false negative results (as much as 20-40%). The Company believes that its photonics technology offers the ability to significantly improve sensitivity and specificity (to >90%), with potential cost savings to the health care system in excess of $1B annually. If one penetrates only 1% of the PAP market with registrants CD-R after market approval by the FDA the sales for product ands disposables would be significant.

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

The excision biopsy requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determinations. The process can sometimes expose the patient to unnecessary risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense. The Company's technology is believed to offer the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of biopsy. The most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55, is open surgical biopsy (a specific type of biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. About 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If the Company can successfully adapt its technology to diagnose and stage breast cancers, it believes it will save up to half the current cost by reducing and /or eliminating extensive hospital stays and frequency of surgery as well as impacting significantly the amount of patient discomfort for those patients medically determined to have cancer, and eliminate most of the trauma for the 70% to 80% of the patients who are found not to have cancer.

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

We plan to develop certain of our CD products for diagnostic applications, (sometimes referred to as "labeled indications"), that we will ultimately market for our own account in the United States. In addition, we desire to co-develop one or more of our prototype CD products for specific cancer diagnostic applications with one or more selected other companies. We continue to seek relationships with highly qualified companies which have expressed interest in our IP space.

We have, in the past, and continue to encourage any possible collaborations especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, if we are successful in fostering them, are expected to add value to the Company by leveraging our financial resource base with development and licensing revenues that the Company can then use to help fund the development of its own products. We also believe that a market for our CD products will exist in Latin America, the European Union and possibly Asia. We contemplate making a concerted effort to identify one or more possible licensees to help develop our products or variations thereof for key markets during 2006-7.

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

Our contract manufacturer(s) will be selected from a list of highly qualified New York companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices (GMP) in accordance with FDA guidelines. Additionally, an opportunity for a business arrangement with a major marketing co-developer could involve manufacture as well. We have also discussed with Infotonics Research the establishment of Registrants incubation site for business purposes and on site manufacturing at their Rochester NY campus. This location would include New York State tax abatement benefits as well as the potential for Empire State EDA funding.

                                   Competition
                                      CD-R

Our IP Platform of Molecular In-vivo tissue auto fluorescence and spectral analysis represents a new diagnostic paradigm. The goal of optical biopsy is determine whether "a tissue is malignant, dysplastic [pre-cancer] or benign; in addition to whether it is invasive cancer. The use of fluorescence leaves a different "signature" depending on whether it is used on normal or cancerous tissue. That signature, in turn, can be converted into an algorithm that can distinguish malignant tissue from normal tissue. Registrant believes its methods are less invasive than traditional surgical biopsies --no tissue is excised from the body, results are instantaneous, more sensitive to change, and possibly more accurate than other methods. Our IP when developed offers the promise of providing cost effective and user friendly screening with increased sensitivity and specificity, and ultimately, replacing excision biopsy as the diagnostic gold standard. There is intense competitive activity in this area; with at least seven companies to date conducting active research and development programs, as well as the recent development of FDA approved HPV vaccines.

Current screening systems are dominated by the Pap smear and colposcopy, as well established and pervasive, and now the entry of Vaccines (Merck Glaxo). Improvements and new technologies for cervical cancer detection include Digene Corp. human papilloma Virus testing and Cytyc Corp's "Thin-Prep." There are companies and institutions attempting to develop products using bio-photonic technologies in cervical cancer detection including Spectrx Inc, MD Anderson, and University of Michigan. Mediscience and its equity associates RFCUNY, Alfanix and Infotonics will continue to develop devices that are more accurate, easier to use and/or less costly to administer to maintain competitive advantage.

Of special interest are HPV vaccines: by Merck and Glaxo. Registrants screening
                            --------
and Vaccination, are complimentary - each providing a tool to fight cervical cancer. HPV has two different target populations. The first is those who have not been infected with HPV, but are at risk for infection. This population is in need of prevention. The second consists of those already infected with HPV and those who will become infected (subjects for whom prevention failed or not yet available). This population is in need of continual screening, diagnosis, treatment and post-treatment monitoring.

For the first group, vaccination is the important part of the solution and there are many issues which may take significant time to resolve (i.e. vaccines efficiency, need for repeated boosters, duration of immunization, failure of immunization, emergence of new strains of viruses, etc). Merck's short studies show that their vaccine is not fool proof and that it only targets two carcinogenic strains of HPV (HPV 16 and 18) out of 35 sexually transmitted strains of the virus. HPV 16 and 18, combined are responsible for 2/3 of cervical cancer and pre-cancer cases. The other 33 strains as well as other potential but unknown factors, which are not prevented by the vaccine, are responsible for the other 1/3 of the cases. It will take many years to vaccinate a significant fraction of the world's at risk population. During this period, the CD-Ratiometer can provide an efficient, cost effective, screening tool. Merck advises that despite the results obtained with their vaccine, patients MUST BE FOLLOWED WITH PAP SMEARS indefinitely. The vaccines will apply only to target population < '15 year of age.

For the second population group (those infected with HPV), patients will also need to be screened, diagnosed, treated and/or monitored after treatment for a period of 15 to 25 years (from age 18 to age 40/45). During this period, the CD-Ratiometer can provide an efficient, cost effective, screening tool with all the advantages of Molecular Optical Biopsy (no need to remove tissue, real-time results, and high accuracy).

Significant approaches to cancer screening: X-ray, CT, ultrasound, magnetic resonance and radionuclide imaging technologies; all based on the detection of intra-tissue structural abnormalities and are not suited to the evaluation of tissue surface lesions.

Our proprietary IP represents a new diagnostic paradigm. It offers the promise of providing a more cost effective and user friendly screening procedure with increased sensitivity and specificity, and ultimately, of replacing excision biopsy as the diagnostic gold standard. We believe that we have a dominant intellectual property position that will permit us to achieve leadership in this new area but competition from both new and established firms will continue to be intense. Many of these firms have greater resources than registrant and more experience in the field of cancer diagnostics. Finally, there can be no assurances that the Mediscience Technology, even if developed successfully, will be accepted commercially in the marketplace in any application format.

The competitors in the optical biopsy pill market today offer a product supported by a different technical platform and with inherently different capabilities.

Photonic Pill (CPE)

Given's PillCam involves recorded optical imaging and analysis, Olympus Optical LTD's EndoCapsule involves real-time optical imaging, transmission and analysis, and SmartPill's involves chemical analysis of tissue, Registrant/Info tonics Pill (CPE) utilizes molecular photonics.

The four scientific platforms upon which pill technology is being produced use micro-electromechanical and micro-optic-electro-mechanical systems technology combining the features of remote operation with MEMS and MOEMS technology and in vivo imaging, (GIVEN-OLYMPUS) or in, chemical analysis (SMARTPILL), or in the use of photonics data (MEDISCIENCE).

Scientists are able to create in vivo systems that can collect large quantities of data and transmit that data to external systems while the device remains in vivo to enable doctors to navigate through the body to collect visual chemical or photonic data. The expectation is that such developments will allow doctors to generate new tests and better analyze and diagnose disease in the upper GI tract and other parts of the body through less invasive and disruptive methods for the patient. The efforts of Infotonics, in conjunction with Mediscience Technology Corporation and the City University of New York, to develop a photonics biopsy pill based on a photonics platform that utilizes the inherent molecular physical characteristics of normal, pre-cancerous, and cancerous tissues exhibit when illuminated with light of specific frequencies, registrant believes, represents the next step in diagnostic technology.

INFOTONICS, This technology is based on registrants IP Platform and continued research at Infotonics. Registrants photonics-based optical biopsy pill introduces a new and promising concept into the imaging pill market of molecular Optical Biopsy. Commercialization of the (CPE) requires the finalization of specific engineering and implementation decisions concerning the components and composition of the pill.

Infotonics/Registrants Optical Biopsy Pill has the capability of merging registrants optical imaging techniques and nano-technology miniature-scaling. Such MEMS devices use three-dimensional mechanical components of various configurations on a miniaturized scale including an optical component, resulting in an ingestible Pill system. Registrant believes that its (CPE) would provide an additional functionality of actually possessing the ability to treat cancer through manipulation of visible luminescence by incorporating much of registrants underlying IP platform science of photonic cancer-detection. Dr. Alfano's research indicates that use of fluorescent light, excited photonic light, and varying spectroscopy techniques will aid in more quickly and accurately detecting and treating cancerous and pre-cancerous growths in vivo.

Once completed, registrants (CPE) pill can offer doctors a new and valuable method of detecting cancerous and pre-cancerous cells in a way that addresses the concerns of the current marketplace. There is need for a device that is less invasive than the "Barium Swallow" without the risks and discomfort of the procedure. By finalizing this product, Registrant could become market leader by offering a competitive (CPE) design that physicians will embrace. Once the (CPE) is accepted by the medical industry, as is the Given Imaging Pill, insurance carriers will be more willing to cover its costs as re-imbursement.

Infotonics, with the approval of registrant, commissioned Syracuse University Law to prepare an in depth analysis of the ingestible Pill market, the over-all business opportunity and an evaluation of the four participant technical platforms utilized in respective ingestible Pills. The report covered in depth registrants (CPE) effort utilizing photonics-based optical biopsy technology as its technology base. (see 8-K filing w/ report exhibit May 26, 2006

     o The report concludes that the Photonic Biopsy Pill demonstrates great promise in providing a non-invasive, preliminary means of detecting in vivo pre-cancerous and cancerous tissues in the upper digestive tract.
     o A number of important design issues remain to be addressed on the components and design of a miniaturized Photonic Biopsy Pill including the selection of a particular light emitter, light detector, power source, and position-detection system and casing design.
     o The Photonic Biopsy Pill has the potential to become a market leader in diagnostic technology, perhaps the industry standard, as a new diagnostic device that physicians will embrace because it addresses real concerns of the current marketplace.
     o The assessment process did not reveal any obvious IP barriers to commercializing the Photonic Biopsy Pill based on competitors' products in the market today.

GIVEN IMAGING: PillCam(TM) Capsule Endoscope, approved by the FDA, a non-reusable capsule taken with water the same way an ordinary pill is taken. Capable of transmitting 50,000 color images to be reviewed for medical significance. The purpose is to process collected data and translate it into a video image of the small intestine. The Given system allows doctors to look at, alter, save, or e-mail the video, as well as save snapshots of the video or small video clips Given Diagnostic system is marketed in the United States as well as sixty other countries. Given Imaging, with a present $600 million market capitalization is a young and rapidly growing company. (see CITIGROUP/Smith Barney Analyst Report 10-1-2004 by Peter Bye. Page 20 "Registrant-Infotonics" identified as competitors)).

OLYMPUS: camera pill is the ingestible EndoCapsule, available in Europe since October. Unlike Given's PillCam, the EndoCapsule has not been approved by the FDA. Little is known about the product. It transmits images via a "built-in capsule antenna," which is capable of transmitting to the data recorder at a rate of two images per second.

SMARTPILL: ingestible capsule endoscopy provides data to a computer, which monitors the progress of the pill. It is not a camera pill at all, it does not
                                         ----------------------------
produce a visual image rather it is a mechanism that uses sensors to record and
                       ------
transmit data regarding pressure and pH levels as it moves completely through the entire GI tract. Currently SmartPill is still a work in progress. Clinical trials for SmartPill began in March of 2005, and successfully completed the first phase of its clinical trials.

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

January 4, 2006 -Mediscience Technology Corp. through its New York subsidiary, Medi-Photonics Development LLC, formally filed with the FDA its documented request for a pivotal study commencement of its optical biopsy device, the CD-Ratiometer. The proposed indication for the use of the CD-Ratiometer is as a device that serving as an adjunct to diagnosis for cancer detection of the cervix and for other molecular physiological abnormalities. The (FDA) reviewed our submission proposing a protocol for a pilot study for the C-D Ratiometer entitled "A Multi-center Pilot study to establish the Safety and Parameters of Efficacy of an Optical Biopsy Device (CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study," and determined that our proposed clinical investigation is a non-significant risk (NSR) device study because it does not meet the definition of a significant risk (SR) device under the applicable FDA regulations (21 CFR 812,).

An IDE application is not required to be submitted to, or approved by, FDA for a NSR study. A NSR study is, however, subject to the abbreviated requirements described in the IDE regulations. The sponsor of the investigation must properly label the device, obtain institutional review board approval of the investigation as a NSR study; ensure that each investigator obtains informed consent from each subject under the investigator's care; comply with the monitoring requirements; maintain required records; file the reports required; ensure that participating parties maintain required records and file all reports required.

Registrant must also comply with the prohibitions against promotion and other practices as identified in ss. 812.7- According to this section of the regulation, the sponsor of a NSR study, investigator, or any person acting for or on behalf of the registrant or investigator, is prohibited from promoting or test marketing the investigational device until after FDA has approved the device for commercial distribution; commercializing the device by charging a price greater them that necessary to recover the cost of manufacture, research, development, and handling; unduly prolonging the investigation; and representing the investigational device as being safe or effective for the purposes for which it is being investigated.

Although registrant believes that our cancer diagnostic products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure needed funding and all governmental approvals or licenses, which could delay or possibly preclude us from completing our FDA process and/or marketing our CD products. To the extent that we intend to market our CD products in foreign markets through Alfanix LTD or others, we will be subject to foreign governmental regulations, as well as USA, with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

                         Patents and Proprietary Rights

April 14, 2003 registrant secured the exclusive world-wide license for US patent "Stokes-Shift Fluorescence Spectroscopy for Detection of Disease and Physiological State of Specimen". The patent was filed under the Patent Cooperation Treaty ("PCT") (1970) for EU approval on January 23, 2004 and continues in that process.

October 18, 2005 registrant secured the exclusive world-wide license rights for US patent disclosure US 60/725,670 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions"

Dr. Robert Alfano and registrant believe that all recent filings plus registrants achieved IP claims in totality inter-relate in the process of non-invasively detecting cancerous tissue within the body and on issuance would extend the Company's core IP technology 17+ yrs expanding, maintaining and continuing registrants IP leadership in the Optical Biopsy field. Registrant regards this accumulated and related patent cluster as pioneering, blocking and dominant in its area of cancer and physiological change diagnosis both in-vivo and in-vitro. (see Patent list infra.)

                          EU Patent Cooperation Treaty:

Registrant is seeking patent protection simultaneously in each of a large number of western European countries by filing an "international" patent application. The application is subjected to an "international search. The search results in an "international search report," a listing of the citations of such published documents that might affect the patentability of the invention claimed in the application. The ISA also prepares a written opinion on patentability. The report and the written opinion are communicated to the applicant for his decision to continue or not in the process.

The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Accordingly, the Company or the Research Foundation of CUNY files patent applications to protect technologies that the Company believes are significant to the development of the Company's business. The Company either owns or holds exclusive licenses to 28 U.S. patents, plus 1 in Japan, for a total of 29. There can be no assurance, however, that any pending patent applications will issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted there-under will provide competitive advantage to the Company.

The Company also relies on trade secrets and know-how that it seeks to protect in part, through the use of Confidentiality Agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors.

                            Third Party Reimbursement

Registrant ultimately will seek reimbursement from third-party payers, primarily in the United States through Federal, State, Medicare, Medicaid and private health insurance plans, and in other countries, typically national government sponsored health and welfare plans. Such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the United States and in other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on our business potential of our screening and diagnostic technology in any endoscopic format (CD-R, ingestible CPE Pill)

                    Other Technologies and other applications

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

                                   Our Patents

Registrants inter-related IP patent cluster acquired through contract with the Research Foundation City University of New York (RFCUNY), see 8-K filed June 1, 2002, Attachment "A" MTC Licensed/Funded Patents:

                                 ATTACHMENT "A"
                      Medical Diagnostic Optical Technology

US Patent disclosure US 60/725,670 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" US Patent Pending "Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen".

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

                                    Employees

As of February 28, 2006 the Company had two full-time employees in its New York Subsidiary Medi-photonics LLC Michael Engelhart President COO, Peter Katevatis Chairman CEO, two retained consultants, Dr. Robert R.
Alfano and John Matheu and one part-time employee Frank Benick CFO

Michael Engelharts three year employment agreement terminated April 23, 2006. (his employment contract is part of and an attachment to Registrants SEC 10-K 2003 page 44 "Employment contract and warrants Exhibits "A","B","C" herein incorporated by reference. See subsequent events Item 14 John Matheu one year consulting agreement terminated April 6, 2006 by its terms.

Neither the full or part-time employees nor the retained consultants are governed by any collective bargaining agreement; the relations between the Company and its present employees and retained consultants are believed to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTIES

Registrant is having on-going discussions with David Smith President of Infotonics Research, Rochester New York (CPE development partner and registrant shareholder) to establish a company incubation site for development, assembly and manufacturing capability on the New York State Infotonics Campus in Rochester NY.

Properties: Our corporate headquarters are located in Cherry Hill, New Jersey. We have a month-to-month lease dated July 25, 2002 with Mr. Katevatis, our Chairman and Chief Executive Officer, for use of approximately 3,000 square feet of office space, pursuant to which we pay no rent but have assumed the obligation to pay all taxes, maintenance, insurance, utilities and repairs relating to such premises. We believe that our current facilities adequately provide for our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any pending litigation, nor, to the knowledge of our management, is any litigation threatened against us which may materially affect our operations or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During its fiscal year ending February 28, 2006, no matters were Submitted, or required to be submitted to a vote of the Company's security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market under the symbol "MDSC." The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by the National Association of Securities Dealers, Inc. and Silicon Investors Historical data. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

         Fiscal Period                             Common Stock
         -------------                             ------------
                                                 bid           ask

2006

1st Quarter         05/31/05                    0.45           0.45

2nd Quarter         08/31/05                    0.40           0.42

3rd Quarter         11/30/05                    0.18           0.18

4th Quarter         02/28/06                    0.17           0.19

2005

1st Quarter         05/31/04                    0.50           0.45

2nd Quarter         08/31/04                    0.76           0.65

3rd Quarter         11/30/04                    0.62           0.61

4th Quarter         02/28/05                    0.69           0.60

2004

1st Quarter         05/31/03                    0.30           0.25

2nd Quarter         08/31/03                    0.31           0.16

3rd Quarter         11/30/03                    0.38           0.22

4th Quarter         02/29/04                    0.93           0.25

(a) Holders: as of February 28, 2006, the approximate number of all holders of record of the Company's Common Stock 735 and Series A Preferred Stock -0-

(b) Dividends. The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

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

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates. If different assumptions or conditions were to prevail; the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, Patent licenses and their related costs including the maintenance of Patents licenses and all costs incurred in connection with acquiring patents, patent licenses and other proprietary rights related to our commercially developed products, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Risk Factors. "

                                  Income Taxes

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

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss carry forwards. We have recorded a valuation allowance of $5.9 million as of February 28, 2006, due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

     Year Ending February 28, 2006 Compared to Year Ending February 28, 2005

Revenues

We had no revenues during our fiscal year ending February 28, 2006 ("2006 fiscal year) and February 28, 2005 ("2005 fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expense

General and administrative expenses decreased approximately $43,000 or 2.2% during the 2006 fiscal year as compared to our 2005 fiscal year. This decrease is net of both increases and decreases in several key general and administrative expense categories.

Included in the decrease in general and administrative expenses was a decrease in professional fees approximating $267,000 during the 2006 fiscal year when compared to the prior fiscal year. The principal reason for the decrease is related to the legal and accounting costs associated with the registration of our securities and the higher accounting and legal activities associated with financial and development activities in the prior fiscal year. Included in the decrease in general and administrative expenses is a decrease in salaries, wages and administrative services approximating $46,000 during the 2006 fiscal year when compared to the prior fiscal year. In the prior fiscal year, the Company had employed a salaried consultant on a temporary basis for a six-month period and non-salaried administrative aid for a longer period of time in the prior fiscal year 2005. In the prior fiscal year, the Company made an inducement offer to a creditor to convert all of its then outstanding notes. In March 2004, the creditor accepted the offer to convert the principal amount of $150,045 plus related accrued interest of $35,470 to 1,460,000 common shares. In connection with the inducement offer and related conversion, the Company recognized a non-cash expense of $58,555 during the 2005 fiscal year. No debt conversion inducement expense was recognized during fiscal year end 2006. Included in general and administrative expense is a decrease in advertising, travel, and marketing approximating $27,000 during the 2006 fiscal year when compared to the 2005 fiscal year. This decrease was primarily the result of decreased activity pursuing the establishment of co-promotional arrangements for the marketing, distribution, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives.

Included in the increase in general and administrative expenses is an increase in consulting costs approximating $324,000 during the 2006 fiscal year when compared to the prior fiscal year. The above increase was partly comprised of approximately $795,000 of deferred costs amortized as an expense, as compared to approximately $586,000 or deferred costs amortized as an expense in the prior fiscal year, resulting in an increase of $209,000. The increase in consulting costs was also complemented with an increase of $115,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. Also included in the increase in general and administrative expenses is an increase in insurance costs approximating $16,000, which primarily represent insurance costs associated with issuance of an officers and directors liability policy. All other general and administrative costs increased approximately $15,000 during the 2006 fiscal year when compared to the 2005 fiscal year. This increase is associated with the general increase in administrative activities of managing the Company as it continues to develop and promote its light-based technology.

Research and Development Expense

Research and development expense decreased approximately $107,000 during the 2006 fiscal year when compared to the 2005 fiscal year. The principal reason for the decrease was a decrease in research funding approximating $155,000 provided by us through Medi-Photonics to the Research Foundation City University of New York (RFCUNY) under a project agreement for research and development in the area of optical biopsy for the development of a commercially viable CD-Ratiometer and adjunctive technology. The decrease was also attributed to a decrease in developmental payroll costs associated with Medi-Photonics approximating $42,000, plus approximately $11,000 in miscellaneous research costs resulting in a total decline of $208,000 in research and development costs. Included in the increase in research and development is approximately $151,000 of deferred costs amortized as an expense within fiscal year 2006, as compared to approximately $50,000 of deferred costs amortized as an expense in 2005, resulting in a net increase of approximately $101,000 of deferred costs. During fiscal 2005, the Company thru its subsidiary Medi-Photonics entered into a collaborative research and development agreement with Infotonics Technology Center Inc., a consortium of founding participants such as Corning Inc., Eastman Kodak Company and Xerox Corporation. Infotonics and the Company will collaborate with one another in the conduct of a research program involving the development of commercially viable, miniature devices for the Company that will make use of ultraviolet light to diagnose the health of living tissue, remotely monitoring the health/status of various medical environments, e.g. the detection of various types of cancer and the monitoring of body functions. The period of research under this agreement will terminate upon completion of the research, currently estimated to be five years. As consideration for Infotonics to carry out the research, and for all rights Infotonics has in US Patent No. 6240312, BI, Application NO.09-178-275, Filed October 23, 1998 issued May 29, 2001 "Remote controllable micro-scale device for use in in-vivo medical diagnosis and/or treatment" the Company issued Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100.

2006 Liquidity and Capital Resources

We had a deficiency in working capital as of February 28, 2006 of approximately $3,012,000 compared to a deficiency of approximately $2,180,000 at February 28, 2005 or an increase in the deficiency of approximately $832,000 for the 2006 fiscal year. The increase in the deficiency was comprised of a decrease of approximately $797,000 in current assets primarily composed of cash, along with an increase of approximately $35,000 in current liabilities which are primarily composed of accrued liabilities and accounts payable. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries, and wages and other general obligations.

Cash flows from financing activities was a net increase approximating $343,000 for the year ended February 28, 2006, which was primarily related to the proceeds from an ongoing private placement of common stock. The proceeds from the private placement will be primarily used for the clinical development of certain prototypes, regulatory, medical and scientific affairs, market research, and working capital. During the year ended February 28, 2006, the Company refunded approximately $31,500 to an officer, who advanced it to the Company in a prior period.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuers financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE. We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch our product line, to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have been engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN. We will require substantial additional capital to develop our products, including completing product testing and clinical trials, (pilot and Pivital) obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through private placements and available University matching funds. We are seeking a collaborative partner for our technology and are seeking targeted funding for our FDA approved March 29, 2006 cervical cancer (Pap) program. Any failure to find collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

We bear responsibility for all aspects of our Optical Biopsy platform product line and our cervical cancer CD-R and Compact Photonic ingestible Pill product, (developed with a collaborative equity partner Infotonics research). We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources may not be sufficient to fund our operations to the point of commercial introduction of our monitoring products, our cervical cancer detection products. . Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

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

OUR ABILITY TO SELL OUR PRODUCTS IS CONTROLLED BY GOVERNMENT REGULATIONS, AND WE MAY NOT BE ABLE TO OBTAIN ANY NECESSARY CLEARANCES OR APPROVALS. The design, manufacturing, labeling, distribution and marketing of medical device products are subject to extensive and rigorous government regulation including but not limited to FDA which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products.

IN THE UNITED STATES, THE FOOD AND DRUG ADMINISTRATION'S ACTIONS COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR GROWTH AND STRATEGY PLANS. In order for us to market our products in the United States, we must obtain continued clearance or approval from the Food and Drug Administration. We cannot be sure: that we or any collaborative partners will make timely filings with the FDA; that the FDA will act favorably or quickly on these submissions; that we will not be required to submit additional information or perform additional clinical studies; that we would not be required to submit an application for PMA as described below; or that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval. The pre-market approval process is more rigorous and lengthier than the 510(k) clearance process for pre-market notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information clinical study data.

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

IN FOREIGN COUNTRIES, INCLUDING LATIN and EUROPEAN COUNTRIES, WE ARE ALSO SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS IN THOSE JURISDICTIONS. In order for us to market our products in Latin America or Europe and some other international jurisdictions, we and our distributors and agents e.g. ALFANIX LTD must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. For example In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe and similar requirements would prevent us from selling in Latin American countries.

EVEN IF WE OBTAIN CLEARANCE OR APPROVAL TO SELL OUR PRODUCTS, WE ARE SUBJECT TO ONGOING REQUIREMENTS AND INSPECTIONS THAT COULD LEAD TO THE RESTRICTION, SUSPENSION OR REVOCATION OF OUR CLEARANCE. We, as well as any collaborative partners, will be required to adhere to applicable FDA regulations regarding good manufacturing practice, which include testing, control, and documentation requirements. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain pre-market clearance or pre-market approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

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

We have been issued, or have rights to, 28 U.S. patents (including those under license). In addition, we have filed for, or have rights to, U.S. patents (including those under license) that are still pending. One or more of the patents we hold directly or license from third parties, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. We have contract obligations to financially maintain these patents with periodic payments to the US, Japan and EU patent offices which could be unmet jeopardizing our existing rights. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

WE ARE DEVELOPING OUR CURRENT PRODUCT LINE INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH MAY REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS. We are also currently seeking direct funding for and expect to commercialize our cervical cancer detection products independently of any collaborative partner. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any.

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

IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER. The medical device industry in general and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, and manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. . Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them. Accordingly, competition in this area is expected to increase.

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

THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN, WHICH MAY LIMIT CONSUMER USE AND THE MARKET FOR OUR PRODUCTS. In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payers, such as government and private insurance plans. Any inability of patients, hospitals, physicians and other users of our products to obtain sufficient reimbursement from third-party payers for our products, or adverse changes in relevant governmental policies or the policies of private third-party payers regarding reimbursement for these products, could limit our ability to sell our products on a competitive basis. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payers. Moreover, third-party payers are increasingly challenging the prices charged for medical products and services, and some health care providers are gradually adopting a managed care system in which the providers contract to provide comprehensive health care services for a fixed cost per person. Patients, hospitals and physicians may not be able to justify the use of our products by the attendant cost savings and clinical benefits that we believe will be derived from the use of our products, and therefore may not be able to obtain third-party reimbursement.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL. Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical and managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth.

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES. Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 21.1 % of our outstanding common stock as of February 28, 2006. Additionally Founders Katevatis and Alfano have historical and board approved anti-dilution rights of 17% and 4% respectively. The founders are owed significant non-interest bearing debt which they have the right to assign at any time or conversely convert upon 60 days notice to the board at $.25 cents per share. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

ITEM 7 Financial statements    AUDITORS PROVIDE

                          MEDISCIENCE TECHNOLOGY CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES



                                    CONTENTS
                                    --------



                                                                        PAGE
                                                                      ---------


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                 1


CONSOLIDATED BALANCE SHEETS                                               2


CONSOLIDATED STATEMENTS OF OPERATIONS                                     3


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT               4


CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              6 - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors
Mediscience Technology Corp.
Cherry Hill, New Jersey


We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. and subsidiaries (the "Company") as of February 28, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 28, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
May 4, 2006

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 2006 AND 2005

                                                             2006            2005
                                                         ------------    ------------
ASSETS

CURRENT ASSETS
  Cash                                                   $    136,635    $    934,212
  Prepaid expenses                                              4,031           3,848
                                                         ------------    ------------

TOTAL CURRENT ASSETS                                          140,666         938,060

EQUIPMENT - Net                                                 2,107             637

DEFERRED CHARGES                                            1,114,682       1,453,834

OTHER ASSETS                                                    1,800           1,800
                                                         ------------    ------------

TOTAL ASSETS                                             $  1,259,255    $  2,394,331
                                                         ============    ============


        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current portion of officer and other loans             $         --    $     31,542
  Accounts payable                                             29,204          93,504
  Accrued liabilities                                       3,123,458       2,992,911
                                                         ------------    ------------

TOTAL CURRENT LIABILITIES                                   3,152,662       3,117,957
                                                         ------------    ------------

TOTAL LIABILITIES                                           3,152,662       3,117,957
                                                         ------------    ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock - $.01 par value, 50,000
     shares authorized, -0- shares issued and
     outstanding in 2006 and 2005, respectively                    --              --
  Common Stock - $.01 par value; 199,950,000 shares
     authorized; 59,553,893 and
     56,124,210 shares issued
     and outstanding in 2006 and 2005, respectively           595,540         561,243

ADDITIONAL PAID-IN CAPITAL                                 24,462,292      23,217,702

COMMON STOCK SUBSCRIBED                                            --         250,000

ACCUMULATED DEFICIT                                       (26,951,239)    (24,752,571)
                                                         ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                (1,893,407)       (723,626)
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  1,259,255    $  2,394,331
                                                         ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                       2006            2005
                                                   ------------    ------------

SALES                                              $         --    $         --

COST OF SALES                                                --              --
                                                   ------------    ------------

GROSS PROFIT                                                 --              --
                                                   ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSE                    1,890,356       1,933,453

RESEARCH AND DEVELOPMENT EXPENSE                        320,953         428,057
                                                   ------------    ------------

TOTAL EXPENSE                                         2,211,309       2,361,510
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (2,211,309)     (2,361,510)

OTHER EXPENSE
  Interest expense, net of interest income
   of $12,831 in 2006 and $3,679 in 2005                (12,641)            (13)
                                                   ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                       (2,198,668)     (2,361,497)

INCOME TAX BENEFIT                                           --              --
                                                   ------------    ------------

NET LOSS                                           $ (2,198,668)   $ (2,361,497)
                                                   ============    ============


BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                     $     (0.037)   $     (0.045)
                                                   ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                       58,865,855      52,456,872
                                                   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.


                                   MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                            Preferred Stock             Common Stock
                                         ----------------------   ------------------------   Additional    Common
                                           Number                    Number                   Paid-in       Stock      Accumulated
                                         of Shares     Amount      of Shares     Amount       Capital     Subscribed     Deficit
                                         ---------   ----------   -----------  -----------  -----------   ----------   -----------
BALANCE AT FEBRUARY 29, 2004                    60   $        1    39,372,753  $   393,727  $20,076,019   $       --   $(22,391,074)

Conversion of preferred stock                  (60)          (1)    6,000,000       60,000      (59,999)          --            --
Issuance of stock -
  exercise of warrants                          --           --       150,000        1,500       (1,500)          --            --
Issuance of stock -
  future consulting services                    --           --     1,925,000       19,250    1,232,000           --            --
Issuance of stock -
  anti-dilution rights                          --           --     4,160,901       41,610      (41,610)          --            --
Issuance of stock -
  debt conversion                               --           --     1,460,000       14,600      229,470           --            --
Issuance of stock -
  past and future consulting services           --           --       200,000        2,000      116,000           --            --
Issuance of stock -
  secretarial and consulting services           --           --       155,556        1,556       90,222           --            --
Issuance of stock -
  collaborative research agreement              --           --     1,000,000       10,000      744,100           --            --
Issuance of stock - cash                        --           --     1,000,000       10,000      490,000           --            --
Issuance of stock in cancellation
  of promissory notes                           --           --       700,000        7,000      343,000           --            --
Cash received for common stock
  subscribed                                    --           --            --           --           --      250,000            --
Net loss for the year ended
  February 28, 2005                             --           --            --           --           --           --    (2,361,497)
                                         ---------   ----------   -----------  -----------  -----------   ----------   -----------

BALANCE AT FEBRUARY 28, 2005                    --           --    56,124,210      561,243   23,217,702      250,000   (24,752,571)

Issuance of stock previously subscribed         --           --       500,000        5,000      245,000     (250,000)           --
Issuance of stock -
  future consulting services                    --           --     1,366,000       13,660      618,380           --            --
Issuance of stock -
  anti-dilution rights                          --           --       715,449        7,155       (7,155)          --            --
Issuance of stock in cancellation
  of accrued expenses                           --           --        74,834          748       16,419           --            --
Issuance of stock - services                    --           --        23,400          234        4,446           --            --
Issuance of stock - cash                        --           --       750,000        7,500      367,500           --            --
Net loss for the year ended
   February 28, 2006                            --           --            --           --           --           --    (2,198,668)
                                         ---------   ----------   -----------  -----------  -----------   ----------   -----------

BALANCE AT FEBRUARY 28, 2006                    --   $       --    59,553,893  $   595,540  $24,462,292   $       --   $(26,951,239)
                                         =========   ==========   ===========  ===========  ===========   ==========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                          2006         2005
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(2,198,668)  $(2,361,497)
  Adjustments to reconcile net loss
    to net cash used in operating activities
        Depreciation                                          600           255
        Amortization                                      971,192       671,200
               Common stock issued for other services       4,680        32,778
        Debt conversion inducement expense                     --        58,555
        (Increase) decrease in assets
         Prepaid expenses                                    (183)         (460)
        Increase (decrease) in liabilities
          Accounts payable                                (64,300)       73,999
          Accrued liabilities                             147,714       (46,989)
                                                      -----------   -----------

  Net cash used in operating activities                (1,138,965)   (1,572,159)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                    (2,070)           --
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                               --       350,000
  Repayments of officer and other loans                   (31,542)           --
  Issuance of common stock for cash                       375,000       500,000
  Cash received for common stock subscribed                    --       250,000
                                                      -----------   -----------

  Net cash provided by financing activities               343,458     1,100,000
                                                      -----------   -----------

NET DECREASE IN CASH                                     (797,577)     (472,159)

CASH - BEGINNING OF YEAR                                  934,212     1,406,371
                                                      -----------   -----------

CASH - END OF YEAR                                    $   136,635   $   934,212
                                                      ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

    Common stock issued for deferred charges          $   632,040   $ 2,215,128
                                                      ===========   ===========

    Common stock issued for cancellation of debt      $    17,167   $        --
                                                      ===========   ===========

    Common stock issued - anti-dilutive rights        $     7,155   $    41,610
                                                      ===========   ===========

    Noncash compensation - stock options              $        --   $        --
                                                      ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------
The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser"), Photonics for Women's Oncology, LLC ("Photonics") and Mediphotonics Development, LLC ("Mediphotonics") (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Mediphotonics is the only active subsidiary of the Company.

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

Management's Plan
-----------------
The Company is subject but not limited to a number of risks similar to those of other companies at this stage of development, including dependence on key individuals, the development of commercially usable products and processes, competition from substitute products or alternative processes, the impact of research and product development activity, competitors of the Company, many of whom have greater financial or other resources than those of the Company, the uncertainties related to technological improvements and advances, the ability to obtain adequate additional financing necessary to fund continuing operations and product development and the uncertainties of future profitability. The Company expects to incur substantial additional costs before beginning to generate income from product sales, including costs related to ongoing research and development activities, preclinical studies and regulatory compliance. Substantial additional financing is needed by the Company.

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

Equipment
---------
Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $600 and $255 in 2006 and 2005, respectively.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development
------------------------
Research and development costs are charged to operations when incurred. The amounts charged to expense were $320,953 and $428,057 in 2006 and 2005, respectively.

Loss per Common Share
---------------------
In accordance with SFAS No. 128, "Earnings Per Share," basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the years ended February 28, 2006 and 2005, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
---------------------------------------
The Company currently accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which for employee stock options permits the use of intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company accounts for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

Had compensation cost for the fiscal 2006 Company's stock option plan been determined on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2006 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2006, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility ranging between 1.060% and 1.5625%, risk-free interest rate of 3% and expected option life ranging between two and five years. There were no employee stock options issued during fiscal 2005.

                                                            2006
                                                        ----------

    Net loss:
    As reported                                         $2,198,668
    Pro forma                                           $2,210,668

    Net loss per common share basic and diluted:
    As reported                                         $   (0.037)
    Pro forma                                           $   (0.038)

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2007. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Although the adoption of SFAS No. 123R is not expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year. These financial institutions have strong credit ratings, and management believes the credit risk related to these deposits is minimal.


NOTE 2 - RELATED PARTY TRANSACTIONS

At times, Mr. Peter Katevatis, Chief Executive Officer and Chairman, advances funds to the Company to provide funding to pay operational expenses as they became due. These advances do not accrue interest. At February 28, 2006 and 2005, officer loans payable to Mr. Katevatis were $-0- and $31,542, respectively.

Legal services rendered by Mr. Peter Katevatis amounted to $50,000 for each of the two years ended February 28, 2006 and 2005. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $21,378 and $17,306 in 2006 and 2005, respectively, and are recorded in general and administrative expense.

During fiscal 2004, the Company entered into an agreement with THM Group, LLC ("THM") to be the exclusive advisor to explore options for the Company to commercialize its technology. Mr. Michael Engelhart, President and Chief Operating Officer, is the President and Chief Executive Officer of THM. During fiscal 2004, the Company incurred $9,000 for services of THM. On April 9, 2004, THM terminated its agreement with the Company.

See Note 7 for details regarding the Company's consulting agreement with one of its principal stockholders and Notes 4 and 5 for related party loans and accrued liabilities.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE 3 - DEFERRED CHARGES

In fiscal 2006 and 2005, the Company issued 1,366,000 and 3,225,000 fully vested restricted shares of its common stock at fair market value to four and six different consulting groups in exchange for a variety of services to be rendered, over a period of 6 - 24 and 12 - 60 months, respectively, for matters such as corporate management, marketing opportunities, product development and research, corporate funding, investor relations and FDA clinical trials. These costs have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of deferred charges are as follows:

                    Years Ending
                 -----------------

                 February 28, 2007                      $  445,021
                 February 29, 2008                         418,294
                 February 28, 2009                         150,820
                 February 28, 2010                         100,547
                                                        -----------

                                                        $1,114,682
                                                        ===========

NOTE 4 - OFFICER AND OTHER LOANS

In fiscal 2000, the Company entered into two interest-bearing convertible notes with the Olive Cox Sleeper Trust (the "Trust") totaling $30,000. Both notes bore interest at the rate of 8.25% per annum and were convertible into common stock on the basis of $.25 per share. The conversion option was unlimited in duration. Both notes were demand instruments and the holder could demand and receive payment in full including interest. On March 8, 2004, the notes plus accrued interest were converted into common stock of the Company (Note 8).

On June 20, 2002, the Company entered into a $120,045 promissory note with the Trust with interest at 12% per annum. The note was amended on June 13, 2003 to extend the maturity date to March 31, 2004 from February 20, 2004. The principal amount of the note plus accrued interest was due and payable on the maturity date. There was a conversion feature that allowed the Trust to convert the principal and accrued interest on the note to common stock of the Company at the rate of one share for each $.12 of principal and accrued interest at date of conversion. On March 8, 2004, the note plus accrued interest was converted into common stock of the Company. The conversion resulted in an inducement expense of $58,555 for the year ended February 28, 2005.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                2006         2005
                                             ----------   ----------

            Legal and professional fees      $  203,382   $  257,924
            Consulting and university fees    1,276,414    1,220,415
            Salaries and wages                1,542,667    1,412,333
            Other                               100,995      102,239
                                             ----------   ----------

                                             $3,123,458   $2,992,911
                                             ==========   ==========

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


NOTE 5 - ACCRUED LIABILITIES (Continued)

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $55,958 and $57,500 as of February 28, 2006 and 2005, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and chairman of the Company's Scientific Advisory Board (Note 7), with respect to his consulting agreement of $1,232,818 and $1,170,818 as of February 28, 2006 and 2005, respectively.

Accrued salaries and wages include amounts due to Mr. Katevatis of $1,489,667 and $1,406,333 as of February 28, 2006 and 2005, respectively, and $42,500 and $2,500 to Mr. Engelhart as of February 28, 2006 and 2005, respectively and $10,500 to Mr. Frank D. Benick, Chief Financial Officer, as of February 28, 2006.

NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended February 28, 2006 and 2005 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance required by FASB Statement 109, "Accounting for Income Taxes." The valuation allowance is necessary because, according to criteria established by FASB Statement 109, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The components of the net deferred income tax asset and liability as of February 28, 2006 and 2005 are as follows:

                                               2006           2005
                                           -----------    -----------

         Defered income tax asset:
         Net operating loss carryforward   $ 5,933,439    $ 5,200,870
         Valuation allowance                (5,933,439)    (5,200,870)
                                           -----------    -----------
         Deferred income tax liability              --             --
                                           -----------    -----------

                                           $        --    $        --
                                           ===========    ===========

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE 6 - INCOME TAXES (Continued)

As of February 28, 2006 and 2005, the Company has valuation allowances of $5,933,439 and $5,200,870, respectively, which relates to federal and state net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. As of February 28, 2006 and 2005, the Company has net operating loss carryforwards of approximately $16,391,000 and $14,620,000, respectively for federal purposes and $6,069,000 and $3,871,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

The net operating losses are scheduled to expire in the following years:

                                 Federal             State               Total
                               -----------        -----------        -----------

2007                           $   307,000        $        --        $   307,000
2008                               370,000                 --            370,000
2009                               854,000                 --            854,000
2010                               615,000            129,000            744,000
2011                             1,136,000            315,000          1,451,000
2012                             1,556,000            216,000          1,772,000
2013                             2,636,000            850,000          3,486,000
2014                             1,128,000          2,361,000          3,489,000
2015                                    --          2,198,000          2,198,000
2019 (*)                           808,000                 --            808,000
2020 (*)                           943,000                 --            943,000
2021 (*)                           298,000                 --            298,000
2022 (*)                           316,000                 --            316,000
2023 (*)                           182,000                 --            182,000
2024 (*)                           786,000                 --            786,000
2025 (*)                         2,284,000                 --          2,284,000
2026 (*)                         2,172,000                 --          2,172,000
                               -----------        -----------        -----------

     Total                     $16,391,000        $ 6,069,000        $22,460,000
                               ===========        ===========        ===========

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE 7- COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the two years ended February 28, 2006.

Other Royalties
---------------
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the two years ended February 28, 2006.

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

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and receive an option to purchase 300,000 shares of common stock at $1.00 per share (see Note 1 for pro forma disclosure).

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


NOTE 8 - STOCKHOLDERS' DEFICIT

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

Private Placements
------------------
      Common Stock
      ------------
      During fiscal 2005, the Company issued 1,000,000 shares of common stock at a price of $.50 per share for $500,000.

      During fiscal 2006, the Company issued 750,000 shares of common stock at a price of $.50 per share for $375,000.

      Preferred Stock
      ---------------
      On February 1, 2004, the Company completed a $1.5 million private placement of convertible preferred shares to accredited investors, issuing 60 shares of convertible preferred stock at $25,000 per share. The convertible preferred shares maybe converted into 100,000 shares of common stock at the sole discretion of the Company subsequent to February 17, 2004. The securities were sold pursuant to an exemption under the Securities Act of 1933. The Company had agreed to file a registration statement within six months or sooner after February 17, 2004 covering the resale by the investors of the shares purchased. Such shares were converted into common stock of the Company in March 2004. The registration statement was filed in December 2004. There were no ramifications from the late filing.

Common Stock Issued for Services
--------------------------------
During August 2004, the Company issued 55,556 shares of its common stock at a value of $32,878 for secretarial services provided to the Company. The transaction was recognized based on the fair value of shares issued. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.

During November 2005, the Company issued 23,400 shares of its common stock at a fair market value of $.20 per share to a consultant for research and development services. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

Stock Issued for Future Services
--------------------------------
During March and April 2004, the Company issued 1,925,000 restricted shares of its common stock at a fair market value of $.65 per share to three consulting groups in exchange for consulting services to be rendered over a 12 - 48 month period.

During August 2004, the Company issued 300,000 restricted shares of its common stock at a fair market value of $.59 per share to two consulting groups in exchange for past services and services to be rendered over approximately a two year period.

During March 2005, the Company issued 711,000 restricted shares of its common stock at a fair market value of $.64 and $.68 per share to two consulting groups in exchange for medical and financial consulting services to be rendered over a one year period.

During April 2005, the Company issued 100,000 restricted shares of its common stock at a fair market value of $.55 per share to a consulting firm in exchange for public and investor relations consulting services to be rendered over a six month period.

During November 2005, the Company issued 100,000 restricted shares of its common stock at a fair market value of $.20 per share to a consulting firm in exchange for public and investor relations consulting services to be rendered over a two year period.

During December 2005, the Company issued 375,000 restricted shares of its common stock at an average fair market value approximating $.18 per share to a consultant in exchange for medical consulting services to be rendered over a two year period.

During February 2006, the Company issued 80,000 restricted shares of its common stock at a fair market value of $.20 per share to a consultant in exchange for medical consulting services to be rendered over a twenty-two month period.

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

As consideration for Infotonics to carry out the research, the Company issued to Infotonics 1,000,000 shares of its common stock, having a fair market value of $754,100, as determined by the actual average closing value per share for the thirty day period (22 business days) three days prior to signing the agreement. In addition, the Company granted a warrant exercisable at $3.00 per share for 1,000,000 shares of common stock, and will pay fees for specific research services to be determined by Infotonics based upon detailed Statements of Work, to be agreed upon as the research progresses.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

2003 Consultants Stock Plan
---------------------------
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan ("Consultants Plan"). The Consultants Plan was subsequently approved by the stockholders on February 17, 2004. The aggregate number of shares that may be issued under the options shall not exceed 7 million. No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 28, 2006 and 2005.

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

In April 2003, Mr. Engelhart was granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 200,000 shares and at an option price of $1.00 per share for the remaining 1,800,000 shares. Mr. Engelhart's ability to exercise the 1,800,000 options is subject to a series of milestones described in his employment agreement. Non-cash compensation expense related to the grant of 200,000 options amounted to $70,000 in 2004. On April 23, 2006, Mr. Engelhart's employment contract expired and he forfeited all of the stock options.

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

Mr. Benick was granted options to purchase up to 300,000 shares of the Company's common stock at an option price of $1.00 per share. The option has an expiration date of November 15, 2010.

Activity related to stock options during the two years ended February 28, 2006 is as follows:

                                                                    Weighted
                                                    Exercise         Average
                                                     Price          Exercice
                                     Shares          Range           Price
                                 -------------   -------------   --------------

Outstanding, February 29, 2004       2,000,000    $.25 - $1.00   $        0.93
Granted                                400,000   $1.50 - $2.00   $        1.63
                                 -------------

Outstanding, February 28, 2005       2,400,000    $.25 - $2.00   $        1.04
Granted                                300,000                   $        1.00
                                 -------------

Outstanding, February 28, 2006       2,700,000    $.25 - $2.00   $        1.04
                                 =============

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

During November 2005, Frank D. Benick, Chief Financial Officer of the Company, was granted options to purchase up to 300,000 shares of the Company's restricted common stock at an option price of $1.00 per share. This option shall be exercisable from November 15, 2005 to November 15, 2010.

Common Stock Subscribed
-----------------------
In February 2005, the Company received $250,000 in common stock subscriptions for 500,000 shares issued in March 2005.

Stock Warrants
--------------
Stock warrant activity during the two year period ended February 28, 2006 was as follows:

                                                                    Exercise
                                                   Shares             Price
                                                 Available            Range
                                               --------------   ----------------

     Outstanding, February 29, 2004                   800,000     $.25 - $1.00
     Granted                                        2,700,000    $1.00 - $3.00
     Exercised                                       (150,000)        $.25
     Forfeited                                             --
                                               --------------

     Outstanding, February 28, 2005                 3,350,000         $1.00
     Granted                                        1,250,000         $1.00
     Exercised                                             --
     Forfeited                                             --
                                               --------------

     Outstanding, February 28, 2006                 4,600,000     $.25 - $3.00
                                               ==============

As of February 28, 2005, an additional $250,000 in private placement proceeds had been received for common stock not yet issued. Once issued, stock warrants were granted for 500,000 shares at $1.00.

In connection with the Company's agreement with RFCUNY, the Company granted a warrant to RFCUNY to purchase 600,000 shares of the Company's common stock at a price of $1.00 per share. The warrant expires on June 10, 2007.

In 2003, the Company issued 400,000 shares of common stock at a value of $76,000 and issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.25 per share for financial advisory services. The warrants expire in fiscal 2007.

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

For stock that had been previously subscribed, in connection with its private placement offering during 2005, the Company granted warrants to purchase 500,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

In connection with its private placement offering in 2005 and its extension into fiscal 2006, the Company granted warrants to purchase 750,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

During March 2004, the Company issued 50,000 shares of its common stock to Laurence Elgart to satisfy his exercise of the warrant in February 2004 for $12,500.

During March 2004, the Company issued 100,000 shares of its common stock to William Baker to satisfy his exercise of the warrant in February 2004 for $25,000.

Anti-Dilution Rights
--------------------
The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the years ended February 28, 2006 and 2005, Mr. Katevatis exercised his right and requested the Company issue 579,173 and 3,533,599 common shares respectively. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the years ended February 28, 2006 and 2005, Dr. Alfano exercised his right and requested the Company issue 136,276 and 627,302 common shares, respectively. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

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

On March 8, 2005, the Trust converted $3,667 of accrued interest into 7,334 shares of the Company's common stock.

On November 8, 2005, the Company converted $13,500 of accrued professional fees for 67,500 shares of the Company's common stock.

                          MEDISCIENCE TECHNOLOGY CORP.
                                AND SUBSIDIARIES
                                   ----------
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                      FEBRUARY 28, 2006, FEBRUARY 28, 2005
                              AND FEBRUARY 29, 2004
                                        &
                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

ITEM 8 Changes in and disagreements with accountants on accounting and Financial Disclosure

Morison Cogen LLP (formerly, Cogen Sklar LLP) Auditor's report on registrant's financial statements for each of the fiscal years ended February 28, 2006 and 2005 (collectively, the Prior Fiscal Periods) did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Auditor's report on the Registrant's financial statements for the fiscal years ended February 28, 2006 and February 28, 2005 contains an explanatory paragraph indicating that there was substantial doubt as to the registrant's ability to continue as a going concern and in all respects agreeing with the Former Auditor Parente Randolph LLC report on the registrant's financial statements for the fiscal year ended February 29, 2004.

See 8-K report dated February 26, 2005 referenced herein Parente Randolph LLC Our Former Independent Auditor Firm resigned effective February 28, 2005 Item
4.01 Changes in Registrant's Certifying Accountant.) The resignation of the Former Auditor was accepted by the Registrant's Audit Committee on February 26, 2005. The Former Auditor's report on Registrant's financial statements for each of the fiscal years ended February 29 , 2004 and 2003 (collectively, the Prior Fiscal Periods) did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Former Auditor's report on the Registrant's financial statements for the fiscal year ended February 28, 2004 contained an explanatory paragraph indicating that there was substantial doubt as to the Registrant's ability to continue as a going concern. During either of the Prior Fiscal Periods or the period from January 12, 2005 effective date of SEC registration SB-2 filing through date of resignation Feb 26, 2005 by Parente Randoph (the

Interim Period), there were no disagreements between the Registrant and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (the Disagreements), which Disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the Disagreements in connection with its report on the Registrant's financial statements.
ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and principle financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principle financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Mediscience Technology Corp. structures and governance procedures

Over the past few years, new legal and regulatory requirements have caused corporations to adopt many new governance practices and to formalize previously informal practices. In developing and refining our practices during this period, we have been fortunate to build on a history of strong governance. We have sought not only to comply with new requirements, but to adopt best practices ensuring that we maintain the highest standards of ethics while building value for all of our stakeholders. The information, documents and policies described in the Corporate Governance area of our Web site MEDISCIENCETECH.com represent both the key components of our corporate governance and the result of our continuing attention to governance matters. Those components include:

All Board Committees

Corporate Governance Guidelines

Code of Ethics

EDGAR Filings

Governance and policy

             Executive Officers, The Board/Committee Accountability,
                      Audit and Internal Control Framework

Executive officers: The Chief Executive of Mediscience Technology Corp. and
------------------
other senior executives are responsible for the day-to-day management of the Company. The Executive Committee which comprises the executive directors and certain other senior executives of MTC (the 'Executive Officers'), assists the Chief Executive in the management of the business. The following are Executive Officers of MTC and all, are members of the executive committee: John Kennedy, Peter Katevatis Esq., Michael Kouvatas Esq.

Board/Committees/ Corporate Governance
--------------------------------------

Registrant within the provisions of Sarbanes-Oxley Act is a Non-Accelerated SEC filer. As such, for fiscal years beginning on or after December 16, 2006 registrant must comply with S404 of the Sarbanes-Oxley Act of 2002. Management is required to report on the Group's internal controls over financial reporting. Work has been carried out during 2004 and 2005 in preparation for reporting in accordance with the Act and will continue to be progressed during the year e.g. retention of CFO Frank Benick CPA

The Board is committed to the highest standards of Corporate Governance and considers that it has complied with the new Sarbanes Code throughout this year. Its Audit Committee has the skills and experience of corporate financial matters to discharge properly its responsibilities. Members John Kennedy Chairman, Michael Kouvatas Esq. and William Armstrong (directors) satisfy the definition of 'financial expert' in the Sarbanes-Oxley Act.

Corporate Governance policies and procedures applied
----------------------------------------------------

The Company's Shares are listed on the NASDAQ BB OTC and the Company is therefore subject to the rules of the NASADAQ as well as the US securities laws and the rules of the US Securities and Exchange Commission ("SEC" as applicable.) . The Board believes that it has complied throughout the year with both SEC and NASDAQ BB requirements related to corporate governance, with the exception that, our Executive Board committee does not consist wholly of independent directors. Registrant has recently applied for listing on the new proposed NASDAQ OTC tiered framework as a company fully in compliance with Sarbanes but trading under $1.00

The Board: The Board of Directors of MTC consists of an non-independent
---------
Chairman/CEO, Peter Katevatis and 4 directors. The meetings of the Board and the various committees are described specifically infra. Board management has a formal schedule of matters reserved for its decisions which include the approval of certain policies, budgets, financing plans, large capital expenditure projects, acquisitions, divestments and treasury arrangements and traditionally delegates specific responsibilities to counsel, Board Committees and/or board members. It reviews key activities of the businesses and considers and reviews the work undertaken by the Committees and/or board members. The board is charged with evaluating the performance of registrants executives performance. Board meetings are held to enable directors to have a greater understanding of the business and to query the management. D&O questionnaires are distributed each year to be executed and sworn to by each director for use by registrant internally and in audits as a requirement of corporate due diligence. All fully participating and available directors have full and timely access to all relevant information and, if necessary, to independent professional advice. Legal updates relevant to Mediscience corporate issues is periodically distributed and put into board minutes by inside counsel Peter Katevatis Esq., who is responsible to the Board for ensuring that Board legal procedures are complied with.

There is a clear division of respective responsibilities which have been agreed by the Board. The Chairman's/CEO primary responsibility is for leading the Board, including ensuring its effectiveness and setting its agenda, supervising all other executive officers, whilst the Chief Operating Officer under the specific terms and conditions of his contract is responsible for managing the day-to-day business in accordance with the strategy, policies, budgets and business plans approved by the Board. The executive Board members stand ready to advise and assist in the management of the Company

During fiscal year 2004, an informal periodic evaluation of the performance of the Board and its Committees was undertaken by its then auditor Parente Randolph LLP with the emphasis on registrants continuous improvement and effectiveness of corporate governance in compliance to Sarbanes-Oxley as a as a Non-Accelerated SEC filer. Suggestions were discussed by the audit committee in three separate meetings with the auditor and to the extent described here have been implemented. Each director was apprised and the suggestions presented to the whole Board with a number of recommendations acted upon. e.g. the retention of CFO Frank Benick on November 15, 2005

With the exception of Peter Katevatis Esq. Chairman CEO and outside counsel, John Matheu a contracted paid FDA consultant until April 6, 2006, Michael Engelhart Pres COO until April 23, 2006. None of the directors or their immediate families has ever had any direct relationship with registrant.

On review of D&O questionnaires submitted by complying directors, none either directly as an employee or as a partner, shareholder or officer of any organization that has a relationship with registrant have any relationship. No director of registrant is a director of a company or an affiliate in which any other director of MTC is a director.

Directors to date do not receive remuneration and do not participate in registrants, pension plans, share option or performance related pay programs

Details of MTC material service/consulting contracts and compensation payments are included herein either as narrative or as exhibits filed as part of the SEC SB-2 registration effective Jan. 12, 2005 (included herein in its totality by reference thereto) or if subsequent to January 12, 2005 have been filed with the SEC as exhibits, 8-K filings, Form 4's and related Form 5's.

MTC By-laws: any director who has been appointed by the Board of Directors since the previous annual general meeting of shareholders, either to fill a casual vacancy or as an additional director, holds office only until the next annual general meeting and then is eligible for re-appointment by the shareholders. The directors are subject to removal with or without cause by the Board of Directors or the shareholders.

The code of MTC business principles is available at MEDISCIENCETECH.com and is available on request, applies to all directors, officers and employees. Any breaches of the code are directed in writing to the Company Secretary who is obliged to raise the issue with the Board. During 2005 and up until February 28, 2006 there have been no breaches of the Code that have not been reported. No waivers have been put in place nor any amendments made to the Code.

Board Committees: see infra and also found on MTC web site MEDISCIENCETECH.com.


                                 Audit Committee

The Audit Committee met on 1 occasion in 2005 but has received and reviewed all 10-Q filings. (individual attendance is shown in parenthesis; The Committee, consisting entirely of independent non-executive directors, is chaired by John Kennedy (1). The other members of the Committee are Michael Kouvatas Esq. (1), William Armstrong (1) Mr Matheu was removed as an audit committee member upon entering into a paid consulting agreement with registrant April 6, 2005.

The Committee met on 4 occasions in 2004 consisting entirely of independent non-executive directors, was chaired by John Kennedy (4). The other members of the Committee were John Matheu (4), William Armstrong (4). The Chairman of the Committee reports orally to the Board and minutes of the meetings are circulated to all members of the Board as reflected in MTC quarterly SEC 10-Q filings

As a consequence of the preparatory work to satisfy and implement compliance within the provisions of the Sarbanes-Oxley Act, Management has identified certain internal control adjustments that were needed to effect reconciliations in prior years and has restated for these as disclosed in its SEC SB-2 registration filing with exhibits effective Jan. 12, 2005. These adjustments, when taken together, are indicators of a material weakness in the internal controls relating to US GAAS which management is in the process of re-mediating. In our opinion there have been no other changes in registrants internal control over financial reporting that occurred during the period covered by this 10-KSB Annual Report that has materially affected, or is reasonably likely to materially affect registrants internal control over financial reporting.

The principal activities of the Audit Committee during the year ended February 28, 2006 include consideration of the reports on the quarterly reports, interim and annual accounts; Consideration of the proposed changes to US GAAP brought to the attention of the committee by auditors and CFO Frank Benick; The Audit Committee has responsibility for: Monitoring the integrity of the Company's accounts, ensuring that they meet statutory and associated legal and regulatory requirements and reviewing significant financial reporting judgments contained; Monitoring announcements relating to the Company's financial performance; Monitoring and reviewing the effectiveness of the Company's internal audit function quarterly (10-Q) and annually (10-K); Making recommendations to the Board, regarding the appointment, re-appointment and removal of the external auditors, as appropriate; Approving the remuneration and terms of engagement of the external auditors; Monitoring and reviewing the external auditors' independence and the effectiveness of the audit process; developing policy for and pre-approval of the external auditors to supply non-audit services; Monitoring the effectiveness of internal financial controls; Reviewing the operation of the risk management process; and Reviewing arrangements by which staff may raise complaints against the Company regarding financial reporting or other matters.

                          Code of Business Principles:

The Board of Directors has adopted a Code of Ethics for all officers and directors which is available here and at MEDISCIENCETECH.com and is available on request. It applies to all Executive, Officers and Directors. There have been no waivers to any of the Code provisions nor any amendments made to the Code during 2005 or up to February 28, 2006 and/or the date of this 10-KSB 2006 SEC EDGAR filing.

These systems, including but not limited to a review of registrants approach to internal financial control, its processes, outcomes and disclosures; review of the reports from the auditors past and present on their professional and regulatory compliance in order to maintain independence and objectivity, including the possible rotation of partners; all which accord with within the provisions OF Sarbanes-Oxley Act"code" applicable to registrant as a Non-Accelerated SEC filer have been in place for Fiscal year ending Feb 28, 2006 and 2005 involving the identification, evaluation and management of key risks through business reviews by the Board; and the review by the Audit Committee of internal financial controls and the management process. These systems are to be reviewed annually by the Board.

It is important to advise that such systems are not providing absolute assurance against material misstatements or loss; these systems are designed to identify and manage those risks that could adversely impact the achievement of the MTC objectives.

The Chairman/CEO and Chief Financial Officer Frank Benick have evaluated the effectiveness of the design and operation of registrants disclosure controls and procedures as at February 28, 2006. Based upon, and as of the date of, that evaluation, they concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the SEC reports that MTC files and submits is recorded, processed, summarized and reported as and when required. Management will continue to refine the governance issues for compliance effectiveness in year 2006.


              Corporate Governance and Management's Responsibility


We, Peter Katevatis Chairman/CEO, John Kennedy Chairman Audit Committee, and Frank Benick CPA Chief Financial Officer, the Sarbanes compliant management of Mediscience Technology Corp., are responsible for the integrity and objectivity of the accompanying financial statements and related information. We are also responsible for ensuring that financial data is reported accurately and in a manner that facilitates the understanding of this data. We maintain a well-designed periodically reviewed system of internal accounting controls, encourage open, strong and effective corporate governance from our employees, consultants, executives. The Directors, continuously review business results and strategic choices and focus on financial stewardship. Our accountants and CFO monitor and critique our system of internal accounting controls designed to provide reasonable assurance material assets are safeguarded and that transactions and events are recorded properly. Our internal controls include self-assessments and reviews. During 2004 the Company invested significant time and cash resources (audit and legal review) addressing our internal control system, and our compliance obligations as a non-accelerated SEC filer (see SEC filed SB-2 130 pg. registration document effective Jan 12, 2005) in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We have concluded that our internal control over financial reporting was effective as of January 12, 2005 and continues so effective as of February 28, 2006. We have a systematic certification program and a yearly sworn D&O questionnaire required of all directors to ensure compliance with these policies at all employee levels. Our Audit Committee of the Board of Directors is composed of (2) independent directors with the financial knowledge and experience to provide appropriate oversight. We review internal control matters and key accounting and financial reporting issues with the Audit Committee on a regular basis including a quarterly 10-Q review and discussion meeting. In addition, the independent auditors, CFO and retained counsel may meet in private sessions with our Audit Committee to discuss the results of their work including observations on the adequacy of internal financial controls, the quality of financial reporting and confirmation that they are properly discharging their responsibilities and other relevant matters. Our Intent is to ensure that we maintain objectivity in our business assessments, constructively challenge the approach to business opportunities and issues and monitor our business results and the related controls. Our consolidated financial statements and financial data that follow have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based upon our best judgments. We are committed to present and discuss results of operations in a clear and transparent manner in order to provide timely, accurate and understandable information to our shareholders,


        In compliance with Section 404 of the Sarbanes-Oxley Act of 2002.


/s/  Peter Katevatis Esq., Chairman/ Chief Executive Officer


/s/  Frank Benick, Chief Financial Officer


/s/  John Kennedy, Chairman Audit committee

                                    PART 111

ITEM 9 Directors, Executive Officers, Promoters and Control Persons

              Our directors and executive officers are as follows:

      Name                        Age        Position
      ----                        ---        --------

Frank D. Benick, CPA, CVA          57        Chief financial Officer

Peter Katevatis Esq.               72        Chairman of the Board, Treasurer
                                             Chief Executive Officer
John M. Kennedy                    68        Director, Vice President, Secretary

William Armstrong                  89        Director

Michael Engelhart                  43        Director,
                                             President, Chief Operating Officer*

Michael N. Kouvatas                78        Director

John P. Matheu                     83        Director *

Each director holds office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the discretion of the Board of Directors.

No compensation has been paid to any individual for services rendered as a director.

Peter Katevatis has served as Chairman of the Board of Directors and Chief Executive Officer since 1993 and as a director since 1981. As of April 24, 2006 he has also assumed the role of interim President. Prior thereto from November 1983 until March 1996 Katevatis served as our President and Chief Executive Officer and from 1981 until his election as President and Chief Executive Officer in November 1983, Mr. Katevatis served as a Vice President. Mr. Katevatis was elected Treasurer of the Company in January 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, Pennsylvania and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's

Police and Fireman Retirement Pension Fund from 1989 to 1996 and served as a member of the State of New Jersey Investment Council from 1990 to December 1992. Mr. Katevatis is a member of the American Arbitration Association, serves as an arbitrator with the National Association of Security Dealers and is a member of the National District Attorney's Association and the New York Academy of Science.

John M. Kennedy currently serves as a Vice President, and Secretary of our company, and has been a director of the Company since 1982 and chairman of the audit committee since 2000. Mr. Kennedy served as Vice President since 1983, as Treasurer from 1984 to January 1996 and as Secretary since 1986. Mr. Kennedy is Chief Executive Officer of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994 when Core-States Bank purchased First Peoples Bank.

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

Michael Engelhart has served as our President and Chief Operating Officer and as a director since April 2003 (employment as President COO agreement April 23, 2003 to April 23, 2006 completed by its terms as of April 23, 2006). Mr. Engelhart remains as a director.

John P. Matheu served as a director July 1996 to May 2, 2006 (see 8-K filed May 8, 2006) and as a member of the audit committee from 2000 to April 6, 2005

Michael N. Kouvatas has served as a director since 1971 and as an independent member of the audit committee as of April 6, 2005. For the past 10 years, Mr. Kouvatas has been an attorney with offices in Haddonfield, New Jersey and is a principal in various business operations in the Southern New Jersey area.

There are no family relationships between any of our directors or executive officers.

         Board Committees: see MEDISCIENCETECH.com for full descriptions

The Board of Directors has six structured standing committees: Audit Committee, Committee on Corporate Governance, Compensation and Benefits Committee, Executive Committee, Finance Committee, and Committee on Public Policy and Social Responsibility. Members of the individual committees are named below:
Registrant is has retained a Chief Financial Officer with appropriate Sarbanes-Oxley credentialed experience.

                                                                                                                 Committee on
                            Committee on                                                                        Public Policy
                        Corporate Governance   Compensation and                                                   and Social
        Audit                                      Benefits             Executive              Finance          Responsibility
John Kennedy*           John Kennedy*         John Kennedy*        John Kennedy*         John Kennedy*         All directors
Michael Kouvatas        Peter Katevatis       Michael Kouvatas     Michael Kouvatas*     William Armstrong
William Armstrong       William Armstrong     Peter Katevatis*     Peter Katevatis       Michael Kouvatas
 (*) Chairperson

The Board has determined that John Kennedy is the audit committee financial expert. The Board, which is comprised of two independent directors, made a qualitative assessment of John Kennedy's and the other two member's level of knowledge and experience based on a number of factors, including their education and experience. The Audit Committee, its Charter is also available on the Company's website. MEDISCIENCETECH.com

The Committee on Corporate Governance is comprised of three directors two of which are independent. The Committee assesses the size, structure and composition of the Board and Board Committees and acts as a screening and nominating committee for candidates considered for election to the Board. The Committee, Its Charter is available on the Company's website. MEDISCIENCETECH.com

The Compensation and Benefits Committee, which is comprised of two independent directors, consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans. It makes recommendations on compensation generally, executive officer salaries, bonus awards and stock option grants, special awards and supplemental compensation. Its Charter is available on the Company's website. MEDISCIENCETECH.com

The Executive Committee which is comprised of two independent directors,
(3)-Peter Katevatis esq. CEO, Michael Kouvatas Esq. and John Kennedy chair of the Audit committee, act for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.

The Finance Committee, which is comprised of two independent directors, considers and makes recommendations on matters related to the financial affairs and policies of the Company, including capital structure issues, dividend policy, investment and debt policies, asset and portfolio management and financial transactions, all as necessary. Its Charter is available on the Company's website. MEDISCIENCETECH.com

The Committee on Public Policy and Social Responsibility, which is comprised of all directors, advises the Board and management on Company policies and practices that pertain to the Company's responsibilities and its obligations as a Bio-Medical company whose products and services, might affect health and quality of life around the world. Its Charter is available on the Company's website. MEDISCIENCETECH.com

Board and Board Committee Meetings

Since March 1, 2005 the Board of Directors met 3 times. Sept 8, 2005, March 28, 2006, and May 2, 2006 with all above committee members present. All incumbent directors attended 90 percent of the meetings of the Board and of the committees on which they served.

Compensation Committee Interlocks and Insider Participation: NONE

Independence of Directors

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits--or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," "business judgment" including those set forth in listing standards of the New York Stock Exchange as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of February 28, 2006 all directors are independent except Michael Engelhart, Peter Katevatis and William Armstrong. (see below)

ITEM 10 Executive Compensation

The following sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and
(ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended February 28, 2006.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation

                                                                                      Securities            All Other
                                                            Annual Compensation      Underlying
                                                                       Salary $      Options (#)        Compensation ($)
              Name and Principal Position                    Year

Peter Katevatis, Chairman, Interim Pres. and Chief           2006     $200,000          --                $67,671 (1)
Executive Officer                                            2005     $200,000          --                $70,055 (1)
                                                             2004     $200,000          --                $60,450 (1)

                                                             2006     $120,000          --                 $9,134 (2)
Michael Engelhart, President and Chief Operating             2005     $120,000          --                 $4,030 (2)
Officer*                                                     2004     $105,500          --                     --
                                                                            --                                 --

(1) Includes annual retainer of $50,000 for the provision of legal services, automobile expense of $ 5,292 and health insurance of $12,379 for 2006
(1) Includes annual retainer of $50,000 for the provision of legal services, automobile expense of $ 8,612 and health insurance of $12,043 for 2005
(1) Includes annual retainer of $50,000 for the provision of legal services, automobile expense of $774 and insurance of $9,676 for 2004;

(2)  Includes automobile expense of $1,730 and health insurance of $7,404 for
     2006
(2) Includes automobile expense of $710 and health insurance of $ 3,320 for 2005 * his employment contract as Pres COO terminated by its terms April 23, 2006

Employment Agreements

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

Michael Engelhart, our President and Chief Operating Officer, employment agreement with registrant terminated in total by its terms April 23, 2006.

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

              OPTION GRANTS/Executive Officers IN LAST FISCAL YEAR

The following tables show the number of shares subject to exercisable and un-exercisable stock options held by our executive officers as of February 28, 2006. The table also reflects the values of such options, which represent the positive spread between the exercise price of such options and $0.18 which was the closing price for our common stock on February 28, 2006 as reported by the OTC Bulletin Board.


                                Number Of
                                Securities         Percent of Total
                            Underlying Options    Options Granted to
          Name                   Granted              Employees          Exercise Price       Expiration Date
  ---------------------   ---------------------  --------------------   ------------------   ------------------
   Michael Engelhart*           1,800,000                100%                 $1.00               4/23/06

    Michael Engelhart            200,000                 100%                 $0.25               4/23/06


*Mr. Engelhart was granted a three-year option totally expired by its terms April 23, 2006 to purchase 200,000 shares of Common Stock at $0.25 per share pursuant to a stock option agreement dated April 23, 2003. He was granted a three-year option totally expired by its terms April 23, 2006 to purchase an aggregate of 1,800,000 shares of Common Stock at $1.00 per share which shall vest as to 600,000 shares when we have raised at least $5,000,000, $10,000,000 and $15,000,000, respectively, based upon our business plan, as to 380,000 shares when we have achieved certain critical milestones described in his employment agreement, or a combination thereof, pursuant to a stock option agreement dated April 23, 2003. Engelhart agreement of April 23, 2003 terminating by its terms on April 23, 2006 without the exercise or vesting of any contract options.

The market price on April 23, 2003, the date of grant of the option was $0.10 per share, which represents the mean between the closing price of our Common Stock on April 21, 2003 and the opening price on April 24, 2003 as reported on the OTC Bulletin Board. Our shares did not trade on April 22, 2003 or April 23, 2003.

                     UNEXERCISED OPTIONS AT FISCAL YEAR-END

                                              Number of Shares Underlying         Value of Unexercised In-The-Money
                 Name                       Unexercised Options at Year-End              Options at Year-End
       ---------------------------          -------------------------------       ---------------------------------
                                             Exercisable / Un-exercisable           Exercisable / Un-exercisable
                                            -------------------------------       ---------------------------------

          Michael Engelhart*                      200,000 / 1,800,000                         $ 0 / $ 0

 * Engelhart agreement of April 23, 2003 terminating by its terms on April 23, 2006 without the exercise or vesting of any contract options. We do not have any other form of compensation for officers and directors, including any pension, retirement, stock bonus or other compensation plan.

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


The Chairman is Dr. Robert R. Alfano* distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology. and a *principal stockholder and co-founder of the Company. He is also founder and President of Alfanix LTD a contract and equity associate of Registrant. He supervises the research and development of registrants cancer diagnostic technology and is principal investigator at CCNY. He presently directs the institute for Ultra fast Spectroscopy and Lasers and the Photonics Engineering Laboratories at City College. . In May 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultra fast phenomena. He received his B.S. and M.S. degrees in Physics from Farleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D in Physics from New York University in 1972. He directs scientists from CCNY and other institutions, including Memorial Sloan Kettering Medical Center, New York Hospital-Cornell Medical School, Hackensack University Medical Center and the Lawrence Livermore National Laboratory working to set up hospital programs evaluating optical imaging research for diagnosis. Dr. Alfano holds over 73 patents and has published over 600 papers. Dr. Alfano is a contracted paid consultant. (See infra)

Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue auto fluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles, papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April, 1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

Stephane Lubicz, M.D. Chief Medical Operating Officer FDA
                      ------------------------------

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

(3) CPT-11 project: Gynecologic Project. Finalization of project in gynecologic malignancies and selection of endometrial cancer project (a Phase II study

Clinical experience: 1969-1971 Rotating Externship, Brussels University Hospitals, Brussels, Belgium. 1971-1972 Rotating Internship, Brussels University Hospitals, Brussels, Belgium. 1972-1975 Residency, Obstetrics and Gynecology, Brussels University Hospital and Affiliated Hospitals, Belgium. 1975-1979. Residency, Obstetrics and Gynecology. The Jewish Hospital and Medical Center of Brooklyn, N.Y.1979-1981 Fellow, Gynecology

Oncology, Department of Obstetrics, Gynecology and Reproductive Sciences. Mount Sinai School of Medicine, New York, N.Y. 1981-1982 Attending Physician, Department of Obstetrics and Gynecology, Mount Sinai Hospital Medical Center of Chicago, Chicago, IL. 1981-1982. Assistant Professor, Rush Medical College, Chicago, IL.1981-1982. Director of Medical Education for Residents and Students, Rush Medical College, Chicago, IL.1982-1984 Full-time Attending, Department of Obstetrics, Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y.1982-1984 Assistant Director, Division of Gynecologic-Oncology, Department of Obstetrics & Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y.1982-1991 Instructor, Mount Sinai School of Medicine, New York, N.Y. 1982-1984 Assistant Attending, Department of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y. 1982-1984 Assistant Director, Gynecologic Oncology, Dept of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y 1985 to 1994-Pres Attending, The Mount Sinai Medical Center, New York, N.Y., LaGuardia Hospital, Queens, N.Y., Doctors Hospital, New York, N.Y. St. Vincent Hospital, New York, Syosset Community Hospital, L.I. St. Clare's Hospital, N.Y.C. 1995-1996 Director, Division of Gyn/Oncology St.Vincent's Hospital, N.Y 07/00-11/02Director of Oncology, Clinical development, Daiichi Pharma. Corp Montvale, New Jersey (Japan, Canada, Mexico and Europe)

CERTIFICATION: E.C.F.M.G., July 25, 1973, #202-214-3. Board Certified in Obstetrics and Gynecology, July 1977, Belgium., Board Certified in Obstetrics and Gynecology, November 1982, U.S.A., Board Certified in Gynecologic Oncology, December 1987., HIP Panel, Sub-Specialty Gynecologic Oncology, January 1988-June 1996.

The Scientific Advisory Board is paid a fee of $1,000 for each meeting attended.

Ronald Tygar

President and Chairman of RT Industries, a NASDAQ publicly held manufacturing and distribution Company specializing in Automobile brakes and automotive computer parts; Chairman of RT funding Corp., a New York State based mortgage lender; President and chairman of RT consultants advisory services in business development, corporate marketing, manufacturing and distribution operations. Mr. Tygar will counsel the Mediscience management team on matters pertaining to business development, corporate marketing, and manufacturing and distribution operations.

Jeremy Rosen DDS

Presents extensive Medical/Dental/Oral Health experience regarding FDA Clinical, structuring, management, and overview and expertise in the area of Dental/Oral applications of the Company's Technology. Dr. Rosen will be supporting/participating in management presentations seeking corporate funding and/or corporate relationships. Dr Rosen together with director William Armstrong have agreed to review registrants interest in oral cancer diagnostics.

 Item 11 Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 20, 2006 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:


            Name and Address of                        Number of Shares             Percentage Beneficially
              Beneficial Owner                    Beneficially Owned 5-20-06                 Owned
--------------------------------------------     ---------------------------        -----------------------
William W. Armstrong
P.O. Box 607
Tupper Lake, NY 12986                                     385,000 (1)                               .6%


Michael Engelhart*
161 North Franklin Turnpike Ramsey, NJ 07446                  -0- (2)                               -0-

Peter Katevatis
1235 Folkestone Way
Cherry Hill, NJ
08034                                                    9,816,343(3)                            15.7.0%

John M. Kennedy
802 Chestnut Avenue
Somerdale, NJ 08083                                      2,535,933(6)                               4.0%

Michael N. Kouvatas
27 Kings Highway
East Haddonfield, NJ 08033                                424,666 (4)                               .7%

John Matheu *
215 Longhill Drive
Short Hills, NJ 07078                                         -0- (5)                               -0-

All directors and executive officers as a                 13,161,942                              21.1%
group (7 persons)

------------------
*Represents less than 1%

(1) Includes 6,000 shares held by Mr. Armstrong's wife for which Mr. Armstrong disclaims beneficial ownership.

(2) Employment agreement terminated by its terms on April 23, 2006 no shares were issued or vested as of February 28, 2006

(3) Includes 6,217,357 (5,349,794 shares and 867,563 shares issued January 20, 2005 as correction, 50,499,149 shares subject to 17% anti-dilution right all issued pursuant to an anti-dilution agreement/resolution nunc pro tunc dated July 16, 2004 between the Board and Mr. Katevatis, and (ii) 1,416,667 shares issued at $0.25 in lieu of salary and fees for legal services rendered to us by Mr. Katevatis, (iii) 552,664 shares issued in connection with a salary reduction required by the terms of a private placement of our stock, and (iv) 398,167 shares received in a cashless exercise of a stock option. (total 2,367,498) (See Katevatis employment agreement for terms 10-K 2005 incorporated herein by reference thereto) (see SEC Form 5 filed March 2006 incorporated and made a part hereof) Excludes 200,000 shares owned by Mr. Katevatis daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership.

(4) Includes (i) 118,000 shares owned by Mr. Kouvatas's wife for which Mr. Kouvatas, disclaims beneficial ownership; and 40,000 shares currently in the estate of Mr. Kouvatas' son of which Mr. Kouvatas and his wife are beneficiaries. Includes restricted shares acquired by Mr. Kouvatas pursuant to the exercise of stock options, 6000 shares for which Mr. Kouvatas is custodian for three (3) of his children and 36,000 shares for which Mr. Kouvatas's daughter is custodian for her two children under the New Jersey Uniform Gift to Minors Act; and 30,000 shares registered in the names of each his children.

(5)  Includes 300,000 shares subject to a stock option at $1.50 per share

(6) Includes the issuance of a net of 1,833,333 restricted shares acquired by Mr. Kennedy pursuant to the exercise of stock options On December 13, 1985. The Company granted stock options at an exercise price of $0.25 per share to the following Officers and Directors in exchange for cancellation of certain of the Company's accrued indebtedness to such persons, portions of which were assigned as follows:
     Mr. Katevatis received options to purchase 4,400,000 shares (2,200,000 of which were assigned by Mr. Katevatis to Mr. Kennedy); and also includes 100,000 shares registered in the name of Mr. Kennedys wife.

                                      NOTES

NOTE 1 Board minute/action of July16, 2004 in support of historical contractual continual anti-dilution (JV) issuances to Peter Katevatis and Robert Alfano founders is incorporated in its entirety and made a part hereof. (see SB-2 SEC registration filing exhibits board minute resolution SB-2 shares held by Katevatis and Alfano. "RESOLVED, that the Corporation's agreement to issue, from time to time, additional shares of Common Stock to Katevatis such that the Katevatis Shares represent the Katevatis Anti-Dilution Percentage (17%) and the Alfano Shares represent the Alfano Anti-Dilution Percentage (4%) of the issued and outstanding shares of Common Stock, and is hereby unanimously ratified, confirmed and approved nunc pro tunc in all respects". All Katevatis Anti-dilution transactions reflected in FORM 4 and Form 5 Filings Katevatis SEC Form 4 filing dated 09/13/2004 Total shares issued as per his JV ant-dilution requirement 7, 717,292 (all SEC rule 144; legend) Katevatis SEC Form 4 filing dated 05/ 13/2005 Total shares issued to March 30, 2005 per his JV ant-dilution requirement 9,220,895 (all SEC rule 144 legend) Katevatis SEC Form 5 filing dated Feb 28,2006 Total shares issued to Feb 28,2006 per his JV ant-dilution requirement 9,332,558 (all SEC rule 144 legend)

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Katevatis is paid $50,000 for legal services rendered to us during each fiscal year. Mr. Katevatis received $50,000 for each of our fiscal years commencing in 1998 through 2004.

In July 2002, we entered into a month-to-month lease agreement with Peter Katevatis, our Chairman and Chief Executive Officer, for approximately 3,000 square feet for our corporate offices for which we pay no rent but have assumed the obligation to pay all taxes, maintenance, insurance, utilities and repairs relating to such premises. This agreement is still in effect.

Mr. Katevatis has agreed to forebear any and all collection action for accrued salary and fees including forgiveness of interest in exchange for the option of converting any such accrued salary and fees into our common stock at $0.25 per share. If we receive financing, Mr. Katevatis may elect to receive all or part of such accrued salary or fees in cash or common stock. As of February 28, 2006, accrued salary and fees amounted to $ 1,489,667for Mr. Katevatis.

On December 1, 1988, we acquired from Dr. Robert Alfano, a principal shareholder, all of the issued and outstanding stock of LDI including the "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence" patent in exchange for 1,500,000 shares of our Common Stock. LDI is under a continuing obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in such patent to Michelle Alfano, Dr. Alfano's daughter. As of February 28, 2006, accrued consulting fees amounted to $ 1, 232,818 for Dr Alfano

On August 1, 2004, registrant entered into a consulting agreement with John Matheu, a director, former member of the audit committee to April 6, 2005. Mr. Matheu provided management consulting services and was paid a monthly consulting fee of $4,166 and received an option to purchase 300,000 shares of Common Stock at $1.50 per share. The agreement terminated on April 6, 2006. * Matheu SEC form 5 filed dated April 19, 2006 reflects 25,000@$0.17 and 6,500 @ $ 0.20 shares disposed of as sales February 14, 2006. Mr. Matheu disclosed this transaction to the board on April 19, 2006. After an investigation was completed April 28,2006, he was removed for cause by majority board action on May 2, 2006.

On July16, 2004 Board minute/action in support of contractual anti-dilution (JV) issuances to co-founders Peter Katevatis and Robert Alfano is incorporated in its entirety and made a part hereof. (see SB-2 SEC registration filing effective Jan. 12, 2005 with exhibits including board minute resolution. Reported shares by the company's transfer agent, Registrar and transfer Co., on February 28, 2005 held by Peter Katevatis 8,921,525 and Robert Alfano 1,946,588 "RESOLVED, that the Corporation's agreement to issue, from time to time, additional shares of Common Stock to Katevatis such that the Katevatis Shares represent the Katevatis Anti-Dilution Percentage (17%) and the Alfano Shares represent the Alfano Anti-Dilution Percentage (4%) of the issued and outstanding shares of Common Stock, and is hereby ratified, confirmed and approved nunc pro tunc in all respects"

None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated there-under. All recipients had adequate access, through their relationships with us, to information about us.

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

Anti-dilution

The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, Mr. Katevatis exercised his right and requested the Company issue 579,173, 3,533,599 and 1,619,057 common shares respectively. Post February 28, 2006 Mr. Katevatis exercised his right and requested the Company issue 399,895 common shares.

The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the years ended February 28, 2006, February 28, 2005 and February 29, 2004, Dr. Alfano exercised his right and requested the Company issue 136,276, 627,302 and 71,557 common shares, respectively. Post February 28, 2006 Robert Alfano exercised his right and requested the Company issue 75,797 common shares.

In February 2004, we issued and sold to accredited investors in a private placement 60 shares of our convertible preferred stock which were converted into an aggregate of 6,000,000 shares of Common Stock on March 8, 2004, for an aggregate of $1,500,000 or $25,000 per share of our preferred stock.

On March 8, 2004, we issued 325,000 shares at $ .15 per share of Common Stock to Dr. Jeremy Rosen as compensation for Dr. Rosen's medical/ FDA clinical advisory services for a period from February 1, 2004 to February 1, 2005.

On March 8, 2004, we issued 1,400,000 shares of Common Stock at $.65 per share to RT Consulting Services Inc. as compensation for RT Consulting Services Inc.'s medical/FDA engineering, manufacturing, and financial advisory services from February, 2004 to February, 2008.

On May 5, 2004, we issued 200,000 shares of Common Stock at $ .65 per share to Chesterbrook Partners Inc. as compensation for Chesterbrook Partners Inc.'s public relation and shareholder advisory services for our 2004 fiscal year through February 28, 2005.

In August 2004, we (i) issued 100,000 shares of our Common Stock at $0.59 per share, and (ii) granted a warrant to purchase 100,000 shares of Common Stock at $2.00 per share, to Alan Moses under a consulting agreement pursuant to which Mr. Moses provided us with website management and design services.

In August 2004, we issued 200,000 shares of Common Stock at $0.59 per share for accounting services provided to us by Cust Dori and Benick CPA's.

In August 2004, we issued 55,556 shares of Common Stock at $0.59 per share for secretarial services provided to us by Marie Sten.

On August 1, 2004, we granted an option to purchase 300,000 share of Common Stock at $1.50 per share to Director John Matheu pursuant to a consulting agreement with the Company

In November 2004, we issued (i) 1,000,000 shares of Common Stock at $0.75 per share, and (ii) a six-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $3.00 per share to INFO TONICS IN connection with INFOTONICS FUNDING OF REGISTRANTS INGESTIBLE PILL (CPE) COLLABORATIVE research and development agreement.

November 29, 2005 agreement with Jeremy Rosen DDS for his active participation and oversight responsibility for a period of two years beginning December 2, 2005 to December 2, 2007 to include achieving FDA clinical submission in furthering an FDA Phase I approved Aero-digestive/Lucoplakia Cancer study begun by Dr. Stimpson Schantz at Sloan Kettering NYC for dental application potential in screening patients for Lucoplakia. Registrant issued as full compensation to Dr Rosen for the two year period 375,000 common restricted rule 144 shares valued at the closing price of $ .18 per share.

February 8, 2006 agreement with William Armstrong, Director, for his active participation with Dr Jeremy Rosen DDS for the period beginning February 6, 2006 to December 2, 2007 in achieving FDA clinical submission in furthering an FDA Phase I approved Aero-digestive/Lucoplakia Cancer study begun by Dr Stimpson Schantz at Sloan Kettering NYC for dental application potential in screening patients for Lucoplakia up to FDA clinical submission by registrant. Registrant issued as full compensation to Mr. Armstrong for the two year period 80,000 common restricted rule 144 shares valued at the closing price February 8, 2006 of $.25 cents per share.

April 1, 2006 agreement with Maurice Altshuler for investment of one hundred thousand ($100,000) dollars registrant issued 666,666 of Mediscience Technology Corp common shares all restricted per SEC Rule 144, $0.01 par value valued @ $ ..15 cents each and a five year Warrant expiring by its terms on April 1, 2011 to purchase 666,666 Mediscience Technology Corp common shares legend restricted per SEC Rule 144 at twenty five cents ($.25). a share.

ITEM 13 Principle Accountant Fees and Services

Fees for professional services provided by Morison Cogen LLP and Parente Randolph independent auditors in each of the last three fiscal years, in each of the following categories were:

Accounting Fee Disclosure:


                                         10-k/10-q          SB-2 Other

               Fiscal year 2006           42,539               -0-

               Fiscal year 2005           32,580              37,420

               Fiscal year 2004           35,250               -0-

Audit fees include fees associated with the annual audit and 10-Q reviews required. Audit-related fees principally relate to the successful Reg. D Private Placement Memorandum $1.5 Million raise and the filing of an MTC SB-2 registration document deemed SEC effective Jan 12, 2005.


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

10.35 Consultant Agreement between registrant and R&T consulting Inc dated February 1, 2004

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

(33) Filed as exhibits A, B, C, D, and E to Registrant's current report dated March 13, 2003.

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

(42) 8-K Report, dated May 6, 2004 Registrant executed a Project Agreement with the Research Foundation City University of New York (RFCUNY), effective May 7, 2004

(43) 8-K Report dated February 20, 2004 Peter Katevatis Chairman/ CEO, of Registrant, "announced the State of New York approval the formation of subsidiary "MEDIPHOTONICS DEVELOPMENT LLC" as of February 20, 2004.

(44) 8-K Report dated February 18, 2004: "Change in Articles of Incorporation" February 17, 2004 the Board of Directors by unanimous written consent increased authorized common shares from 40,000,000 to 200,000,000. per Section 14A:5-6 Corporation, General, of the State of New Jersey Statutes.

(46) 8-K Report dated February 2, 2004 registrant completed 1.5 Million private placement of Mediscience non-interest bearing Convertible Preferred, with individual dollar investment at no less than $25,000 for each of 60 shares each convertible into (100,000 shares of MTC common. at $.25 cents per share). On conversion of all CP shares a six (6) million common shares. will be issued.

(47) 8-K Report dated: December 4, 2003 Mediscience Technology Corp. qualified by FDA for reduced or waived fees and expedited 3rd Party review process on its medical device 510K submissions

(48) 8-k Report dated: December 4, 2003 registrant secures exclusive World-Wide license to US molecular imaging patent applications, expected to extend core technology additional 17+ years,

(49) 8-K Report dated June 4, 2003 registrant "announced the State of Delaware approval and formation of subsidiaries "PROSCREEN, LLC" as of (June 3, 2003) and Photonics for Woman's Oncology LLC. as of (February 27, 2003.

(50) 8-K report dated February 26, 2005 registrant announced notice of resignation from Parente Randolph LLC effective February 28, 2005. (Item 4.01 Changes in Registrant's Certifying Accountant.)

(51) 8-K report dated March 14, 2005 registrant announced it engaged auditors Cogan Sklar LLP for professional auditing services 10-K for the year ended February 28, 2005. (Item 4.01 Changes in Registrant's Certifying Accountant).

(52) 8-K report dated Nov. 17, 2003--Registrant agreement dated April 1, 2005 with (RF-CUNY) to modify and integrate the Company's CD-Ratiometer(TM) and CD-Map(TM) to couple a micro-endscope for molecular fluorescence measurements of breast ducts. Agreement filed as Exhibit 99.1

(53) 8-K Report dated January 27, 2005 registrant announced its consultant research and development agreement dated January 21, 2005 by and between the Registrant and Dr. Julian Kim of the Cleveland Clinic.

(54) Registrant announced SB-2 SEC registration 333-117820 declared effective January 12, 2005 dated December 21, 2004 for 8,075,000 shares. On March 8, 2004, the Company converted 60 shares of its preferred stock into 6,000,000 shares of its common stock.

(55) 8-KA Report dated December 9, 2004 amended and restated employment agreement dated December 9, 2004 between registrant and Michael Engelhart to clarify the original intent with respect to the original employment agreement and the instruments issued to eliminate ambiguities, inconsistencies.

(56) 8-K December 9, 2004 Medi-Photonics Development LLC its New York Subsidiary announced on December 8, 2004 the completion of deveplopment of its optical biopsy "CANCER DIAGNOSTIC RATIOMETER"(TM) and submission to the FDA of pre-IDE briefing materials

(57) 8-K November 9, 2004 Agreement between Mediscience Technology Corp. New York subsidiary Medi-Photonics LLC and Infotonics Technology Center, for the development of ("The MTC Compact Photonic Explorer (CPE) project, a four-year multidisciplinary/multi-institutional effort to develop miniature devices that use light to remotely monitor the health of various environments. The text of this agreement is filed as Exhibit 99.1

(58), Code of Ethics

(59) Corporate Governance and Management Responsibilities

(60) EXHIBITS from Item 27 SB-2 effective Jan 12, 2005 Incorporated by reference hereto

(61) 8-K On April 3, 2006 Mediscience Technology, Corp. (OTCBB:MDSC.OB) announced The Food and Drug Administration on March 29, 2006 approved as a "Non-significant risk device study the Company's multi-center pilot study to establish the safety and parameters of efficacy of its proprietary Optical Biopsy Device (CD-R) for cancer detection of the cervix preliminary to a pivotal study"

(62) 8-KA AMENDED on May 18, 2006 Alfanix agreement filed as 99.1

Exhibit
Number      Description
------      -----------

3.1         Restated Certificate of Incorporation, dated December 9, 2004.

3.2         By-laws

4.1 Letter Agreement, dated November 15, 2001 between us and Chesterbrook Partners Inc. (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-3, dated July 30, 2004 ("Form S-3")).

4.2 Stock Purchase Warrant, dated November 15 2001, issued by us to Chesterbrook Partners Inc. to purchase 100,000 shares at an exercise price of $0.25 (incorporated herein by reference to Exhibit 4.2 to the Form S-3)

4.3 Stock Purchase Warrant, dated November 15, 2001, issued by us to Chesterbrook Partners Inc. to purchase 50,000 shares at an exercise price of $0.25 (incorporated herein by reference to Exhibit 4.3 to the Form S-3)

4.4 Stock Purchase Warrant, dated November 15 2001, issued by us to Chesterbrook Partners Inc. to purchase 50,000 shares at an exercise price of $0.25 (incorporated herein by reference to Exhibit 4.4 to the Form S-3)

4.5 Assignment of Stock Purchase Warrant, dated December 3, 2001 and June 21, 2002, to purchase 100,000 shares at an exercise price of $0.25 from Chesterbrook Partners Inc. to William Baker (incorporated herein by reference to Exhibit 4.5 to the Form S-3)

4.6 Assignment of Stock Purchase Warrant dated December 21, 2001, to purchase 50,000 shares at an exercise price of $0.25 from Chesterbrook Partners Inc. to Lawrence B. Elgart (incorporated herein by reference to Exhibit 4.6 to the Form S-3)

4.7 Consulting Agreement, dated April 1, 2004, between us and Chesterbrook Partners Inc. (incorporated hereinby reference to Exhibit 4.7 to the Form S-3)

4.8 Consulting Agreement, dated February 1, 2004, between us and Jeremy Rosen (incorporated herein by reference to Exhibit 4.8 to the Form S-3)

4.9 Consulting Agreement, dated February 1, 2004, between us and Consulting Services Inc. (incorporated herein by reference to Exhibit 4.9 to the Form S-3)

4.10 Form of Subscription Agreement between us an each of the Selling Shareholders which participated in the Private Placement (incorporated herein by reference to Exhibit 4.10 to the Form S-3)

5    Opinion of Peter B. Hirshfield, Esq.

10.1 Agreement, dated as of June 10, 2002, between us and RFCUNY

10.2 Project Agreement, dated as of May 1, 2004, between Medi-Photonics and RFCUNY (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report for the quarter ended May 31, 2004 on Form 10-QSB/A ("Form 10-QSB/A"))

10.3 Consulting Agreement between us and John Matheu, dated August 1, 2004

10.4 Consulting Agreement between us and Robert Alfano, dated April 21 1992, (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended February 28, 1993)

10.5 Employment Agreement between us and Peter Katevatis, dated March 5, 1992

10.6 Amended and Restated Employment Agreement between us and Michael Engelhart, dated December 9, 2004 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated December 10, 2004 ("December 2004 Form 8-K"))

10.7 Nonqualified Stock Option Agreement, dated as of April 23, 2003, between us and Michael Engelhart (incorporated herein by referred to Exhibit 99.1 to our December 2004 Form 8-K)

10.8 Incentive Stock Option Agreement, dated December 9, 2004, between us and Michael Engelhart (incorporated herein by reference to Exhibit 99.1 to our December 2004 Form 8-K)

10.9 Anti-Dilution Agreement between us and Peter Katevatis, dated July 19, 2004 (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB/A)

10.10 Anti-Dilution Agreement between us and Robert Alfano, dated July 19, 2004 (incorporated herein by reference to Exhibit 10.2 to Form10-QSB/A)

10.11 Agreement between us and Peter Katevatis, dated October 1, 2004 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report for the quarter ended August 31, 2004 on Form 10-QSB ("Form 10-QSB"))

10.12 Agreement between us and Robert Alfano, dated October 1, 2004 (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB)

10.13 Lease Agreement between us and Peter Katevatis, dated July 25, 2002

10.14 1999 Incentive Stock Option Plan (incorporated herein by reference to Appendix B-1 to our Definitive Proxy Statement on Schedule 14C as filed with the SEC on January 23, 2004 ("Schedule 14C")) 10.15 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated herein by reference to Appendix B-1 to the Schedule 14C)

10.15 Collaborative Research and Development Agreement, dated November 11, 2004, by and between Infotonics Technology Center Inc., Medi-Photonics and us (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated November 12, 2004)

10. 16       Alfanix agreement dated March 3, 2006 with Registrant
10. 17       Syracuse University report March 31, 2006
10. 18       FDA approval letter of March 29,2006

ITEM 15 SUBSEQUENT EVENTS

March 4, 2006 per Registrant /Alfanix m Ltd. (private company) agreement dated March 3, 2006 (see 8-KA dated May 18, 2006 exhibit 99.1) registrant issued 500,000 common restricted rule 144 shares valued at the closing price March 4, 2006 at $ 0.17 in exchange of 10,000 shares plus a 3 year warrant (expires March 3, 2009 to purchase 240,000 Alfanix common at $2.00 per share " Alfanix will contractually assist Mediscience, on a best effort basis, in supervising the construction of FDA-required CD-R units, and improving the present algorithms by testing the CD-R unit and developing algorithms in the Dominican Republic, and other jointly approved Latin American Countries (e.g. Ecuador and Mexico) as sampling zones for the examination of women with cervical cancer on registrant approved budgets.


March 15, 2006 per agreement with Chesterbrook Partners extending advisory relationship to February 29, 2007 registrant issued 272,000 of Mediscience Technology Corp common shares all restricted per SEC Rule 144, $0.01 par value valued @ $ 0.16 each. May 16 2006 registrant issued an additional 100,000 of Mediscience Technology Corp common shares all restricted per SEC Rule 144, $0.01 par value valued @ $ 0.16 each. as agreed to consideration for through February 29, 2007 properly reflecting 372,000 Shares of registrant as SEC restricted Rule 144 Common. This issuance of May 11, 2006 of 100,000 shares corrected the shares that were to be issued March 15, 2006.

March 29, 2006 Registrant received FDA approval as a non-significant risk (NSR) device study, its submitted protocol for a pilot study for the C-D Ratiometer entitled "A Multicenter Pilot study to establish the Safety and Parameters of Efficacy of an Optical Biopsy Device (CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study."

April 1, 2006 agreement with William Baker to issue registrants common shares restricted Rule 144, $ 0.01 par value in (5) five separate monthly transactions of $20,000 each totaling one hundred thousand ($100,000) dollars starting May 1, 2006 ending September 1, 2006. Purchase price based on the Market closing offer on the business day preceding the 1st day of the month, but in no event more than $.15 cents per share. All shares of unregistered MTC common received by Mr. Baker carry one conditional warrant per share to purchase one additional share at twenty five cents ($.25) of registrants common shares restricted per Rule 144. All said warrants expire by their terms on September 1, 2011. It is an agreed and absolute Condition Precedent to the exercise of any of said warrants that registrant has received a total of $100,000 on or before September 1, 2006. On May 10, 2006 Mr. Baker was issued 266,000 of registrants common shares restricted Rule 144, $0.01 par value for May and June payments of $20,000 valued @ $.15 cents each.

April 1, 2006 agreement with Maurice Altshuler to issue registrants common shares restricted Rule 144, $0.01 par value in exchange of one hundred thousand ($100,000) dollars, purchase price based on $.15 cents per share. All shares of unregistered MTC common received by Mr. Altshuler carry one conditional warrant per share to purchase one additional share at twenty five cents ($.25) of registrants common shares restricted per Rule 144. All said warrants expire by their terms on April 1, 2011. On May 10, 2006 Mr. Altshuler was issued 666,666 of registrants common shares restricted Rule 144, $0.01 par value, valued @ $.15 cents each.

April 14, 2006 Stephane Lubicz, M.D. Chief Medical Operating Officer FDA per his agreement dated April 1, 2005 received 93,000 shares of registrants common valued at $ 0.15 in exchange of services related to FDA oversight.

April 23, 2006 Michael Engelharts three year employment agreement April 23, 2003 to April 23, 2006 ended (his employment contract is part of and an attachment to Registrants SEC 10-K 2003 page 44 herein incorporated by reference. CEO, Chairman Katevatis assumed the interim role of President April 24, 2006 and Dr Stefane Lubitcz assumed the title of Chief Medical Operations Officer (CMOO) as of February 28, 2006 consistent with his on-going FDA responsibilities (See 8-K filed April 9, 2005 "Registrant has engaged Dr.Lubicz as an consultant for protocol development for hospital work, oversee/ review the FDA protocol write-up and assemble doctors and hospitals for the required FDA clinicals
Exhibit 99.1)

May 18, 2006 US patent disclosure 60/725,670 filed Sept 29, 2005
"Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" contractually acquired by Registrant from RFCUNY and Dr Alfano inventor.

May 22, 2006 Registrant in support of its present FDA approved March 29, 2006 pilot clinicals entered into a month to month CD-Ratiometer (CDR) agreement beginning June 1, 2006 with IUSL /CUNY CAT staff for specific tasks to be performed e.g. on-going product design review, software enhancements, product functionality, and up-grading of manual materials in accordance with FDA criteria. Registrant's monthly costs will be supplemented with matching funds from the NY state CAT.

June 10, 2006 Registrant and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10,000,000 on terms favorable to registrant's shareholders and providing for a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester NY - the "Compact Photonic Explorer" (CPE). The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character.

                        POWER OF ATTORNEY AND SIGNATURES

We the directors are also responsible for the maintenance of MTC's system of internal financial controls: designed to give reasonable assurance that proper procedures exist for the maintenance of adequate accounting records, safeguarding assets of MTC and preventing and detecting fraud and other irregularities. The Company has identified and documented minimum internal financial control Standards as a non-accelerated SEC filer, working with our accountants and auditor to continue to review "Corporate Governance" for improvement. Project budgets are prepared with oversight of our CFO Frank Benick submitted to the Chairman/CEO Peter Katevatis and approved by the directors. MTC operates a system of regular daily reporting between the executive officers including revised project budget forecasts. Business risks are identified and monitored on a regular basis. The Company operates a monthly internal reporting function with our accountants and CFO to implement the adequacy and compliance of internal financial controls and systems. This monthly internal accounting provides independent document access and preparation of our 10-Q'report to the Auditor quarterly and 10-KSB annually with conferencing the Audit Committee and the auditor to review the operation and effectiveness of our internal financial controls on a quarterly and annual basis

We, the undersigned officers and directors of Mediscience Technology Corp. hereby severally constitute and appoint Peter Katevatis Esq., our true and lawful attorney, with full power to sign for us and in our names in the capacities indicated below, any amendments to this report on form 10-KSB, and generally to do all things in our names and on our behalf in such capacities to enable Mediscience Technology Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


 SIGNATURE          June 14, 2006                     TITLE

ss/ Peter Katevatis                    Director, Board Chairman/CEO, Treasurer
-------------------------
Peter Katevatis, Esq.

ss/ William Armstrong                  Director
-------------------------
William Armstrong

ss/ John Kennedy                       Director, Secretary
-------------------------
John Kennedy

ss/ Michael Kouvatas                   Director
-------------------------
Michael N. Kouvatas, Esq.

ss/ Michael Engelhart                  Director
-------------------------
Michael Engelhart

ss/ Frank D. Benick                    Chief Financial Officer
------------------------
Frank D. Benick, CPA, CVA