Form 10QSB
period 2006-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2006-07-12
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended May 31, 2006                    Commission File Number  0-7405

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

(Registrant's telephone number, including area code) 215-485-0362
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2006.

    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------

Common Stock, par value                                               61,825,121
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  MAY 31, 2006
                                  ------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet as of May 31, 2006 (Unaudited)          1
          and February 28, 2006 (Audited)

          Consolidated Statement of Operations for the Three Months
          Ended May 31, 2006 (Unaudited) and May 31, 2005 (Unaudited)        2

          Consolidated Statement of Changes in Stockholders' Deficit
          for the Three Months Ended May 31, 2006 (Unaudited)                3

          Consolidated Statement of Cash Flows for the Three Months
          Ended May 31, 2006 (Unaudited) and May 31, 2005 (Unaudited)        4

          Exhibit to Consolidated Statement of Operations                    5

          Notes to Financial Statements                                     6-11

Item 2.   Management's Discussion and Analysis and Plan of Operation       12-16

Item 3.   Controls and Procedures                                            17

PART II.  Other Information                                                18-19

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures                                                         20

          Exhibit Index                                                    21-22

          Exhibits                                                         23-25

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                          May 31,       February 28,
                                                                           2006             2006
                                                                        (Unaudited)       (Audited)
                                                                        ------------    ------------

CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                         $    164,239    $    136,635
      Prepaid Expenses and Other Current Assets                                1,133           4,031
                                                                        ------------    ------------
           Total Current Assets                                              165,372         140,666

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $205,451 -                               1,871           2,107
        May 31, 2006; $205,215 - February 28, 2006

OTHER ASSETS - Security Deposit                                                1,800           1,800
------------
             - Deferred Costs                                              1,117,098       1,114,682
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  1,286,141    $  1,259,255
------------                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable                                                  $     25,096    $     29,204
      Accrued Liabilities                                                  3,249,318       3,123,458
                                                                        ------------    ------------
                                                                           3,274,414       3,152,662
                                                                        ------------    ------------
           Total Current Liabilities

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares                  --              --
         Authorized; Issued and Outstanding -0- Shares -May 31, 2006;
         -0- Shares - February 28, 2006
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding Shares - 61,825,121 Shares            618,252         595,540
        May 31, 2006; 59,553,893 Shares - February 28, 2006
      Additional Paid-in Capital                                          24,733,980      24,462,292
      Accumulated Deficit                                                (27,340,505)    (26,951,239)
                                                                        ------------    ------------
           Total Stockholders' Deficit                                    (1,988,273)     (1,893,407)
                                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $  1,286,141    $  1,259,255
-----------------------------------------                               ============    ============


                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                 THREE MONTHS
                                                 ------------
                                             2006            2005
                                             ----            ----

    Net Sales                            $         --    $         --

    Cost of Sales                                  --              --

          Gross Profit                             --              --

    General and Administrative Expense        287,612         454,114
    Product Development Expense               102,604          79,719
                                         ------------    ------------
                                              390,216         533,833
                                         ------------    ------------
          Total Expenses

    Other Income                                  950           4,080
                                         ------------    ------------

    Net Loss                             $   (389,266)   $   (529,753)
                                         ============    ============

    Basic and Diluted Loss Per Common
       Share                             $     (0.006)   $     (0.009)
                                         ============    ============

    Weighted Average Common Shares
       Outstanding                         60,959,243      58,347,021
                                         ============    ============

                 See Notes to Consolidated Financial Statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------
                     FOR THE THREE MONTHS ENDED MAY 31, 2006
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------


                                           Preferred Stock                Common Stock           Additional
                                           ---------------                ------------           ----------
                                                                                                   Paid-In       Accumulated
                                                                                                   -------       -----------
                                        Shares         Amount         Shares         Amount        Capital         Deficit
                                        ------         ------         ------         ------        -------         -------

BALANCE, FEBRUARY 28, 2006                     --  $          --     59,553,893  $     595,540  $  24,462,292   $ (26,951,239)

      Issuance of Stock for
        Future Consulting Services                                      872,000          8,720        130,800

    Issuance of Stock -
      Anti-dilution Rights                                              373,562          3,735         (3,735)
    Issuance of Stock -
      For Cash                                                          932,666          9,327        130,673
    Issuance of Stock -
      Consulting Services                                                93,000            930         13,950

    Net Loss                                                                                                         (389,266)
                                    -------------  -------------  -------------  -------------  -------------   -------------

BALANCE, MAY 31, 2006                          --  $          --     61,825,121  $     618,252  $  24,733,980   $ (27,340,505)
                                    =============  =============  =============  =============  =============   =============



                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                      2006        2005
                                                                      ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net Loss                                                    $(389,266)   $(529,753)

      Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:
           Depreciation                                                 236           64
           Amortization of Deferred Costs                           137,104      254,226
           Stock Issued for Consulting Services                      14,880           --
                                                                  ---------    ---------

           Subtotal                                                (237,046)    (275,463)

      Changes in Assets and Liabilities
           Decrease in Prepaid Expense and Other Current Assets       2,898        2,719
           (Decrease) Increase in Accounts Payable                   (4,108)     (70,130)
           (Decrease) Increase in Accrued Liabilities               125,860      (86,528)
                                                                  ---------    ---------

                Net Cash Used in Operating Activities              (112,396)    (429,402)
                                                                  ---------    ---------

CASH FLOWS  FROM INVESTING ACTIVITIES                                    --           --
-------------------------------------                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds From Issuance of Common Stock                        140,000      275,000
      Decrease in Officer Loans                                          --      (31,542)
                                                                  ---------    ---------
                Net Cash Provided by Financing Activities           140,000      243,458

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     27,604     (185,944)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                             136,635      934,212
                                                                  ---------    ---------
      Ending Balance                                              $ 164,239    $ 748,268
                                                                  =========    =========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
      ACTIVITIES:
      -----------
    Common Stock Issued for Future Services                       $ 139,520    $ 525,040
                                                                  =========    =========
    Common Stock Issued - Anti - Diluting Rights                  $   3,735    $   3,948
                                                                  =========    =========
    Common Stock Issued - Previously Subscribed                   $      --    $ 250,000
                                                                  =========    =========
    Common Stock Issued - Cancellation of Debt                    $      --    $   3,667
                                                                  =========    =========


                 See Notes to Consolidated Financial Statements

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------


                                           Three Months Ended May 31, 2006
                                      -----------------------------------------

                                           Net     Weighted Average  Per Share
                                           ---     ----------------  ---------
                                          Loss    Shares Outstanding   Amount
                                          ----    ------------------   ------

Basic/diluted loss per common share:

Net Loss                              $   (389,266)    60,959,243  $     (0.006)

      Effect of dilutive securities             --             --            --
                                      ------------   ------------  ------------

      Total                           $   (389,266)    60,959,243  $     (0.006)
                                      ============   ============  ============


                                           Three Months Ended May 31, 2006
                                      -----------------------------------------

Basic/diluted loss per common share:

Net Loss                              $   (529,753)    58,347,021  $     (0.009)

      Effect of dilutive securities             --             --            --
                                      ------------   ------------  ------------

      Total                           $   (529,753)    58,347,021  $     (0.009)
                                      ============   ============  ============



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

The consolidated financial statements as of and for the three month periods ended May 31, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

         Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123R effective March 1, 2006 had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006 and there were no employee stock options issued during the current and prior fiscal three months ended May 31, 2006 and 2005. Future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

4.       Deferred Costs

During the three months ended May 31, 2006, the Company issued 872,000 fully vested restricted shares of its common stock at a value of $.16 per share (the closing price of the Company's common stock on the date of issuance) amounting to $139,520 to two consulting groups in exchange for services rendered to be rendered, over a period of 12-36 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding. These costs have been capitalized and will be recognized on a straight-line basis over the life of the agreements. Expected future amortization of all deferred costs is as follows:

               Nine Months Ending          February 28, 2007         $394,104

                  Year Ending              February 28, 2008          444,963

                  Year Ending              February 29, 2009          177,484

                  Year Ending              February 28, 2010          100,547

5.       Other Loans

In November 2004, the Company entered into a $200,000 promissory note agreement with the Olive Cox

Sleeper Trust. The agreement provided for interest at 11% and a maturity date of November 18, 2006. Accrued interest was due and payable on January 15, 2005, January 15, 2006 and the maturity date. After the maturity date, unpaid principal and accrued interest on the promissory note bear interest at 15%. In November and December 2004, the Company entered into promissory note agreements totaling $150,000 with two individuals. The agreements provided for interest at 5% and a maturity date of November 18, 2006. Accrued interest was due and payable on January 15, 2005, January 15, 2006 and the maturity date. After the maturity date, unpaid principal and accrued interest on the promissory note bear interest at 7%. In January 2005 the Trust and two individuals converted a total of $350,000 of promissory notes into 700,000 shares of the Company's common stock. In March 2005 related accrued interest of $3,667 was converted into 7,334 shares of the Company's common stock.

6.       Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $12,500 for the three months ended May 31, 2006 and 2005. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $4,662 and $6,164 for the three months ended May 31, 2006 and 2005, respectively.

On April 23, 2003, the Company entered into a three-year employment agreement with Mr. Michael Engelhart. Pursuant to the terms of the agreement, Mr. Engelhart became President and Chief Operating Officer of the Company and is to be paid $120,000 per annum. Mr. Engelhart was also granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 200,000 shares and at an option price of $1.00 per share for the remaining 1,800,000 shares. Mr. Engelhart's ability to exercise the 1,800,000 options is subject to a series of milestones described in his employment agreement. Non-cash compensation expense related to the grant of 200,000 options amounted to $70,000 in 2004. On April 23, 2006, Mr. Engelhart's employment contract expired and he forfeited all of the stock options.

On August 1, 2004, the Company entered into a thirteen month consulting agreement with John Matheu, a Director and member of the Board of Directors, pursuant to which Mr. Matheu will provide management services to the Company. Mr. Matheu will be paid a monthly consulting fee of $4,166 during the term of the agreement and received an option to purchase 300,000 shares of common stock at $1.50 per share. Mr. Matheu's ability to exercise these options is subject to a series of milestones described in his consulting agreement.

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick, as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and receive an option to purchase 300,000 shares of common stock at $1.00 per share.

7.       Accrued Liabilities

Accrued liabilities consist of the following:

                                               May 31,    February 28,
                                                2006          2006
                                                ----          ----

            Legal and professional fees      $  208,882   $  203,382

            Consulting and university fees    1,316,914    1,276,414

            Salaries and wages                1,614,667    1,542,667

            Other                               108,855      100,995
                                             ----------   ----------

                       Total                 $3,249,318   $3,123,458
                                             ==========   ==========

Included in legal and professional fees as of May 31, 2006 and February 28, 2006 is $53,458 and $55,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of May 31, 2006 and February 28, 2006 is $1,273,318 and $1,232,818, respectively, owed to Dr. Alfano, a principal stockholder and Chairman of the Company's scientific advisory board, with respect to his consulting agreement.

Included in salaries and wages as of May 31, 2006 and February 28, 2006 is $1,539,667 and $1,489,667 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of May 31, 2006 and February 28, 2006 is $60,000 and $42,500, respectively, owed to Mr. Engelhart with respect to his employment agreement.

Included in salaries and wages as of May 31, 2006 and February 28, 2006 is $15,000 and $10,500, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

8.       Stockholders' Deficit

         Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2006, the Company issued 315,645 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. As of May 31, 2006, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2006, the Company issued 57,917 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights. It was subsequently discovered that 1,717 shares were issued in error and will be returned during the next fiscal quarter ended August 31, 2006. In connection with the issuance of these shares, the Company capitalized only the stock's par value, from additional paid in capital because of the Company's accumulated deficit.

         Common Stock Issued for Services

During April 2006, the Company issued 93,000 restricted shares of its common stock with a value of $14,880 to a consultant in exchange for professional services. The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company's common stock on the date of issuance).

         Common Stock Issued for Future Services

During March 2006, the Company issued 500,000 restricted shares of its common stock with a value of $80,000 to a consulting company in exchange for services to be rendered over a period of approximately three years. The transaction was recognized based on the fair value of the shares issued. These services will consist of ongoing consultation in the construction of eight CD-Ratiometer units.

During March and May 2006, the Company issued a total of 372,000 restricted shares of its common stock with a value of $59,520 to a consulting group in exchange for services to be rendered over a period of 12 months. The transaction was recognized based on the fair market value of the shares issued.

         Common Stock Issued for Cash

In connection with the issuance of common stock during the three months ended May 31, 2006, the Company issued 932,666 restricted shares of its common stock for cash proceeds of $140,000. In connection with the above issuance, the Company granted warrants to purchase 932,666 shares of common stock at $.25 per share. The warrants expire between April and September 2011.

9.       Stock Options and Warrants

      Stock Options

Activity related to stock options during the three months ended May 31, 2006 is as follows:


                                                    Exercise         Weighted
                                                    --------         --------
                                                      Price          Average
                                                      -----          -------
                                      Shares          Range       Exercise Price
                                      ------          -----       --------------

Outstanding, February 28, 2006       2,700,000   $ 0.25 - $ 2.00   $       1.04
                                            --
      Granted

      Exercised                             --

      Forfeited                     (2,000,000)  $ 0.25 - $ 1.00
                                    ----------
Outstanding, May 31, 2006              700,000   $ 1.00 - $ 2.00   $       1.36
                                    ==========

On April 23, 2006, Michael Engelhart's contract expired and as a result he forfeited all of his stock options.

         Stock Warrants
         --------------

Activity related to stock warrants during the three months ended May 31, 2006 is as follows:

                                                                  Exercise
                                                                  --------
                                            Shares                  Price
                                            ------                  -----
                                           Available                Range
                                           ---------                -----

Outstanding, February 28, 2006              4,600,000          $ 0.25 - $ 3.00

      Granted                                 932,666          $ 0.25

      Exercised                                   --

      Forfeited                                   --
                                           ---------
Outstanding, May 31, 2006                  5,532,666           $ 0.25 - $ 3.00
                                           =========

In connection with its issuance of 932,666 of common stock for cash during the three months ended May 31, 2006, the Company granted warrants to purchase 932,666 shares of common stock at $.25 per share. The warrants expire between April and September 2011.

                       Managements Discussion and Analysis

  Three Months Ending May 31, 2006 Compared to Three Months Ending May 31, 2005

Revenues
--------

We had no revenues during our three months ending May 31, 2006 ("2007 fiscal year) and May 31, 2005 ("2006 fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses decreased approximately $167,000 or 37% during the current three month period ended May 31, 2006 as compared to our prior three month period ended May 31, 2005. This decrease is the net of both increases and decreases in key general and administrative expense categories. Included in the decrease in general and administrative expenses is a decrease in consulting costs, approximating $132,000 during the current three month period when compared to the prior three month period. The decrease was partly comprised of approximately $93,000 of deferred costs amortized as an expense, as compared to approximately $200,000 of deferred costs amortized as an expense in the prior three month period, resulting in a decrease of $107,000. The overall decrease in consulting costs was complimented by a decrease of $25,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. Advertising, travel and marketing decreased approximately $19,000 in the current three month period when compared to the prior three month period. In the prior three month period, the Company was very active in pursuing the establishment of co-promotional arrangements for the marketing, distributing, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives. Included in the decrease in general and administrative expenses is a decrease in professional fees approximating $10,000 during the current three month period when compared to the prior three month period. In the prior period, the Company had incurred additional professional fee costs associated with a Securities and Exchange Commission Filing. Also included in the decrease in general and administrative expense is a decrease in salaries, wages and related costs approximating $20,000, during the current three month period when compared to the prior three month period. The decrease was comprised of approximated $7,000 in payroll related costs and $13,000 in payroll costs associated with the non-renewal of Mr. Engelhart's employment contract which expired in April 2006. Included in the increase in general and administrative expenses is an increase in insurance costs approximating $11,000, which primarily represent insurance costs associated with issuance of the officers and directors liability policy. All other general and administrative expenses increased approximately $3,000 with little variance between line items during the current three month period when compared to the prior year period.

Research and Development Expense
--------------------------------

Research and development expense increased approximately $23,000 or 28% during the current three month period ended May 31, 2006 when compared to the prior three month period ended May 31, 2005. This increase was comprised of net increases and decreases in several key research and development categories. Included in the increase was approximately $7,000 in deferred costs and a $15,000 payment both associated with the Company's agreement with Alfanix Technology to construct sophisticated photonics devices for cancer diagnostics and to introduce the devices into Latin America for testing on human subjects. Included in the increase in research costs was an increase in funding to the Research Foundation City University of New York, approximating $2,000, less a decrease of approximately $1,000 in other research and development consultant costs in the current three month period when compared to the prior three month period.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of May 31, 2006 of approximately $3,109,000 compared to a deficiency of approximately $3,012,000 at February 28, 2006 or an increase in the deficiency of approximately $97,000 for the current three month period ended May 31, 2006. The increase in the deficiency was comprised of an increase of approximately $25,000 in current assets primarily composed of cash, as compared to an increase of approximately $122,000 in current liabilities which was primarily composed of accrued liabilities and accounts payable. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities was an increase approximating $140,000 for the three months ended May 31, 2006, which is primarily related to the proceeds from the private placement of common stock. The proceeds from the private placement will be primarily used for working capital.

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

                         MANAGEMENT'S PLAN OF OPERATION
                         ------------------------------

The Company is principally engaged in the design, development, marketing, and licensing of medical diagnostic instruments that detect cancer in humans through the utilization of ultra violet light. The Company uses UV light to algorithmically excite molecules contained in human tissue. Once excited, the Company's device measures the differences in the resulting natural fluorescence between cancerous and normal tissue providing an algorithmic signature of anomaly. The Company has successfully conducted certain preclinical and clinical evaluations. Due to its; non-invasive characteristics, point of care - real time results, and diagnostic sensitivity and specificity, the Company believes that the commercial appeal for its medical devices could be significant.

The Company's strategy is to commercialize early cancer detection devices in the area of cervical, esophagus, oral and colon cancers and is based upon completed technology, prototypes (in the area of cervical cancer) and expertise in the area of fluorescent imaging. The Company formed Medi-photonics Development Company, LLC, a New York limited liability company (Medi), to engage in the development of equipment for optical biopsy.

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

On October 26, 2005 Mediscience noted that their joint development of the "Compact Photonic Explorer" (CPE), or "pill camera," for medical applications utilizing (MTC) optical biopsy IP, to advance to a production prototype, (manufacturability, meeting all "market-ready" product performance specs, on a best case scenario and an aggressive time-line). Infotonics has invested several million dollars of funding sponsored by NASA for the research and development of a prototype Optical Biopsy Pill at CUNY. As a result of this investment, a bench-top prototype pill was demonstrated in December of 2005.

On December 9, 2005, Mediscience completed development of the CD-Ratiometer and submitted Pre-IDE briefing materials to the FDA with respect to the use of the CD-Ratiometer in the area of cervical cancer detection.

On January 5, 2006 , Mediscience filed an Investigational Device Exemption (IDE) application with the Center for Devices and Radiological Health of the FDA. The filing is subject to evaluation by the FDA to determine when a proposed human clinical pilot study of the Company's Cervical Cancer Detection Radiometer (CD-R) may begin.

April 23, 2006 Michael Engelhart's three year employment agreement from April 23, 2003 to April 23, 2006 ended, see Registrants SEC 10-K 2003 page 44 incorporated by reference. CEO, Chairman Katevatis assumed the interim role of President April 24, 2006 and Dr. Stefane Lubitcz assumed the title of Chief Medical Operations Officer (CMOO) as of February 28, 2006 consistent with his on-going FDA responsibilities. (See 8-K filed April 9, 2005), 2006 10-K Exhibit 99.1)

May 18, 2006 US patent disclosure 60/725,670 filed September 29, 2005 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" contractually acquired by Registrants from RFCUNY and Dr. Alfano inventor.

May 22, 2006 Registrant in support of its FDA approved application of March 29, 2006 pilot clinicals entered into a month to month CD-Ratiometer (CDR) agreement beginning July 1, 2006 with IUSL/CUNY CAT staff for specific tasks to be performed e.g. on-going product design review, software enhancements, product functionality, and up-grading of manual materials in accordance with FDA criteria. Registrant's monthly costs will be supplemented with matching funds from the NY state CAT.

June 10, 2006 Registrant and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10 million on terms favorable to registrant's shareholders and providing a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester NY - the "Compact Photonic Explorer" (CPE). The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character. Mediscience Technology Corporation, has asked Infotonics for a proposal, including costs and schedule, to miniaturize the technology into a manufacturable, commercial product and to produce a quantity of such diagnostic pills sufficient to conduct market trials for FDA approval.

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

Item 3.    Controls and Procedures
           -----------------------

           (a) Evaluation of disclosure controls and procedures

           Our chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           In March 2006, the Company issued 500,000 restricted shares of its common stock with a value of $80,000 to a consulting company for services to be rendered over a period to approximate three years. These services will consist of on going consultation in the construction of eight CD-R units.

           In March and May 2006, the Company issued a total of 372,000 restricted shares of its common stock with a value of $59,520 to a consulting group in exchange for services to be rendered over a twelve month period.

           In April 2006, the Company issued 93,000 restricted shares of its common stock with a value of $14,880 to a consultant in exchange for professional services.

           In May 2006, the Company issued 932,666 restricted shares of its common stock with a value of $140,000 for cash.

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (1)   Exhibits

         10.1 On March 6, 2006 Mediscience Technology Corp. and Alfanix Technology, Ltd. announced an alliance to construct sophisticated photonics devices for cancer diagnostics, such as the Cancer Diagnostic Ratiometer (CD-R); and to introduce the devices into Latin America for testing on human subjects. CD-Rs use light fluorescence to distinguish between cancerous and non-cancerous tissues to obtain a more accurate in situ optical PAP test.

         10.2 On April 3, 2006 Mediscience Technology Corp. announced The Food and Drug Administration on March 29, 2006 approved as a "Non-significant risk device study the Company's multi-center pilot study to establish the safety and parameters of efficacy of its proprietary Optical Biopsy Device (CD-R) for cancer detection of the cervix preliminary to a pivotal study" expected to bring this molecular algorithmic specific technology to market.

         10.3 May 2, 2006, Mediscience Technology Corp's Board of Directors at a telephonic Board Meeting by a majority vote removed John Matheu as a director of registrant for cause. Mr. Matheu, a fiduciary having an awareness of privileged material information (e.g. fund raising efforts -FDA process) at the time sold a total of 30,500 shares of Registrants Common on February 14, 2006, filing his "Form 5" on April 19, 2006. This matter first came to the attention of the Registrant on April 18, 2006 as part of Mr. Matheu's 2nd corrected D&O questionnaire. "He stated he sold, made a mistake, was sorry, would file the form 5 as required but would not resign from the board." Requiring this immediate action by the Board of Directors of the Company.

         10.4 On May 26, 2006 Mediscience Technology Corp. reports Syracuse University independent comparative assessment of business opportunity for Mediscience/Infotonics photonics-based optical biopsy Pill technology.

         10.5 On May 26, 2006 Mediscience Technology Corp. reports FDA approval March 29, 2006 of registrants proposed clinical investigation as a nonsignificant risk (NSR) device study. Registrant submitted protocol for a pilot study for the C-D Ratiometer entitled "A Multicenter Pilot study to establish the Safety and Parameters of Efficacy of an Optical Biopsy Device (CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study."

         10.6 On June 13, 2006 Mediscience Technology Corp. and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10 million on terms favorable to registrant's shareholders and providing for a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester, New York - the "Compact Photonic Explorer." The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character.

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




                                          MEDISCIENCE TECHNOLOGY CORP.
                                          (Registrant)


                                          /s/ Peter Katevatis


                                          ----------------------------
                                          Peter Katevatis
                                          Chairman of the Board and
                                          Chief Executive Officer



July 14, 2006

                                  EXHIBIT INDEX
                                  -------------

  EXHIBIT NO.     DESCRIPTION
  -----------     -----------

         10.1 On March 6, 2006 Mediscience Technology Corp. and Alfanix Technology, Ltd. announced an alliance to construct sophisticated photonics devices for cancer diagnostics, such as the Cancer Diagnostic Ratiometer (CD-R); and to introduce the devices into Latin America for testing on human subjects. CD-Rs use light fluorescence to distinguish between cancerous and non-cancerous tissues to obtain a more accurate in situ optical PAP test.

         10.2 On April 3, 2006 Mediscience Technology Corp. announced The Food and Drug Administration on March 29, 2006 approved as a "Non-significant risk device study the Company's multi-center pilot study to establish the safety and parameters of efficacy of its proprietary Optical Biopsy Device (CD-R) for cancer detection of the cervix preliminary to a pivotal study" expected to bring this molecular algorithmic specific technology to market.

         10.3 May 2, 2006, Mediscience Technology Corp's Board of Directors at a telephonic Board Meeting by a majority vote removed John Matheu as a director of registrant for cause. Mr. Matheu, a fiduciary having an awareness of privileged material information (e.g. fund raising efforts -FDA process) at the time sold a total of 30,500 shares of Registrants Common on February 14, 2006, filing his "Form 5" on April 19, 2006. This matter first came to the attention of the Registrant on April 18, 2006 as part of Mr. Matheu's 2nd corrected D&O questionnaire. "He stated he sold, made a mistake, was sorry, would file the form 5 as required but would not resign from the board." Requiring this immediate action by the Board of Directors of the Company.

         10.4 On May 26, 2006 Mediscience Technology Corp. reports Syracuse University independent comparative assessment of business opportunity for Mediscience/Infotonics photonics-based optical biopsy Pill technology.

         10.5 On May 26, 2006 Mediscience Technology Corp. reports FDA approval March 29, 2006 of registrants proposed clinical investigation as a nonsignificant risk (NSR) device study. Registrant submitted protocol for a pilot study for the C-D Ratiometer entitled "A Multicenter Pilot study to establish the Safety and Parameters of Efficacy of an Optical Biopsy Device (CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study."

         10.6 On June 13, 2006 Mediscience Technology Corp. and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10 million on terms favorable to registrant's shareholders and providing for a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester, New York - the "Compact Photonic Explorer." The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character.

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