Form 10QSB
period 2006-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2006-10-11
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended August 31, 2006                  Commission File Number 0-7405

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2006.

    Title of Class                                  Number of Shares Outstanding
    --------------                                  ----------------------------

Common Stock, par value                                               61,825,121
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                 AUGUST 31, 2006
                                 ---------------

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----

PART I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheet as of August 31, 2006                  1
           (Unaudited) and February 28, 2006 (Audited)

           Consolidated Statement of Operations for the Six and Three
           Months Ended August 31, 2006 (Unaudited) and August 31,           2
           2005 (Unaudited)

           Consolidated Statement of Changes in Stockholders' Deficit
           for the Six Months Ended August 31, 2006 (Unaudited)              3

           Consolidated Statement of Cash Flows for the Six Months
           Ended August 31, 2006 (Unaudited) and August 31, 2005             4
           (Unaudited)

           Exhibit to Consolidated Statement of Operations                   5

           Notes to Financial Statements                                    6-11

Item 2.    Management's Discussion and Analysis and Plan of Operation      12-17

Item 3.    Controls and Procedures                                           18

PART II.   Other Information                                               19-20

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                                        21

           Exhibit Index                                                     22

           Exhibits                                                        23-25

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                      August 31,     February 28,
                                                                         2006            2006
                                                                     (Unaudited)       (Audited)
                                                                     ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                      $    111,609    $    136,635
      Common Stock Subscription Receivable                                 20,000              --
      Prepaid Expenses and Other Current Assets                             1,116           4,031
                                                                     ------------    ------------
           Total Current Assets                                           132,725         140,666

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $205,687 -                            1,635           2,107
        August 31, 2006; $205,215 - February 28, 2006

OTHER ASSETS - Security Deposit                                             1,800           1,800
------------
             - Deferred Costs                                             982,452       1,114,682
                                                                     ------------    ------------
TOTAL ASSETS                                                         $  1,118,612    $  1,259,255
------------                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable                                               $     37,195    $     29,204
      Accrued Liabilities                                               3,333,178       3,123,458
                                                                     ------------    ------------
                                                                        3,370,373       3,152,662
                                                                     ------------    ------------
           Total Current Liabilities

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares -August 31,             --              --
         2006; -0- Shares - February 28, 2006
      Common Stock $.01 Par Value, Authorized 199,950,000
         Shares; Issued and Outstanding Shares - 61,825,121 Shares        618,252         595,540
         August 31, 2006; 59,553,893 Shares - February 28, 2006
      Additional Paid-in Capital                                       24,733,980      24,462,292
      Common Stock Subscribed                                              60,000              --
      Accumulated Deficit                                             (27,663,993)    (26,951,239)
                                                                     ------------    ------------
           Total Stockholders' Deficit                                 (2,251,761)     (1,893,407)
                                                                     ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $  1,188,612    $  1,259,255
-----------------------------------------                            ============    ============


                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
           FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
           -----------------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                              SIX MONTHS                     THREE MONTHS
                                              ----------                     ------------
                                         2006            2005            2006            2005
                                         ----            ----            ----            ----
Net Sales                            $         --    $         --    $         --    $         --

Cost of Sales                                  --              --              --              --
                                     ------------    ------------    ------------    ------------

      Gross Profit                             --              --              --              --

General and Administrative Expense        579,244         933,571         291,632         479,451
Product Development Expense               135,476         213,310          32,872         133,591
      Total Expenses                      714,720       1,146,881         324,504         613,048

Other Income                                1,966           8,107           1,016           4,027
                                     ------------    ------------    ------------    ------------

Net Loss                             $   (712,754)   $ (1,138,774)   $   (323,488)   $   (609,021)
                                     ============    ============    ============    ============

Basic and Diluted Loss Per Common
   Share                             $     (0.012)   $      (0.02)   $     (0.005)   $      (0.01)
                                     ============    ============    ============    ============

Weighted Average Common Shares
   Outstanding                         61,392,182      58,561,687      61,825,121      58,776,354
                                     ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2006
                    ----------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                     Preferred Stock      Common Stock     Additional      Common     Accumulated
                                                     ---------------      ------------     ----------      ------     -----------
                                                                                             Paid-In        Stock
                                                      Shares  Amount    Shares      Amount   Capital     Subscribed     Deficit
                                                      ------  ------    ------      ------   -------     ----------     -------

BALANCE, FEBRUARY 28, 2006                                --  $   --  59,553,893  $595,540  24,462,292   $       --  $(26,951,239)

    Issuance of Stock for Future Consulting Services                     872,000     8,720     130,800

    Issuance of Stock - Anti-dilution Rights                             373,562     3,735      (3,735)

    Issuance of Stock - For Cash                                         932,666     9,327     130,673

    Issuance of Stock - Consulting Services                               93,000       930      13,950

    Cash Received For Stock Subscription                                                                     40,000

    Receivable for Stock Subscription                                                                        20,000

    Net Loss                                                                                                             (712,754)
                                                      ------  ------  ----------  --------  ----------   ----------  ------------

BALANCE, AUGUST 31, 2006                                  --  $   --  61,825,121  $618,252  $24,733,980  $   60,000  $(27,663,993)
                                                      ======  ======  ==========  ========  ==========   ==========  ============


                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                        2006           2005
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net Loss                                                        $  (712,754)   $(1,138,774)

    Adjustments to Reconcile Net Loss to Net Cash Used in
      Operating Activities:
         Depreciation                                                       472            243
         Amortization of Deferred Costs                                 271,750        510,478
         Stock Issued for Consulting Services                            14,880             --
                                                                    -----------    -----------

         Subtotal                                                      (425,652)      (628,053)

    Changes in Assets and Liabilities
         Decrease (Increase) in Prepaid Expense and Other Current
           Assets                                                         2,915           (104)
         (Decrease) Increase in Accounts Payable                          7,991        (64,252)
         (Decrease) Increase in Accrued Liabilities                     209,720        (76,797)
                                                                    -----------    -----------
         Net Cash Used in Operating Activities                         (205,026)      (769,206)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Acquisition of Equipment                                                 --         (2,070)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Proceeds From Common Stock Subscribed                                40,000             --
    Proceeds From Issuance of Common Stock                              140,000        375,000
    Decrease in Officer Loans                                                --        (31,542)
                                                                    -----------    -----------
         Net Cash Provided by Financing Activities                      180,000        343,458
                                                                    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (25,026)      (427,818)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
    Beginning Balance                                                   136,635        934,212
                                                                    -----------    -----------

    Ending Balance                                                  $   111,609    $   506,394
                                                                    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
    Common Stock Issued for Future Services                         $   139,520    $   525,040
                                                                    ===========    ===========
    Common Stock Issued - Anti - Diluting Rights                    $     3,735    $     5,838
                                                                    ===========    ===========
    Common Stock Issued - Previously Subscribed                     $        --    $   250,000
                                                                    ===========    ===========
    Common Stock Issued - Cancellation of Debt                      $        --    $     3,667
                                                                    ===========    ===========
    Receivable for Stock Subscribed                                 $    20,000    $        --
                                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                 -----------------------------------------------
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                  ---------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                       Weighted
                                           Net       Average Shares  Per Share
                                          Loss        Outstanding      Amount
                                       -----------    -----------   -----------
                                            Six Months Ended August 31, 2006
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (712,754)   $61,392,182   $    (0.012)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $  (712,754)    61,392,182   $    (0.012)
                                       ===========    ===========   ===========

                                            Six Months Ended August 31, 2005
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $(1,138,774)    58,561,687   $     (0.02)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $(1,138,774)    58,561,687   $     (0.02)
                                       ===========    ===========   ===========

                                           Three Months Ended August 31, 2006
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (323,488)    61,825,121   $    (0.005)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $  (323,488)    61,825,121   $    (0.005)
                                       ===========    ===========   ===========

                                           Three Months Ended August 31, 2005
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (609,021)    58,776,354   $     (0.01)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $  (609,021)    58,776,354   $     (0.01)
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

The consolidated financial statements as of and for the six month periods ended August 31, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006. The interim operating results for the six months ended August 31, 2006 may not necessarily be indicative of the operating results expected for the full year.

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

         Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123R effective March 1, 2006 had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006 and there were no employee stock options issued during the current and prior fiscal six months ended August 31, 2006 and 2005. Future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

4.       Deferred Costs

During the six months ended August 31, 2006, the Company issued 872,000 fully vested restricted shares of its common stock at a value of $.16 per share (the closing price of the Company's common stock on the date of issuance) amounting to $139,520 to two consulting groups in exchange for services to be rendered, over a period of 12-36 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding. These costs have been capitalized and will be recognized on a straight-line basis over the life of the agreements. Expected future amortization of all deferred costs is as follows:


         Six Months Ending          February 28, 2007       $259,458

            Year Ending             February 28, 2008        444,963

            Year Ending             February 29, 2009        177,484

            Year Ending             February 28, 2010        100,547

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

6.       Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $25,000 for the six months ended August 31, 2006 and 2005. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $9,721 and $11,579 for the six months ended August 31, 2006 and 2005, respectively.

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

On August 1, 2004, the Company entered into a thirteen month consulting agreement with John Matheu, a Director and member of the Board of Directors, pursuant to which Mr. Matheu will provide management services to the Company. Mr. Matheu will be paid a monthly consulting fee of $4,166 during the term of the agreement and received an option to purchase 300,000 shares of common stock at $1.50 per share. Mr. Matheu's ability to exercise these options was subject to a series of milestones described in his consulting agreement. The contract has since expired along with the option to purchase 300,000 shares of common stock.

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick, as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and receive an option to purchase 300,000 shares of common stock at $1.00 per share.

7.       Accrued Liabilities

Accrued liabilities consist of the following:

                                              August 31,  February 28,
                                              ----------  ------------
                                                 2006         2006
                                                 ----         ----



            Legal and professional fees      $  196,382   $  203,382

            Consulting and university fees    1,357,414    1,276,414

            Salaries and wages                1,662,667    1,542,667

            Other                               116,715      100,995
                                             ----------   ----------

                       Total                 $3,333,178   $3,123,458
                                             ==========   ==========

Included in legal and professional fees as of August 31, 2006 and February 28, 2006 is $65,958 and $55,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting  and  University  Fees as of August 31, 2006 and February
28, 2006 is $1,313,818 and $1,232,818, respectively, owed to Dr. Alfano, a principal stockholder and Chairman of the Company's scientific advisory board, with respect to his consulting agreement.

Included in salaries and wages as of August 31, 2006 and February 28, 2006 is $1,589,667 and $1,489,667 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of August 31, 2006 and February 28, 2006 is $60,000 and $42,500, respectively, owed to Mr. Engelhart with respect to his employment agreement.

Included in salaries and wages as of August 31, 2006 and February 28, 2006 is $13,000 and $10,500, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

8.       Stockholders' Deficit

         Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2006, the Company issued 315,645 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. As of August 31, 2006, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2006, the Company issued 57,917 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights. It was subsequently discovered that 1,717 shares were issued in error and will be returned during the next fiscal quarter ended November 30, 2006. In connection with the issuance of these shares, the Company capitalized only the stock's par value, from additional paid in capital because of the Company's accumulated deficit.

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

         Common Stock Issued for Cash

In connection with the issuance of common stock during the six months ended August 31, 2006, the Company issued 932,666 restricted shares of its common stock for cash proceeds of $140,000. In connection with the above issuance, the Company granted warrants to purchase 932,666 shares of common stock at $.25 per share. The warrants expire between April and September 2011.

         Common Stock Subscribed

During the quarter ended August 31, 2006, the Company received $40,000 for 266,666 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. Subsequent to August 31, 2006, the Company received an additional $20,000 for 133,333 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. In connection with the subscription, the Company will grant warrants to purchase a total of 399,999 shares of common stock at $.25 per share. The warrants expire five years after issuance of the common stock.

9.       Stock Options and Warrants

         Stock Options
         -------------

Activity related to stock options during the six months ended August 31, 2006 is as follows:

                                                   Exercise        Weighted
                                                   --------        --------
                                                    Price           Average
                                                    -----           -------
                                    Shares          Range        Exercise Price
                                    ------          -----        --------------

Outstanding, February 28, 2006     2,700,000   $ 0.25 - $ 2.00   $       1.04

      Granted                             --

      Exercised                           --

      Forfeited                   (2,300,000)  $ 0.25 - $ 1.50
                                  ----------
Outstanding, August 31, 2006         400,000   $ 1.00 - $ 2.00   $       1.25
                                  ==========

On April 23, 2006, Michael Engelhart's contract expired and as a result, he forfeited all of his stock options. Mr. Matheu's consulting agreement also expired and as a result, he also forfeited all of his stock options.

         Stock Warrants
         --------------

Activity related to stock warrants during the six months ended August 31, 2006 is as follows:


                                               Shares               Exercise
                                               ------               --------
                                              Available            Price Range
                                              ---------            -----------

Outstanding, February 28, 2006                4,600,000          $ 0.25 - $ 3.00

      Granted                                   932,666          $ 0.25

      Exercised                                      --

      Forfeited                                      --
                                              ---------
Outstanding, August 31, 2006                  5,532,666          $ 0.25 - $ 3.00
                                              =========

In connection with its issuance of 932,666 of common stock for cash during the six months ended August 31, 2006, the Company granted warrants to purchase 932,666 shares of common stock at $.25 per share. The warrants expire between April and September 2011.

The Company received $40,000 for 266,666 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. Subsequent to August 31, 2006, the Company received an additional $20,000 for 133,333 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. In connection with the subscription, the Company will grant warrants to purchase a total of 399,999 shares of common stock at $.25 per share. The warrants expire five years after issuance of the common stock.

                       Managements Discussion and Analysis
                       -----------------------------------

Six Months Ending August 31, 2006 Compared to Six Months Ending August 31, 2005
-------------------------------------------------------------------------------

Revenues
--------

We had no revenues during our six months ending August 31, 2006 ("2007 fiscal year) and August 31, 2005 ("2006 fiscal year). Our primary focus was our continued development of our light-based technology.


General and Administrative Expense
----------------------------------

General and administrative expenses decreased approximately $354,000 or 38% during the current six month period ended August 31, 2006 as compared to our prior six month period ended August 31, 2005. This decrease is the net of both increases and decreases in key general and administrative expense categories. Included in the decrease in general and administrative expenses is a decrease in consulting costs, approximating $291,000 during the current six month period when compared to the prior six month period. The decrease was partly comprised of approximately $183,000 of deferred costs amortized as an expense, as compared to approximately $409,000 of deferred costs amortized as an expense in the prior six month period, resulting in a decrease of $226,000. The overall decrease in consulting costs was complimented by a decrease of $65,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. Advertising, travel and marketing decreased approximately $13,000 in the current six month period when compared to the prior six month period. In the prior six month period, the Company was very active in pursuing the establishment of co-promotional arrangements for the marketing, distributing, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives. Included in the decrease in general and administrative expenses is a decrease in professional fees approximating $30,000 during the current six month period when compared to the prior six month period. In the prior period, the Company had incurred additional professional fee costs associated with a Securities and Exchange Commission Filing and had previously employed an accounting consultant which subsequently became employed as the Chief Financial Officer. Also included in the decrease in general and administrative expense is a decrease in salaries, wages and related costs approximating $33,000, during the current six month period when compared to the prior six month period. The decrease was comprised of approximately $15,000 in payroll related costs and $18,000 in payroll costs. The decrease of $18,000 in payroll costs is net of a decrease in $42,000 of costs associated with the non-renewal of Mr. Engelhart's employment contract which expired in April 2006. The decrease in payroll costs was net of an increase of $24,000 of payroll costs associated with the employment of the Chief Financial Officer, who was previously employed as an accounting consultant. All other general and administrative expenses totaling $55,000, decreased approximately $9,000 during the current six month period when compared to the prior year period. Included in the increase in general and administrative expenses is an increase in insurance costs approximating $22,000, which primarily represent insurance costs associated with issuance of the officers and directors liability policy.

Research and Development Expense
--------------------------------

Research and development expense decreased approximately $78,000 or 37% during the current six month period ended August 31, 2006 when compared to the prior six month period ended August 31, 2005. This decrease was comprised of net increases and decreases in several key research and development categories. Included in the increase was approximately $13,000 in deferred costs and a $15,000 payment both associated with the Company's agreement with Alfanix Technology to construct sophisticated photonics devices for cancer diagnostics and to introduce the devices into Latin America for testing on human subjects. Included in the decrease in research costs was a decrease in funding to the Research Foundation City University of New York, approximating $83,000, along with a decrease of approximately $23,000 in other research and development consultant costs in the current six month period when compared to the prior six month period.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of August 31, 2006 of approximately $3,238,000 compared to a deficiency of approximately $3,012,000 at February 28, 2006 or an increase in the deficiency of approximately $226,000 for the current six month period ended August 31, 2006. The increase in the deficiency was comprised of a decrease of approximately $8,000 in current assets and an increase of approximately $218,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities was an increase approximating $180,000 for the six months ended August 31, 2006, which is primarily related to the proceeds from the private placement of common stock. The proceeds from the private placement will be primarily used for working capital.

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

On January 5, 2006, Mediscience filed an Investigational Device Exemption (IDE) application with the Center for Devices and Radiological Health of the FDA. The filing is subject to evaluation by the FDA to determine when a proposed human clinical pilot study of the Company's Cervical Cancer Detection Radiometer (CD-R) may begin.

April 23, 2006, Michael Engelhart's three year employment agreement from April 23, 2003 to April 23, 2006 ended, see Registrants SEC 10-K 2003 page 44 incorporated by reference. CEO, Chairman Katevatis assumed the interim role of President April 24, 2006 and Dr. Stefane Lubitcz assumed the title of Chief Medical Operations Officer (CMOO) as of February 28, 2006 consistent with his on-going FDA responsibilities. (See 8-K filed April 9, 2005), 2006 10-K Exhibit 99.1)

May 18, 2006 US patent disclosure 60/725,670 filed September 29, 2005 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" contractually acquired by Registrants from RFCUNY and Dr. Alfano inventor.

On or about May 22, 2006 Registrant in support of its FDA approved application of March 29, 2006 pilot clinicals began negotiations for a month to month CD-Ratiometer (CDR) agreement with INFO TONICS and IUSUCUNY CAT staff for specific tasks to be performed e.g. on-going product design review, software enhancements, product functionality, and up-grading of manual materials in accordance with FDA criteria. It's expected that Registrant's monthly costs will be supplemented with matching funds from the NY state CAT. (NYSTAR).

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         During the quarter ended August 31, 2006, the Company received $40,000 for 266,666 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. Subsequent to August 31, 2006, the Company received an additional $20,000 for 133,333 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. In connection with the subscription, the Company will grant warrants to purchase a total of 399,999 shares of common stock at $.25 per share. The warrants expire five years after issuance of the common stock.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (1)   Exhibits

         10.1 On June 13, 2006, Mediscience Technology Corp. and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10 million on terms favorable to registrant's shareholders and providing for a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester, New York - the "Compact Photonic Explorer." The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character.

         10.2 On July 24, 2006, Mediscience Technology Company and Infotonics Research announced the execution of their Memorandum of Understanding defining Infotonics' agreed role and responsibilities in the development and commercialization of the Mediscience Optical Biopsy Pill. The parties expression of understanding is to commercialize the optical biopsy pill through the formation of a "Newco" subsidiary of Mediscience.

                  Mediscience CEO Peter Katevatis Esq. stated "This project will enhance Mediscience proprietary non-invasive imaging technology for molecular detection of cancer and physiological change and the Company's desire to use the net proceeds of the proposed $5 to $10M Firm Offering to fund commercialization of its platform IP Optical Biopsy Pill technology to its initial FDA application as it also begins to initiate its FDA approved CD-R pilot clinical trials for a cervical diagnostic application adjunct to Pap. The relationship with equity partner Infotonics is a synergistic and strategic fit leveraging Infotonics nano-technology capabilities and resources to provide Mediscience with an exceptional state of the art advantage, over competitor's Given-Olympus imaging approach".

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




                                             MEDISCIENCE TECHNOLOGY CORP.
                                             (Registrant)


                                             /s/ Peter Katevatis


                                             --------------------------------
                                             Peter Katevatis
                                             Chairman of the Board and
                                             Chief Executive Officer



October 13, 2006

                                  EXHIBIT INDEX
                                  -------------

     EXHIBIT NO.       DESCRIPTION
     -----------       -----------

         10.1 On June 13, 2006 Mediscience Technology Corp. and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10 million on terms favorable to registrant's shareholders and providing for a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester, New York - the "Compact Photonic Explorer." The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character.

         10.2 On July 24, 2006, Mediscience Technology Company and Infotonics Research announced the execution of their Memorandum of Understanding defining Infotonics' agreed role and responsibilities in the development and commercialization of the Mediscience Optical Biopsy Pill. The parties expression of understanding is to commercialize the optical biopsy pill through the formation of a "Newco" subsidiary of Mediscience.

                  Mediscience CEO Peter Katevatis Esq. stated "This project will enhance Mediscience proprietary non-invasive imaging technology for molecular detection of cancer and physiological change and the Company's desire to use the net proceeds of the proposed $5 to $10M Firm Offering to fund commercialization of its platform IP Optical Biopsy Pill technology to its initial FDA application as it also begins to initiate its FDA approved CD-R pilot clinical trials for a cervical diagnostic application adjunct to Pap. The relationship with equity partner Infotonics is a synergistic and strategic fit leveraging Infotonics nano-technology capabilities and resources to provide Mediscience with an exceptional state of the art advantage, over competitor's Given-Olympus imaging approach.

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