Form 10QSB
period 2006-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2007-01-18
CIK 64647

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended November 30, 2006                Commission File Number 0-7405

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2006.

    Title of Class                             Number of Shares Outstanding
    --------------                             ----------------------------

Common Stock, par value                                 63,315,441
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                NOVEMBER 30, 2006
                                -----------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet as of November 30, 2006                 1
          (Unaudited) and February 28, 2006 (Audited)

          Consolidated Statement of Operations for the Nine and Three
          Months Ended November 30, 2006 (Unaudited) and November 30,        2
          2005 (Unaudited)

          Consolidated Statement of Changes in Stockholders' Deficit
          for the Nine Months Ended November 30, 2006 (Unaudited)            3

          Consolidated Statement of Cash Flows for the Nine Months
          Ended November 30, 2006 (Unaudited) and November 30, 2005          4
          (Unaudited)

          Exhibit to Consolidated Statement of Operations                    5

          Notes to Financial Statements                                     6-13

Item 2.   Management's Discussion and Analysis and Plan of Operation       14-19

Item 3.   Controls and Procedures                                            20

PART II.  Other Information                                                21-23

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures                                                         24

          Exhibit Index                                                    25-26

          Exhibits                                                         27-29

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                        November 30,    February 28,
                                                                            2006             2006
                                                                         (Unaudited)      (Audited)
                                                                        ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                         $     88,546    $    136,635
      Prepaid Expenses and Other Current Assets                                6,033           4,031
                                                                        ------------    ------------
           Total Current Assets                                               94,579         140,666

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of accumulated depreciation $ 205,923
        November 30, 2006; $205,215 - February 28, 2006                        1,399           2,107

OTHER ASSETS - Security Deposit                                                1,800           1,800
------------
             - Deferred Costs                                                852,723       1,114,682
                                                                        ------------    ------------
TOTAL ASSETS                                                            $    950,501    $  1,259,255
------------                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable                                                  $      6,595    $     29,204
      Accrued Liabilities                                                  3,390,039       3,123,458
                                                                        ------------    ------------
           Total Current Liabilities                                       3,396,634       3,152,662
                                                                        ------------    ------------

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares                  --              --
         Authorized; Issued and Outstanding -0- Shares - November 30,
         2006; -0- Shares - February 28, 2006
      Common Stock $.01 Par Value, Authorized 199,950,000
         Shares; Issued and Outstanding Shares - 63,315,441 Shares
         November 30, 2006; 59,553,893 Shares - February 28, 2006            633,155         595,540
      Additional Paid-in Capital                                          24,907,410      24,462,292
      Accumulated Deficit                                                (27,986,698)    (26,951,239)
                                                                        ------------    ------------
           Total Stockholders' Deficit                                    (2,446,133)     (1,893,407)
                                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $    950,501    $  1,259,255
-----------------------------------------                               ============    ============


                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
         FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
         --------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                             NINE MONTHS                     THREE MONTHS
                                             -----------                     ------------
                                         2006            2005            2006            2005
                                         ----            ----            ----            ----
Net Sales                            $         --    $         --    $         --    $         --

Cost of Sales                                  --              --              --              --

      Gross Profit                             --              --              --              --
                                     ------------    ------------    ------------    ------------

General and Administrative Expense        832,102       1,327,296         252,858         393,725
Product Development Expense               206,578         386,822          71,102         173,512
                                     ------------    ------------    ------------    ------------
      Total Expenses                    1,038,680       1,714,118         323,960         567,237

Other Income                                3,221          10,902           1,255           2,795
                                     ------------    ------------    ------------    ------------

Net Loss                             $ (1,035,459)   $ (1,703,216)   $   (322,705)   $   (564,442)
                                     ============    ============    ============    ============

Basic and Diluted Loss Per Common    $     (0.017)   $     (0.029)   $     (0.005)   $      (0.01)
                                     ============    ============    ============    ============
   Share

Weighted Average Common Shares
   Outstanding                         61,845,270      58,658,019      62,751,446      58,850,684
                                     ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006
                                   (UNAUDITED)


                                           Preferred Stock          Common Stock          Additional      Common       Accumulated
                                           ---------------          ------------          ----------      ------       -----------
                                                                                            Paid-In        Stock
                                                                                            -------        -----
                                         Shares      Amount      Shares       Amount        Capital      Subscribed      Deficit
                                         ------      ------      ------       ------        -------      ----------      -------


BALANCE, FEBRUARY 28, 2006                    --   $      --   59,553,893   $  595,540   $ 24,462,292    $       --   $(26,951,239)

    Issuance of Stock for
        Future Consulting Services                                872,000        8,720        130,800

    Issuance of Stock -
        Anti-dilution Rights                                      630,550        6,304         (6,304)

    Issuance of Stock - For Cash                                1,599,332       15,994        224,006

    Issuance of Stock -
        Consulting Services                                        93,000          930         13,950

    Issuance of Stock -
        Cancellation of Debt                                      166,666        1,667         26,666

    Cash Received For Stock
       Subscription                                                                                          40,000
    Receivable for Stock Subscription                                                                        20,000

    Issuance of Stock -
        Previously Subscribed                                     400,000        4,000         56,000       (60,000)

    Net Loss                                                                                                            (1,035,459)
                                        --------   ---------   ----------   ----------   ------------    ----------   ------------

BALANCE, NOVEMBER 30, 2006                    --   $      --   63,315,441   $  633,155   $ 24,907,410    $       --   $(27,986,698)
                                        ========   =========   ==========   ==========   ============    ==========   ============

                 See Notes to Consolidated Financial Statements.

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                        2006           2005
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net Loss                                                        $(1,035,459)   $(1,703,216)

    Adjustments to Reconcile Net Loss to Net Cash Used in
      Operating Activities:
         Depreciation                                                       708            450
         Amortization of Deferred Costs                                 401,479        739,943
         Issuance of Common Stock for Services                           14,880          4,680
                                                                    -----------    -----------

         Subtotal                                                      (618,392)      (958,143)

    Changes in Assets and Liabilities
         Decrease (Increase) in Prepaid Expense and Other Current
           Assets                                                        (2,002)         2,735
         (Decrease) Increase in Accounts Payable                        (22,609)       (64,944)
         (Decrease) Increase in Accrued Liabilities                     294,914        (14,646)
                                                                    -----------    -----------
         Net Cash Used in Operating Activities                         (348,089)    (1,034,998)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Acquisition of Equipment                                                 --         (2,070)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Proceeds From Common Stock Previously Subscribed                     60,000             --
    Proceeds From Issuance of Common Stock                              240,000        375,000
    Decrease in Officer Loans                                                --        (31,542)
                                                                    -----------    -----------
         Net Cash Provided by Financing Activities                      300,000        343,458
                                                                    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (48,089)      (693,610)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
    Beginning Balance                                                   136,635        934,212
                                                                    -----------    -----------

    Ending Balance                                                  $    88,546    $   240,602
                                                                    ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------

    Common Stock Issued for Future Services                         $   139,520    $   545,040
                                                                    ===========    ===========
    Common Stock Issued - Anti - Diluting Rights                    $     6,304    $     6,199
                                                                    ===========    ===========
    Common Stock Issued - Previously Subscribed                     $        --    $   250,000
                                                                    ===========    ===========
    Common Stock Issued - Cancellation of Debt                      $    28,333    $    17,167
                                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)

                                                       Weighted
                                           Net       Average Shares  Per Share
                                          Loss        Outstanding     Amount
                                       -----------    -----------   -----------
                                         Nine Months Ended November 30, 2006
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $(1,035,459)   $61,845,270   $    (0.017)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $(1,035,459)   $61,845,270   $    (0.017)
                                       ===========    ===========   ===========
                                         Nine Months Ended November 30, 2005
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $(1,703,216)    58,658,019   $    (0.029)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $(1,703,216)    58,658,019   $    (0.029)
                                       ===========    ===========   ===========
                                         Three Months Ended November 30, 2006
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (322,705)    62,751,446   $    (0.005)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $  (322,705)    62,751,446   $    (0.005)
                                       ===========    ===========   ===========
                                         Three Months Ended November 30, 2005
                                       ----------------------------------------
Basic/diluted loss per common share:
Net Loss                               $  (564,442)    58,850,684   $     (0.01)
   Effect of dilutive securities                --             --            --
                                       -----------    -----------   -----------
   Total                               $  (564,442)    58,850,684   $     (0.01)
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

The consolidated financial statements as of and for the nine month periods ended November 30, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006. The interim operating results for the nine months ended November 30, 2006 may not necessarily be indicative of the operating results expected for the full year.

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

         Loss per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents, such as options, would be antidilutive.

         Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123R effective March 1, 2006 had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006 and there were no employee stock options issued during the current fiscal nine months ended November 30, 2006. Future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

During the prior fiscal nine months ended November 20, 2005, compensation cost for the Company's employee stock option plan had been determined based on the intrinsic fair value of the Company's common stock at the dates of awards as permitted under SFAS No. 123. If the Company had used the fair value method for 2005, the net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2005, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 5% and expected option life of five years. During the quarter ended November 30, 2005, an option was granted to purchase 300,000 shares of $1.00 per share.


                                                   Nine Months Ended    Three Months Ended
                                                      November 30,        November 30,
                                                    ----------------    ----------------
                                                          2005                2005
                                                          ----                ----
Net loss, as reported                               $     (1,703,216)   $       (564,442)
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                   12,000              12,000
                                                    ----------------    ----------------
Pro forma net loss                                  $     (1,715,216)   $       (576,442)
                                                    ================    ================
Basic and Diluted Loss per share:
   As reported                                      $         (0.029)   $         (0.010)
                                                    ================    ================
   Pro forma                                        $         (0.029)   $         (0.010)
                                                    ================    ================

         Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (in fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in fiscal 2007. The Company is currently evaluating the impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact on the consolidated financial statements.

         Reclassification

Certain amounts in 2005 have been reclassified to conform with the 2006 presentation.

4.       Deferred Costs

During the nine months ended November 30, 2006, the Company issued 872,000 fully vested restricted shares of its common stock at a value of $.16 per share (the closing price of the Company's common stock on the date of issuance) amounting to $139,520 to two consulting groups in exchange for services to be rendered, over a period of 12-36 months, for matters such as public relations, marketing opportunities, product development and research and corporate funding. These costs have been capitalized and will be recognized on a straight-line basis over the life of the agreements. Expected future amortization of all deferred costs is as follows:

         Three Months Ending            February 28, 2007       $129,729
            Year Ending                 February 28, 2008        444,963
            Year Ending                 February 29, 2009        177,484
            Year Ending                 February 28, 2010        100,547

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

6.       Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $37,500 for the nine months ended November 30, 2006 and 2005. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $15,125 and $18,540 for the nine months ended November 30, 2006 and 2005, respectively.

On April 23, 2003, the Company entered into a three-year employment agreement with Mr. Michael Engelhart. Pursuant to the terms of the agreement, Mr. Engelhart became President and Chief Operating Officer of the Company and was to be paid $120,000 per annum. Mr. Engelhart was also granted options to purchase up to 2,000,000 shares of the Company's common stock at an option price of $.25 per share for the first 200,000 shares and at an option price of $1.00 per share for the remaining 1,800,000 shares. Mr. Engelhart's ability to exercise the 1,800,000 options was subject to a series of milestones described in his employment agreement. Non-cash compensation expense related to the grant of 200,000 options amounted to $70,000 in 2004. On

April 23, 2006, Mr. Engelhart's employment contract expired and he forfeited all of the stock options.

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

7.       Accrued Liabilities

Accrued liabilities consist of the following:

                                            November 30,  February 28,
                                                2006          2006
                                                ----          ----

            Legal and professional fees      $  189,882   $  203,382

            Consulting and university fees    1,397,915    1,276,414

            Salaries and wages                1,712,667    1,542,667

            Other                                89,575      100,995
                                             ----------   ----------
                       Total                 $3,390,039   $3,123,458
                                             ==========   ==========

Included in legal and professional fees as of November 30, 2006 and February 28, 2006 is $63,458 and $55,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of November 30, 2006 and February 28, 2006 is $1,354,318 and $1,232,818, respectively, owed to Dr. Alfano, a principal stockholder and Chairman of the Company's scientific advisory board, with respect to his consulting agreement.

Included in salaries and wages as of November 30, 2006 and February 28, 2006 is $1,639,667 and $1,489,667 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of November 30, 2006 and February 28, 2006 is $60,000 and $42,500, respectively, owed to Mr. Engelhart with respect to his employment agreement.

Included in salaries and wages as of November 30, 2006 and February 28, 2006 is $13,000 and $10,500, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

8.       Stockholders' Deficit

         Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the nine-months ended November 30, 2006, the Company issued 525,311 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. As of November 30, 2006, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the nine-months ended November 30, 2006, the Company issued 105,239 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights. As of November 30, 2006, the Company is obligated to issue an additional 293 shares to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

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

         Common Stock Issued for Cash

In connection with the issuance of common stock during the nine months ended November 30, 2006, the Company issued 1,599,332 restricted shares of its common stock for cash proceeds of $240,000. In connection with the above issuance, the Company granted warrants to purchase 1,599,332 shares of common stock at $.25 per share. The warrants expire between April and October 2011.

         Common Stock Subscribed

During the nine months ended November 30, 2006, the Company received $60,000 for 400,000 shares of common stock of the Company that had been previously subscribed. In connection with the subscription and issuance, the Company granted warrants to purchase a total of 400,000 shares of common stock at $.25 per share. The warrants expire five years after issuance of the common stock or October 2011.

         Common Stock Issued for Cancellation of Debt

During November 2006, the Company issued 166,666 restricted shares of its common stock with a value of $28,333 to a consultant in satisfaction of an accrual for services rendered over an eighteen month period. The transaction was recognized based on the fair market value of the shares issued or $0.17 per share.

9.       Stock Options and Warrants

         Stock Options
         -------------

Activity related to stock options during the nine months ended November 30, 2006 is as follows:

                                    Shares          Exercise    Weighted Average
                                    ------          --------    ----------------
                                                   Price Range   Exercise Price
                                                   -----------   --------------
Outstanding, February 28, 2006      2,700,000    $ 0.25 - $ 2.00   $      1.04
      Granted                              --
      Exercised                            --
      Forfeited                    (2,300,000)   $ 0.25 - $ 1.50
                                 ------------
Outstanding, November 30, 2006        400,000    $ 1.00 - $ 2.00   $      1.25
                                 ============

On April 23, 2006, Michael Engelhart's contract expired and as a result, he forfeited all of his stock options. Mr. Matheu's consulting agreement also expired and as a result, he also forfeited all of his stock options.

         Stock Warrants
         --------------

Activity related to stock warrants during the nine months ended November 30, 2006 is as follows:
                                          Shares          Exercise
                                          ------          --------
                                         Available      Price Range
                                         ---------      -----------

Outstanding, February 28, 2006           4,600,000     $ 0.25 - $ 3.00
      Granted                            1,999,332     $          0.25
      Exercised                                 --
      Forfeited                                 --
                                      ------------
Outstanding, November 30, 2006           6,599,332     $ 0.25 - $ 3.00
                                      ============

In connection with its issuance of 1,999,332 shares of common stock for cash during the nine months ended November 30, 2006, the Company granted warrants to purchase 1,999,332 shares of common stock at $.25 per share. The warrants expire between April and October 2011.

10.      Subsequent Events
         -----------------

On December 19, 2006, the Board of Directors of the Company announced the Company's effort to raise bridge capital of $2.0 million, that an extensive due diligence review has been favorably completed by both Empire Financial Group and Counsel. The Empire Investment Group will initially invest $2.0 million in the Company's interest bearing convertibles with individual dollar investment to be no less than $25,000 each and later conversion rights at 50% of any future IPO expected by Empire to be priced at $6.00 per share.

On January 10, 2007, the Company incorporated a Delaware wholly-owned subsidiary named Bioscopix, Inc. The Corporation was formed for the purpose of design, development and commercialization of Mediscience Technology Corporation's intellectual property associated with the CDR-Ratiometer and the CPE-Compact Photonic Explorer at Infotonics of Rochester, New York.

                       Managements Discussion and Analysis
                       -----------------------------------

                Nine Months Ending November 30, 2006 Compared to
                ------------------------------------------------
                      Nine Months Ending November 30, 2005
                      ------------------------------------

Revenues
--------

We had no revenues during our nine months ending November 30, 2006 ("2007 fiscal year) and November 30, 2005 ("2006 fiscal year). Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses decreased approximately $495,000 or 37% during the current nine month period ended November 30, 2006 as compared to our prior nine month period ended November 30, 2005. This decrease is the net of both increases and decreases in key general and administrative expense categories. Included in the decrease in general and administrative expenses is a decrease in consulting costs, approximating $365,000 during the current nine month period when compared to the prior nine month period. The decrease was partly comprised of approximately $268,000 of deferred costs amortized as an expense, as compared to approximately $601,000 of deferred costs amortized as an expense in the prior nine month period, resulting in a decrease of $333,000. The overall decrease in consulting costs was complimented by a decrease of $32,000 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. Advertising, travel and marketing decreased approximately $13,000 in the current nine month period when compared to the prior nine month period. In the prior nine month period, the Company was very active in pursuing the establishment of co-promotional arrangements for the marketing, distributing, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives. Included in the decrease in general and administrative expenses is a decrease in professional fees approximating $45,000 during the current nine month period when compared to the prior nine month period. In the prior period, the Company had incurred additional professional fee costs associated with a Securities and Exchange Commission Filing and had previously employed an accounting consultant which subsequently became employed as the Chief Financial Officer. Also included in the decrease in general and administrative expense is a decrease in salaries, wages and related costs approximating $54,000, during the current nine month period when compared to the prior nine month period. The decrease was comprised of approximately $16,000 in payroll related costs and $38,000 in payroll costs. The decrease of $38,000 in payroll costs is net of a decrease in $72,000 of costs associated with the non-renewal of Mr. Engelhart's employment contract which expired in April 2006. The decrease in payroll costs was net of an increase of $34,000 of payroll costs associated with the employment of the Chief Financial Officer, who was previously employed as an accounting consultant. All other general and administrative expenses totaling $113,000, decreased approximately $18,000 during the current nine month period when compared to the prior year period. The largest item of decline within the other general and administrative expense category was rent expense for an office in New York approximating $8,000.

Research and Development Expense
--------------------------------

Research and development expense decreased approximately $180,000 or 47% during the current nine month period ended November 30, 2006 when compared to the prior nine month period ended November 30, 2005. This decrease was comprised of net increases and decreases in several key research and development categories. Included in the increase was approximately $20,000 in deferred costs and a $15,000 payment both associated with the Company's agreement with Alfanix Technology to construct sophisticated photonics devices for cancer diagnostics and to introduce the devices into Latin America for testing on human subjects. Also included in the increase, was $20,000 in payments to Infotonics for preliminary work in conjunction with the development of the Compact Pill Explorer (CPE). The Company is expected to fund an additional $30,000 to Infotonics in the next quarter. Included in the decrease in research costs was a decrease in funding to the Research Foundation City University of New York, approximating $120,000, along with a decrease of approximately $115,000 in other research and development consultant costs in the current nine month period when compared to the prior nine month period.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of November 30, 2006 of approximately $3,302,000 compared to a deficiency of approximately $3,012,000 at February 28, 2006 or an increase in the deficiency of approximately $290,000 for the current nine month period ended November 30, 2006. The increase in the deficiency was comprised of a decrease of approximately $46,000 in current assets and an increase of approximately $244,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities was $300,000 for the nine months ended November 30, 2006, which was primarily related to the proceeds from the private placement of common stock. The proceeds from the private placement will be primarily used for working capital.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           During the quarter ended November 30, 2006, the Company received $100,000 for 666,666 shares of common stock of the Company issued during the quarter ended November 30, 2006. In the prior quarter ended August 31, 2006, the Company received a stock subscription of $60,000 for 400,000 shares of common stock of the Company to be issued during the quarter ended November 30, 2006. In connection with the subscription and stock issuance, the Company granted warrants to purchase a total of 1,066,666 shares of common stock at $.25 per share. The warrants expire five years after issuance of the common stock.

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

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (1)   Exhibits

         10.1 On October 10, 2006 Mediscience Technology Corp. announced it has agreed to provide $10,000 per month of seed funding beginning October 2, 2006 for a period of up to five months to equity partner Infotonics Technology Center, Inc. of Rochester, New York to accelerate joint progress towards commercialization of registrants Optical Biopsy Pill through a "Newco" (NYS subsidiary of Mediscience). Infotonics will use this initial Funding to hire and assign a full-time Commercialization Program Manager (CTO), to continue and accelerate Infotonics efforts on behalf of Mediscience to achieve product commercialization success.

                Registrant has additionally contracted commercialization responsibility and oversight of its photonics technology IP platform to Infotonics who will develop the Mediscience Optical Fluorescence IP platform via two initial advanced medical products, the Optical Biopsy Pill (OBP) and the CD Ratiometer
                (CDR). The parties expect that within this five month period, funding from a NYSTAR TTIP grant award of $750,000 applied for by Infotonics plus, on completion of registrants due diligence, the receipt by "Newco" of an initial $2-3M of bridge funding from Empire Financial Group, Inc. NY, should become available to continue the product commercialization program.

         10.2 On October 23, 2006, Mediscience Technology Corp. announced that at a special board of directors telephone conference call meeting per By-Laws Section 15 Registrants By-Laws were modified in two regards per By-Laws ARTICLE XI: "These By-Laws may be altered, amended, or repealed, or new By-Laws may be adopted, by the affirmative vote of a majority of the board of directors at any regular or special meeting of the board".

                1. Removal of Directors - Section 12, Paragraph b of the Company's By-Laws amended "As provided in these By-Laws, any director may be removed, either with or without cause, at any time and for any reason deemed by the board to be in the best interests of the shareholders by the simple and clear affirmative majority vote of directors constituting a quorum at any board of directors meeting special or otherwise properly called and held.

                2. Directors Number, Qualifications, Election and Term of Office
                - Article II Section 11 "Directors need not be stockholders except as otherwise provided, amended to read "Directors must be stockholders except as otherwise provided by these "By-Laws".

                THE BOARD  RESOLVED  that:  non-shareholder  Michael  Engelhart,
                Director, is removed as a member of the board of directors effective immediately in accordance with board authority of the Company By-Laws Section 12, Paragraph b and Section 11 of
                Article II as amended.

         10.3 Mediscience Technology Corp.("Mediscience"), executed a letter agreement dated as of December 2, 2006 ("Bridge Agreement") under which Empire Financial Group, Inc. ("Empire"), agreed to serve as placement agent on a "best efforts" basis to raise $2.0 million in bridge financing through a private placement. Under the terms of the Bridge Agreement, Mediscience agreed to pay Empire a nonrefundable retainer of $10,000, a cash placement fee equal to 12% of the aggregate purchase price paid by each purchaser of Mediscience shares of common stock and warrants equal to 10% of the amount of securities issued by Mediscience under this bridge funding. The maturity date of the promissory note is the earlier of April 15, 2008 or three months after the completion of an IPO of the imaging pill division/CDR division of Mediscience or any other financing of Mediscience of no less that $5 million and as much as $10 million. Mediscience also agreed that for 24 months following the consummation of the bridge financing, Empire has the right to act as one of Mediscience's financial advisors in certain mergers, acquisitions, or restructurings where Mediscience engages a financial advisor to act as manager or placement agent in debt financings or refinancings and to act as underwriter or placement agent in any public or private offering of equity or debt securities.

                Empire previously executed a letter agreement dated June 13, 2006 with Mediscience, under which it stated its intention to enter into a firm commitment underwriting agreement to raise a minimum of $5,000,000 and as much as $10,000,000 through the sale of shares of a new company to be spun out by Mediscience to accelerate commercialization of its optical biopsy pill.

                The terms of the Agreements described above are only a summary of the Bridge Agreement and firm commitment IPO terms and are qualified in their entirety by reference to the Agreements.

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




                                         MEDISCIENCE TECHNOLOGY CORP.
                                         (Registrant)


                                         /s/ Peter Katevatis


                                         ----------------------------
                                         Peter Katevatis
                                         Chairman of the Board and
                                         Chief Executive Officer



January 19, 2007

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

      10.1 On October 10, 2006 Mediscience Technology Corp. announced it has agreed to provide $10,000 per month of seed funding beginning October 2, 2006 for a period of up to five months to equity partner Infotonics Technology Center, Inc. of Rochester, New York to accelerate joint progress towards commercialization of registrants Optical Biopsy Pill through a "Newco" (NYS subsidiary of Mediscience). Infotonics will use this initial Funding to hire and assign a full-time Commercialization Program Manager (CTO), to continue and accelerate Infotonics efforts on behalf of Mediscience to achieve product commercialization success.

            Registrant has additionally contracted commercialization responsibility and oversight of its photonics technology IP platform to Infotonics who will develop the Mediscience Optical Fluorescence IP platform via two initial advanced medical products, the Optical Biopsy Pill (OBP) and the CD Ratiometer (CDR). The parties expect that within this five month period, funding from a NYSTAR TTIP grant award of $750,000 applied for by Infotonics plus, on completion of registrants due diligence, the receipt by "Newco" of an initial $2-3M of bridge funding from Empire Financial Group, Inc. NY, should become available to continue the product commercialization program.

      10.2 On October 23, 2006, Mediscience Technology Corp. announced that at a special board of directors telephone conference call meeting per By-Laws Section 15 Registrants By-Laws were modified in two regards per By-Laws ARTICLE XI: "These By-Laws may be altered, amended, or repealed, or new By-Laws may be adopted, by the affirmative vote of a majority of the board of directors at any regular or special meeting of the board".

            1. Removal of Directors - Section 12, Paragraph b of the Company's By-Laws amended "As provided in these By-Laws, any director may be removed, either with or without cause, at any time and for any reason deemed by the board to be in the best interests of the shareholders by the simple and clear affirmative majority vote of directors constituting a quorum at any board of directors meeting special or otherwise properly called and held.

            2. Directors Number,  Qualifications,  Election and Term of Office -
            Article II Section 11 "Directors need not be stockholders except as otherwise provided, amended to read "Directors must be stockholders except as otherwise provided by these "By-Laws".

            THE BOARD RESOLVED that: non-shareholder Michael Engelhart, Director, is removed as a member of the board of directors effective immediately in accordance with board authority of the Company By-Laws Section 12, Paragraph b and Section 11 of Article II as amended.

      10.3 Mediscience Technology Corp.("Mediscience"), executed a letter agreement dated as of December 2, 2006 ("Bridge Agreement") under which Empire Financial Group, Inc. ("Empire"), agreed to serve as placement agent on a "best efforts" basis to raise $2.0 million in bridge financing through a private placement. Under the terms of the Bridge Agreement,

            Mediscience agreed to pay Empire a nonrefundable retainer of $10,000, a cash placement fee equal to 12% of the aggregate purchase price paid by each purchaser of Mediscience shares of common stock and warrants equal to 10% of the amount of securities issued by Mediscience under this bridge funding. The maturity date of the promissory note is the earlier of April 15, 2008 or three months after the completion of an IPO of the imaging pill division/CDR division of Mediscience or any other financing of Mediscience of no less that $5 million and as much as $10 million. Mediscience also agreed that for 24 months following the consummation of the bridge financing, Empire has the right to act as one of Mediscience's financial advisors in certain mergers, acquisitions, or restructurings where Mediscience engages a financial advisor to act as manager or placement agent in debt financings or refinancings and to act as underwriter or placement agent in any public or private offering of equity or debt securities.

            Empire previously executed a letter agreement dated June 13, 2006 with Mediscience, under which it stated its intention to enter into a firm commitment underwriting agreement to raise a minimum of $5,000,000 and as much as $10,000,000 through the sale of shares of a new company to be spun out by Mediscience to accelerate commercialization of its optical biopsy pill.

            The terms of the Agreements described above are only a summary of the Bridge Agreement and firm commitment IPO terms and are qualified in their entirety by reference to the Agreements.

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