Form 10KSB
period 2007-02-28
MEDISCIENCE TECHNOLOGY CORP
filed 2007-06-13
CIK 64647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                              For the fiscal year ended February 28, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from _______ to ________ Commission file number 33-51218

                          MEDISCIENCE TECHNOLOGY CORP.
                 (Name of small business issuer in its charter)

               New Jersey                                22-1937826
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          1235 Folkestone Way
        Cherry Hill, New Jersey                             08034
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (215) 485 0362

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
              None

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $.01 par value
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the most recent fiscal year, ended February 28, 2007, were $-0-.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates, computed by reference to the average of the closing bid and ask price reported on the OTC Bulletin Board on May 31, 2007, was approximately $5,752,707.

As of May 31, 2007, there were outstanding 65,459,274 shares of the issuer's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----
PART I
------

Item 1.  Description of Business........................................

Item 2.  Description of Property........................................

Item 3.  Legal Proceedings..............................................

Item 4.  Submission of Matters To A Vote Of Security Holders............

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.......

Item 6.  Management's Discussion and Analysis...........................

Item 7.  Financial Statements...........................................

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................

Item 8A. Controls and Procedures........................................

Item 8B. Other Information..............................................

PART III
--------

Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance with Section 16 (a) of the
         Exchange Act...................................................

Item 10. Executive Compensation.........................................

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters................................

Item 12. Certain Relationships and Related Transactions, and Director
         Independence...................................................

Item 13. Exhibits.......................................................

Item 14. Principal Accountant Fees and Services.........................

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

Certain statements in this Annual Report on Form 10-KSB, including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our assumptions underlying our statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements, critical accounting determinations; efforts to raise additional financing; and our commitment of resources. The forward-looking statements may also be impacted by the additional risks faced by us as described in this report, including those set forth under the section entitled "Risk Factors." Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-KSB. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements.

                                     PART I

Item 1.       Description of Business

         Background

         The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting molecular natural fluorescence between cancerous and normal tissue. (e.g IP platform products ,CD-Ratiometer-- March 29, 2006 FDA approved pilot clinicals as "Adjunct to the Pap Smear" and the Photonic ingestible Pill (See 8-K's March 26, 2006)

         Registrants business is to deploy commercially the Mediscience IP platform technology of light spectroscopy to diagnose diseases: Non-invasively (where excisional biopsies and x-rays are avoided, More reliable (where pathology is verified) More rapidly: real time point of care diagnostics (where pathology laboratory evaluation is supplanted). On December 1, 1988, registrant acquired Laser Diagnostic Instruments, Inc. ("LDI"), a wholly owned subsidiary whose principle asset was a patent "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence," US patent number 4,930,516 June 5, 1990. On August 8, 1998 in a US Patent Office re-examination. the "516" claims were expanded from 9 to 59. Our research and development activities are clustered around this patent and 26 related patents acquired by Mediscience as either owner or exclusive licensee. The fundamental process used by these patents is the interpretation of optical imaging data gathered by exposing select areas of tissue to various forms of electromagnetic radiation. Our work with co-founder Dr Robert Alfano demonstrates that the use of fluorescence leaves provides a different and distinct molecular "signature"from normal or cancerous tissue. That signature, in turn, can be converted into a specific algorithm that can distinguish malignant tissue from normal tissue." Our collective IP claims inter-relate in the process of non-invasively detecting cancerous tissue within the body. Registrant regards its related patent cluster as pioneering, and seminal in the area of cancer and physiological change diagnosis using its IP fluorescence spectroscopy both in-vivo and in-vitro. Registrant believes the Company's technology, if successfully developed commercially will have enhanced diagnostic sensitivity and specificity with substantial commercial appeal due to its: non-invasive nature and delivery of immediate results.

         Dr. Robert Alfano, co-founder of registrant formed Alfanix Ltd. a New York State for-profit company. (See 8-K dated March 3., 2006) under alliance contract with Registrant (see 8-K dated March 3., 2006 and 8KA dated May 18,
2006) to explore enhanced algorithmic development for the CDR (CD-Ratiometer) unit, upon Registrants discretionary, selective, sole project approval, and RFCUNY non-conflicting contract approval. Alfanix Ltd. may suggest investigative relationships to registrant for Registrants management review and Board consideration for registrants discretionary approval

         "Compact Photonic Explorer" (CPE): Registrant is partnered with its equity investor Infotonics Technology Center of Rochester New York (a consortium of Corning, Eastman Kodak and Xerox) and contractually acquired all Infotonics patent rights to the "Photonic Pill." Both are developing the (CPE), for medical applications to detect cancer and /or physiological change in vivo in humans. The product is being designed to take an optical biopsy at the molecular level of various areas in the human digestive tract utilizing Registrants proprietary IP molecular spectroscopy. The first project for the (CPE) is to target diagnosing various forms of cancer throughout the GI tract in real-time. The
(CPE) incorporates registrants IP photonics platform that utilizes the inherent physical characteristics normal, pre-cancerous, and cancerous tissues exhibited when illuminated with light of specific frequencies. Commercialization requires specific engineering and implementation decisions be made concerning the components and composition of the pill, including the selection of a particular light emitter, light detector, power source, position detection means, and casing design.

         The three main competitors in the optical biopsy pill market today are Given Imaging, Olympus Optical LTD, and Smart Pill Corporation. Each company offers a product supported by a different technical platform and with inherently different capabilities. Given's PillCam involves recorded white-light optical imaging and analysis, Olympus Optical LTD's EndoCapsule involves real-time optical imaging, transmission and analysis, and SmartPill involves chemical analysis of tissue as opposed to optical imaging. Registrants and Infotonics, based on in depth market and technology review (see 8-K Mar. 26, 2006) believe that a photonics technical platform of optical biopsy

(CPE) introduces a new, better and more market promising concept into the emerging endoscopic ingestible pill market. In brief, the CPE employes autoflourescence sensing and imaging that provides diagnostic information beyond that possible with the white-light imaging used by Given and Olympus. (See CITIGROUP/Smith Barney Analyst Report 10-1-2004 by Peter Bye. Page 20 Registrant-Info tonics). (See 8-K filing w/ Syracuse University Law 57 pg. report exhibit May 26, 2006)

         On March 29, 2006 the FDA approved as a "Non-significant Risk Device Study, Registrants multi-center pilot study approval adjunct to the PAP intended to establish the safety and parameters of efficacy of the (CD-R) for cancer detection of the cervix preliminary to a pivotal study. The CD-R unit will be used to detect changes in the cervix using a non-invasive/minimally invasive and painless optical technology with a disposable probe to identify anomalous areas, with cancerous or pre-cancerous tissues. The Purpose is to provide immediate real-time cancer diagnosis reading in the Doctors office with accuracy presently not available in the conventional PAP approach. The intent of the CD-R technology is to replace the PAP including deployment in global regions where PAP smears are not widely available.

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

         Strategy

         The Company's strategy is maximize the value of the Company's IP platform (over 25 patents in the areas of tissue spectroscopy and optical imaging with applications in cancer detection) as a modern alternative to traditional endoscopy; to commercialize real-time early cancer screening and detection devices with less invasive ways of detecting abnormalities in the human body based upon our IP platform, completed proto-type's, and expertise in the area of fluorescent molecular imaging. In addition to seeking conventional investment into the Company registrant can use its wholly owned subsidiary LLC's, each with its own IP supported application. Our first effort Medi-Photonics development LLC, (NY) is focused on early cancer screening and detection by CD-R for cervical cancer adjunct to the Pap smear. Other considered IP platform targets on early cancer are, mouth, colon, esophagus, and potential applications of its ingestible "(CPE)." The ultimate goal of registrant's optical biopsy IP is to algorithmically specifically identify whether "a tissue is malignant, dysplastic [pre-cancer] or benign; in addition to whether it is invasive cancer in any endoscopic, laproscopic or stereotactic procedure. Registrant independently and with equity investor Infotonics Research is actively exploring strategic distributors, partners, and investors.

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

         Registrant contract with the Research Foundation City University of New York (RFCUNY) effective June 10, 2002 imposes registrant a royalty rate of 3.25% as to those patent/patent applications of a medical nature not totally owned by registrant. RFCUNY received the following consideration, issuance to RFCUNY of 283,228 SEC 144 shares and a five (5) year. Warrant to providing (RFCUNY) the right to purchase six hundred thousand (600,000) SEC restricted 144 shares of registrant at one dollar ($1.00) per share expiring June 10 2007. RFCUNY also received from registrant payment of all appropriate patent preparation and filing fees and all US, Japan, EU Patent Office maintenance fees associated with the patents and applications listed in Exhibit A. The agreement affirms Registrant's ownership and/or exclusive license of all MEDICAL APPLICATIONS embodied in Registrants patent list attached to the contract as exhibit A.

         According to the terms registrant must negotiate a minimum royalty Agreement within 5 years of the date of filing with the RFCUNY, or all licensed patents for which product commercialization has not yet occurred. Our collective IP claims inter-relate in the process of non-invasively detecting cancerous tissue within the body thus, Registrant believes that present Mar. 29, 2006 FDA pilot approval is a significant "product commercialization" as well as the FDA effort performed by Memorial Sloan Kettering Cancer Center, supervised by Dr Stimson Schantz (see scientific advisory board for CV) using a rat esophageal model demonstrated that fluorescence could detect precancerous changes in the rat esophagus prior to any visual indication of malignancy. This in vivo oral cancer study at MSKCC was able to discern differences between normal healthy controls and "normal" appearing contra lateral sites in oral cancer patients achieving Phase I FDA approval. We currently have instrumentation which may probe the following organ sites: oral cavity, cervix, aero-digestive tract and colon. Use in the aerodigestive tract and colon requires that our instrumentation be coupled to an endoscope. We have already coupled our instrumentation to various GI tract endoscopes and our technology is embedded in the (CPE) photonic pill patent.

         The Products

         Registrant is developing products in the areas of cervical, probe GI, ingestible pill camera, and oral cavity probe that employ Molecular Optical Biopsy IP for cancer screening and diagnosis. The Company's devices are based upon the Company's Cancer Detection ("CD") Scan, CD Ratiometer and CD Map. These devices use lamplight to provide a broad spectrum of safe, scanning excitation light wavelengths to insure that the appropriate target tissue molecules are sufficiently fluoresced to provide maximum diagnostic sensitivity. A fiber optic probe is attached to each of our devices to transmit the optical excitation signal. The CD instruments demonstrate a great deal of versatility and a broad range of potential platform applications depending on the designated configuration of the fiber optic probe and associated imaging optics. The probe can be configured as hand held for easy-to-access areas such as the oral cavity or the skin surface, or it can be fed down the working channel of a Rigid or Flexible Endoscopes for assessment of the upper or lower GI tract, or through a Cystoscope for study of the urinary tract, or Colposcope for gynecological evaluation or Laparoscope's for evaluation of internal organs, and fed through a core biopsy needle to optically assess breast tumors or other deep tissue tumors, e.g. the pancreas, liver or prostate.

         The CD Scan is used in medical research to help define the critical scanning and emission wavelengths for our two other prototypes products. It provides optical scanning capability over a broad spectrum of optical wavelengths for the evaluation of tissue.

         The CD-Ratiometer (FDA Mar. 29, 2006 approved for Pilot clinicals) is a compact instrument with user-friendly features and characteristics and has been designed to optically assess the target tissue only at pre-established optical wavelengths and to instantaneously report out a "yes "no" or "maybe" result on a computer screen. The CD-Ratiometer will provide fluorescence images of target tissue as well as computed diagnostic information. We expect that the CD Ratiometer with its anticipated assortment of disposable probe designs will be the preferred product for medical practitioners to use in the office or clinical setting.

         The Compact Photonic Explorer (CPE), Infotonics/Registrants Pill is being designed with the merging of optical imaging techniques (fluorescent light, excited photonic light, and varying spectroscopy techniques) and Infotonics nano-technology miniature-scaling attributes and capabilities. Such compact devices use three-dimensional mechanical components of various configurations on a miniaturized scale including an optical component, resulting in a Molecular Optical Biopsy Pill system. Registrant and Infotonics believe the CPE would provide the ability to treat cancer through manipulation of visible and ultra-violet fluorescence incorporating the science of registrant's photonics cancer-detection IP platform to the (CPE) thus quickly and accurately detecting and treating cancerous and pre-cancerous growths in vivo.

         Research and Product Development

         The utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans was first discovered in the early 1980's by Dr. Robert Alfano co-founder of registrant, and President of Alfanix: (see Alfano CV, chairman of registrant's scientific advisors). Dr. Alfano is currently employed as a faculty member affiliated with the physics department at CUNY since 1972. In 1992, registrant financially assisted in the establishment of the Medi-photonics Laboratory ("MPL") at the City College of New York to provide research and development services in the area of tissue spectroscopy and cancer detection and other biological applications.

         The staff of MPL, which is supervised by Dr. Alfano, developed several generations of the CD prototype device and has conducted in vitro, pre-clinical testing of various human tissue types to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about native fluorescence characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the issued and pending patents which registrant owns outright or possesses world wide exclusive license. This in-vitro pre-clinical research and development work also provided the starting basis for the optical scanning parameters for the Company's in vivo human clinical studies.

         Clinical Development

         Registrant's products are designed primarily to be used directly on human patients in-vivo. Part of the process of product development and FDA approval is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness of one or more of the Company's prototype CD products for each intended diagnostic application (labeled or intended use). Because of potential clinical utility of our technology and prototype CD products, we have developed collaborative clinical relationships with highly regarded cancer center research hospitals in the United States to assist in FDA clinical evaluations of our prototype products, present and future. These institutions include Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), each of New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston.

         An FDA approved Phase I clinical feasibility study of the upper aero-digestive tract was carried out at Memorial Sloan-Kettering under the principal investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention, member of Registrants scientific Board. It was established in this Phase I FDA approved study that the Company's CD Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity using its technology. Phase II and III clinical studies in the upper aero-digestive tract can be submitted for FDA consideration on funding availability. Registrant intends to re-visit this important area in the future.

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

         Business Development and Marketing

         The market for optical biopsy-related products is intertwined with the impact of cancer on society and the benefits incurred through early detection via various medical devices. The National Institute of Health reports cancer is responsible for one out of every four deaths in the United States. Approximately 400,000 to 500,000 people in the United States died of one or more cancers yearly. The financial costs of cancer reported in 2005, direct: medical costs of cancer care totaled $74 billion, lost productivity and other effects added an additional $136 billion. More than 1,200,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society and as many as 85 million people currently alive in the United States, nearly 1/3 of the population, will develop cancer during their lifetimes. Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is critical for successful treatment for the majority of cancer types still remains true. Registrant early diagnosis IP platform suggests broad application potential. Registrant has chosen as its first entry the improvement of Pap tests. Cervical cancer is the second most common cancer among women. The cancer is usually caused by common papilloma viruses, which are spread through sexual contact. The Pap smear is the most widely used screening technique (some 50 million PAP smears are performed in the U.S. annually) in which cervical cells collected by physicians are sent to laboratories for analysis (the total cost ranges between $35-$50); however, the Pap test generates a significant number of both false positive (as much as 40-50%) and false negative results (as much as 20-40%). The Company believes that its photonics technology offers the ability to significantly improve sensitivity and specificity (to >90%), with potential cost savings to the health care system in excess of $1B annually. If one penetrates only 1% of the PAP market with registrants CD-R after market approval by the FDA the sales for product ands disposables would be significant.

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

         We believe that our technology incorporated into one or more of our prototype CD products will be useful in diagnosing and staging for a wide range of the more than 100 known types of cancers. In addition to the pre-clinical and clinical evaluations currently projected or already completed, i.e., upper aerodigestive tract, breast and esophagus, we are in the process of creating a prioritized list of other potential applications to evaluate on a pre-clinical basis. If successful, on a pre-clinical basis, we contemplate progressing to the clinical evaluation phase and pre-market approval ("PMA") application phase.

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

         We have, in the past, and continue to encourage any possible collaboration especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, if we are successful in fostering them, are expected to add value to the Company by leveraging our financial resource base with development and licensing revenues that the Company can then use to help fund the development of its own products. We also believe that a market for our CD products will exist in Latin America, Africa, India the European Union and possibly Asia. We contemplate making a concerted effort to identify one or more possible licensees to help develop our products or variations thereof for key markets during 2007-2008

         Manufacturing

         Our prototype products have been assembled through 2006 by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. Starting in 2007, reengineered prototypes will be developed through our New York subsidiary BioScopix inc. and equity associate Info tonics Technology Center, using advanced optical components that will positively impact overall system cost and size. Although additional design improvements will likely be required to refine the current prototype products for commercial use, we still believe that the key components will be available from one or more suppliers. The manufacture of our products will be carried out by our New York subsidiary BioScopix Inc.

         As needed BioScopix Inc. will use manufacturing contractors who will be selected from a list of highly qualified New York companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices (GMP) in accordance with FDA guidelines. Additionally, an opportunity for a business arrangement with a major marketing co-developer could involve manufacture as well. We have also discussed with Infotonics Research the establishment of Registrants BioScopix Inc incubation site for business purposes and on site manufacturing at their Rochester NY campus. This location would include New York State tax abatement benefits as well as the potential for Empire State EDA funding and NYSTAR grants.

         Competition

         CD-R

         Our IP Platform of Molecular In-vivo tissue autofluorescence and spectral analysis represents a new diagnostic paradigm. The goal of optical biopsy is determine whether "a tissue is malignant, dysplastic [pre-cancer] or benign; in addition to whether it is invasive cancer. The use of fluorescence produces a different "signature" depending on whether it is used on normal or cancerous tissue. That signature, in turn, can be converted into an algorithm that can distinguish malignant tissue from normal tissue. Registrant believes its methods are less invasive than traditional surgical biopsies --no tissue is excised from the body, results are instantaneous, more sensitive to change, and possibly more accurate than other methods. Our IP when developed offers the promise of providing cost effective and user friendly screening with increased sensitivity and specificity, and ultimately, replacing excision biopsy as the diagnostic gold standard. There is intense competitive activity in this area; with at least seven companies to date conducting active research and development programs, as well as the recent development of FDA approved HPV vaccines.

         Current screening systems are dominated by the Pap smear and colposcopy, as well established and pervasive, and now the entry of Vaccines (Merck Glaxo). Improvements and new technologies for cervical cancer detection include Digene Corp. human papilloma Virus testing and Cytyc Corp's "Thin-Prep." There are companies and institutions attempting to develop products using bio-photonic technologies in cervical cancer detection including Spectrx Inc, MD Anderson, and University of Michigan. Mediscience/BioScopix Inc. and its equity associates RFCUNY, and Infotonics Technology Center will continue to develop devices that are more accurate, easier to use and/or less costly to administer to maintain competitive advantage.

         Of special interest are HPV vaccines: by Merck and Glaxo. Registrant's screening and Vaccination, are complimentary - each providing a tool to fight cervical cancer. HPV has two different target populations. The first is those who have not been infected with HPV, but are at risk for infection. This population is in need of prevention. The second consists of those already infected with HPV and those who will become infected (subjects for whom prevention failed or not yet available). This population is in need of continual screening, diagnosis, treatment and post-treatment monitoring.

         For the first group, vaccination is the important part of the solution and there are many issues which may take significant time to resolve (i.e. vaccines efficiency, need for repeated boosters, duration of immunization, failure of immunization, emergence of new strains of viruses, etc). Merck's short studies show that their vaccine only targets two carcinogenic strains of HPV (HPV 16 and 18) out of 35 sexually transmitted strains of the virus. HPV 16 and 18, combined are responsible for 2/3 of cervical cancer and pre-cancer cases. The other 33 strains as well as other potential but unknown factors, which are not prevented by the vaccine, are responsible for the other 1/3 of the cases. It will take many years to vaccinate a significant fraction of the worlds at risk population. During this period, the CD-Ratiometer can provide an efficient, cost effective, screening tool. Merck advises that despite the results obtained with their vaccine, patients MUST BE FOLLOWED WITH PAP SMEARS indefinitely. The vaccines will apply only to target population <15 year of age.

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

         Significant competitive approaches to cancer screening include, X-ray, CT, ultrasound, magnetic resonance and radionuclide imaging technologies; all based on the detection of intra-tissue structural abnormalities and are not suited to the evaluation of tissue surface lesions.

         Our proprietary IP represents a new diagnostic paradigm. It offers the promise of providing a more cost effective and user friendly screening procedure with increased sensitivity and specificity, and ultimately, of replacing excision biopsy as the diagnostic gold standard. We believe that we have strong intellectual property position that will permit us to achieve a strong position in this new area; competition from both new and established firms, continues to be intense. Many of these firms have greater resources than registrant and more experience in the field of cancer diagnostics. Finally, there can be no assurances that the Mediscience Technology, even if developed successfully, will be accepted commercially in the marketplace in any application format.

         The competitors in the optical biopsy pill market today offer a product supported by a different technical platform and with inherently different capabilities.

         Photonic Pill (CPE)

         Given's PillCam involves recorded white-light optical imaging and analysis, Olympus Optical LTD's EndoCapsule involves real-time white-light optical imaging, transmission and analysis, and SmartPill's involves chemical analysis of tissue, Registrant/Info tonics Pill (CPE) utilizes molecular autoflourecsence sensing

         The four scientific platforms upon which pill technology is being produced use micro-electromechanical and micro-optic-electro-mechanical systems technology combining the features of remote operation with MEMS and MOEMS technology and in vivo imaging, (GIVEN-OLYMPUS) or in, chemical analysis (SMARTPILL), or in the use of autoflourecsence data (MEDISCIENCE).

         Scientists are able to create in vivo systems that can collect large quantities of data and transmit that data to external systems while the device remains in vivo to enable doctors to navigate through the body to collect visual chemical or photonic data. The expectation is that such developments will allow doctors to generate new tests and better analyze and diagnose disease in the upper GI tract and other parts of the body through less invasive and disruptive methods for the patient. The efforts of Infotonics, in conjunction with Mediscience Technology Corp. and BioScopix Inc., to develop a photonics biopsy pill based on a photonics platform that utilizes the inherent molecular physical characteristics of normal, pre-cancerous, and cancerous tissues exhibit when illuminated with light of specific frequencies, registrant believes, represents the next step in diagnostic technology.

         INFOTONICS, This technology is based on registrants IP Platform and continued research at Infotonics. Registrant's photonics-based optical biopsy pill introduces a new and promising concept into the imaging pill market of molecular Optical Biopsy. Commercialization of the (CPE) requires the finalization of specific engineering and implementation decisions concerning the components and composition of the pill.

         Infotonics/Registrant's Optical Biopsy Pill has the capability of merging registrant's optical imaging techniques and nano-technology miniature-scaling. Such compact devices use three-dimensional mechanical components of various configurations on a miniaturized scale including an optical component, resulting in an ingestible Pill system. Registrant believes that its (CPE) would provide an additional functionality of actually possessing the ability to treat cancer through manipulation of ultra-violet and visible autoflourecsence by incorporating much of registrants underlying IP platform science of photonic cancer-detection. Dr. Alfano's research indicates that use of fluorescent light, excited photonic light, and varying spectroscopy techniques will aid in more quickly and accurately detecting and treating cancerous and pre-cancerous growths in vivo.

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

         Infotonics, with the approval of registrant, commissioned Syracuse University Law to prepare an in depth analysis of the ingestible Pill market, the over-all business opportunity and an evaluation of the four participant technical platforms utilized in respective ingestible Pills. The report covered in depth registrants (CPE) effort utilizing photonics-based optical biopsy technology as its technology base. (See 8-K filing w/Syracuse Univ. 57 Pg. report exhibit May 26, 2006

         o The report concludes that the Photonic Biopsy Pill demonstrates great promise in providing a non-invasive, preliminary means of detecting in vivo pre-cancerous and cancerous tissues in the upper digestive tract.

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

         GIVEN IMAGING: PillCam(TM) Capsule Endoscope, approved by the FDA, a non-reusable capsule taken with water the same way an ordinary pill is taken. Capable of transmitting 50,000 color images to be reviewed for medical significance. The purpose is to process collected data and translate it into a video image of the small intestine. The Given system allows doctors to look at, alter, save, or e-mail the video, as well as save snapshots of the video or small video clips Given Diagnostic system is marketed in the United States as well as sixty other countries. Given Imaging, with a present $600 million market capitalization is a young and rapidly growing company. (See CITIGROUP/Smith Barney Analyst Report 10-1-2004 by Peter Bye. Page 20 "Registrant-Infotonics" identified as competitors).

         OLYMPUS: camera pill is the ingestible EndoCapsule, available in Europe since October, with FDA approval pending in the United States. Like the Given product, the Olympus camera pill generates white light images of the digestive tract, providing an alternative to conventional white-light endoscopy. It transmits images via a "built-in capsule antenna," which is capable of transmitting to the data recorder at a rate of two images per second.

         SMARTPILL: ingestible capsule endoscopy provides data to a computer, which monitors the progress of the pill. It is not a camera pill at all, it does not produce a visual image rather it is a mechanism that uses sensors to record and transmit data regarding pressure and pH levels as it moves completely through the entire GI tract. Currently SmartPill is still a work in progress. Clinical trials for SmartPill began in March of 2005, and successfully completed the first phase of its clinical trials.

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

         Although registrant believes that our cancer diagnostic products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure needed funding and all governmental approvals or licenses, which could delay or possibly preclude us from completing our FDA process and/or marketing our CD products. To the extent that we intend to market our CD products in foreign markets through BioScopix Inc or others, we will be subject to foreign governmental regulations, as well as USA, with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

         Patents and Proprietary Rights

         April 14, 2003 registrant secured the exclusive world-wide license for US patent "Stokes-Shift Fluorescence Spectroscopy for Detection of Disease and Physiological State of Specimen". The patent was filed under the Patent Cooperation Treaty ("PCT") (1970) for EU approval on January 23, 2004 and continues in that process.

         October 18, 2005 registrant agreed to secure the exclusive world-wide license rights for US patent disclosure US 60/725,670 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" from RFCUNY.

         Dr. Robert Alfano and registrant believe that all recent filings plus registrants achieved IP claims in totality inter-relate in the process of non-invasively detecting cancerous tissue within the body and on issuance would extend the Company's core IP technology 17+ yrs expanding, maintaining and continuing registrants IP position in the Optical Biopsy field. Registrant regards this accumulated and related patent cluster as pioneering, blocking and seminal in its area of cancer and physiological change diagnosis both in-vivo and in-vitro. (See Patent list infra.)

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

         Our Patents

         Registrants independently owned and inter-related IP patent cluster acquired through contract with the Research Foundation City University of New York (RFCUNY), see 8-K filed June 1, 2002, Attachment "A" MTC Licensed/Funded
Patents:

         ATTACHMENT "A"

         Medical Diagnostic Optical Technology

         US Patent application US 60/725,670 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions"

         # 7,192,783 March 20,2007 US Patent issued "Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen".

         #5,042,494,August 27, 1991, Method and Apparatus for Detecting Cancerous Tissue using Luminescence Excitation Spectra, R. R. Alfano.

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

         Employees

         As of February 28, 2007 the Company had one (1) full-time employee/s in its New York Subsidiary Medi-photonics LLC Peter Katevatis Chairman CEO, one (1) retained consultant/s, Dr. Robert R. Alfano and one part-time employee Frank Benick CFO

         As of February 28, 2006 the Company had two (one) full-time employee/s in its New York Subsidiary Medi-photonics LLC Michael Engelhart President COO, Peter Katevatis Chairman CEO, two (one) retained consultant/s, Dr. Robert R. Alfano and John Matheu and one part-time employee Frank Benick CFO

         Michael Engelharts three year employment agreement terminated April 23, 2006. (his employment contract is part of and an attachment to Registrants SEC 10-K 2003 page 44 "Employment contract and warrants Exhibits "A","B","C" herein incorporated by reference. See subsequent events Item 14 John Matheu one year consulting agreement terminated April 6, 2006 by its terms.

         Neither the full or part-time employees nor the retained consultants are governed by any collective bargaining agreement; the relations between the Company and its present employees and retained consultants are believed to be satisfactory.

Item 2.       Description of Property

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

Item 4.       Submission of Matters To A Vote Of Security Holders

         None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         Market Information

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

         Holders

         As of February 28, 2007, the approximate number of all holders of record of the Company's Common Stock 735 and Series A Preferred Stock -0-

         Dividends

         The Company has not paid or declared any dividends on its Common Stock since its inception, and intends to reinvest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.       Management's Discussion and Analysis

         The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 7 of this annual report on Form 10-KSB.

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

         In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, Patent licenses and their related costs including the maintenance of Patents licenses and all costs incurred in connection with acquiring patents, patent licenses and other proprietary rights related to our commercially developed products, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Risk Factors."

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

         Fiscal Years Ended February 28, 2007 and 2006

         Revenues

         We had no revenues during the year ending February 28, 2007 and February 28, 2006. Our primary focus was our continued development of our light-based technology.

         General and Administrative Expense

         General and administrative expenses decreased approximately $734,000 or 39% during the current year ended February 28, 2007 as compared to the year ended February 28, 2006. This decrease is net of both increases and decreases in key general and administrative expense categories. Included in the decrease in general and administrative expenses is a decrease in consulting costs, approximating $518,000 during the current year when compared to the prior year. The decrease was partly comprised of approximately $381,000 of deferred costs amortized as an expense, as compared to approximately $795,000 of deferred costs amortized as an expense in the previous year, resulting in a decrease of $414,000. The overall decrease in consulting costs was complimented by a decrease of $12,500 in other consulting costs expended, all associated with corporate management, investor relations, marketing opportunities, product development and corporate funding. Advertising, travel and marketing decreased approximately $29,000 in the current year when compared to the prior year. In the prior year, the Company was very active in pursuing the establishment of copromotional arrangements for the marketing, distributing, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives. Included in the decrease in general and administrative expenses is a decrease in professional fees approximating $38,000 during the current year when compared to the prior year. In the prior year, the Company had incurred additional professional fee costs associated with a Securities and Exchange Commission Filing and had previously employed an accounting consultant which subsequently became employed as the Chief Financial Officer. Also included in the decrease in general and administrative expense is a decrease in salaries, wages and related costs approximating $88,000 during the current year when compared to the prior year. The decrease in payroll costs was net of an increase of $35,500 of payroll costs associated with the employment of the Chief Financial Officer, who was previously employed as an accounting consultant. All other general and administrative expenses decreased approximately $61,000 during the current year when compared to the prior year. The largest item of decline within the other general and administrative expense category was rent expense for an office in New York ($7,700).

         Research and Development Expense

         Research and development expense decreased approximately $61,000 during the current year ended February 28, 2007 when compared to the prior year ended February 28, 2006. This decrease was comprised of net increases and decreases in several key research and development categories. Included in the increase was approximately $15,000 in payment, both associated with the Company's agreement with Alfanix Technology to construct sophisticated photonics devices for cancer diagnostics and to introduce the devices in Latin America for testing on human subjects. Also included in the increase was $30,000 in payments to Infotonics for preliminary work in conjunction with the development of the Compact Pill Explorer (CPE). The decrease was partly comprised of approximately $177,000 of deferred costs amortized as an expense, as compared to approximately $151,000 amortized in the previous year, resulting in a decrease of $27,000. Also included in the decrease was approximately $133,000 in payments made to Research Foundation of the City University of New York.

         Liquidity and Capital Resources

         We had a deficiency in working capital as of February 28, 2007 of approximately $3,404,000 compared to a deficiency of approximately $3,012,000 at February 28, 2006 or an increase in the deficiency of approximately $392,000 for the current year ended February 28, 2007. The increase in the deficiency was comprised of an increase of approximately $24,000 in current assets and a decrease of approximately $415,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries, and wages and other general obligations.

         Cash flows from financing activities was $425,000 for the year ended February 28, 2007, primarily related to the proceeds from the private placement of common stock. The proceeds from the private placement will be primarily used for working capital and clinical development of certain prototypes, regulators, medical and scientific affairs, and market research.

         Our ability to continue our operations is largely dependent upon obtaining regulatory approval for the commercialization of our cancer detection technology. There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted. We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions. We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of its cancer detection technology. Such arrangements, if established, may include up-front payments, sharing of sales revenues after deduction of certain expenses, and/or product development funding. Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications. While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources needs for the short term from the private placement of our securities and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as copromotion arrangements, will be obtained on a satisfactory basis, if at all. In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations. Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for our products;
(iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co -promotion arrangements.

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

         In foreign countries, including Latin American and European countries, we are also subject to government regulation, which could delay or prevent our ability to sell our products in those jurisdictions. In order for us to market our products in Latin America or Europe and some other international jurisdictions, we and our distributors and agents e.g. ALFANIX LTD must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. For example In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe and similar requirements would prevent us from selling in Latin American countries.

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

Item 7.       Financial Statements

         The information that appears following Item 14 of this report and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A.      Controls and Procedures

         Evaluation of disclosure controls and procedures.

         Our Chief Executive Officer and principle financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principle financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controlled system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Changes in internal control over financial reporting.

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

        MEDISCIENCE TECHNOLOGY CORP. STRUCTURES AND GOVERNANCE PROCEDURES

         Over the past few years, new legal and regulatory requirements have caused corporations to adopt many new governance practices and to formalize previously informal practices. In developing and refining our practices during this period, we have been fortunate to build on a history of strong governance. We have sought not only to comply with new requirements, but to adopt best practices ensuring that we maintain the highest standards of ethics while building value for all of our stakeholders. The information, documents and policies described in the Corporate Governance area of our Web site MEDISCIENCETECH.com represent both the key components of our corporate governance and the result of our continuing attention to governance matters. Those components include:

         o        All Board Committees

         o        Corporate Governance Guidelines

         o        Code of Ethics

         o        EDGAR Filings

         o        Governance and policy

         Executive Officers, The Board/Committee Accountability, Audit and Internal Control Framework

         Executive officers: The Chief Executive of Mediscience Technology Corp. and other senior executives are responsible for the day-to-day management of the Company. The Executive Committee which comprises the executive directors and certain other senior executives of MTC (the 'Executive Officers'), assists the Chief Executive in the management of the business. The following are Executive Officers of MTC and all, are members of the executive committee: John Kennedy, Peter Katevatis Esq., Michael Kouvatas Esq.

         Board/Committees/Corporate Governance

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

         Corporate Governance policies and procedures applied

         The Company's Shares are listed on the NASDAQ BB OTC and the Company is therefore subject to the rules of the NASADAQ as well as the US securities laws and the rules of the US Securities and Exchange Commission ("SEC" as applicable.) . The Board believes that it has complied throughout the year with both SEC and NASDAQ BB requirements related to corporate governance, with the exception that, our Executive Board committee does not consist wholly of independent directors. Registrant has recently applied for listing on the new proposed NASDAQ OTC tiered framework as a company fully in compliance with Sarbanes but trading under $1.00

         The Board: The Board of Directors of MTC consists of an non-independent Chairman/CEO, Peter Katevatis and 4 directors. The meetings of the Board and the various committees are described specifically infra. Board management has a formal schedule of matters reserved for its decisions which include the approval of certain policies, budgets, financing plans, large capital expenditure projects, acquisitions, divestments and treasury arrangements and traditionally delegates specific responsibilities to counsel, Board Committees and/or board members. It reviews key activities of the businesses and considers and reviews the work undertaken by the Committees and/or board members. The board is charged with evaluating the performance of registrants executives performance. Board meetings are held to enable directors to have a greater understanding of the business and to query the management. D&O questionnaires are distributed each year to be executed and sworn to by each director for use by registrant internally and in audits as a requirement of corporate due diligence. All fully participating and available directors have full and timely access to all relevant information and, if necessary, to independent professional advice. Legal updates relevant to Mediscience corporate issues is periodically distributed and put into board minutes by inside counsel Peter Katevatis Esq., who is responsible to the Board for ensuring that Board legal procedures are complied with.

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

         The principal activities of the Audit Committee during the year ended February 28, 2006 include consideration of the reports on the quarterly reports, interim and annual accounts; Consideration of the proposed changes to US GAAS brought to the attention of the committee by auditors and CFO Frank Benick; The Audit Committee has responsibility for: Monitoring the integrity of the Company's accounts, ensuring that they meet statutory and associated legal and regulatory requirements and reviewing significant financial reporting judgments contained; Monitoring announcements relating to the Company's financial performance; Monitoring and reviewing the effectiveness of the Company's internal audit function quarterly (10-Q) and annually (10-K); Making recommendations to the Board, regarding the appointment, re-appointment and removal of the external auditors, as appropriate; Approving the remuneration and terms of engagement of the external auditors; Monitoring and reviewing the external auditors' independence and the effectiveness of the audit process; developing policy for and pre-approval of the external auditors to supply non-audit services; Monitoring the effectiveness of internal financial controls; Reviewing the operation of the risk management process; and Reviewing arrangements by which staff may raise complaints against the Company regarding financial reporting or other matters.

         Code of Business Principles:

         The Board of Directors has adopted a Code of Ethics for all officers and directors which is available here and at MEDISCIENCETECH.com and is available on request. It applies to all Executive, Officers and Directors. There have been no waivers to any of the Code provisions nor any amendments made to the Code during 2006 or up to February 28, 2007 and/or the date of this 10-KSB 2006 SEC EDGAR filing.

         These systems, including but not limited to a review of registrants approach to internal financial control, its processes, outcomes and disclosures; review of the reports from the auditors past and present on their professional and regulatory compliance in order to maintain independence and objectivity, including the possible rotation of partners; all which accord with within the provisions OF Sarbanes-Oxley Act"code" applicable to registrant as a Non-Accelerated SEC filer have been in place for Fiscal year ending Feb 28, 2007 and 2006 involving the identification, evaluation and management of key risks through business reviews by the Board; and the review by the Audit Committee of internal financial controls and the management process. These systems are to be reviewed annually by the Board.

         It is important to advise that such systems are not providing absolute assurance against material misstatements or loss; these systems are designed to identify and manage those risks that could adversely impact the achievement of the MTC objectives.

         The Chairman/CEO and Chief Financial Officer Frank Benick have evaluated the effectiveness of the design and operation of registrants disclosure controls and procedures as at February 28, 2007. Based upon, and as of the date of, that evaluation, they concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the SEC reports that MTC files and submits is recorded, processed, summarized and reported as and when required. Management will continue to refine the governance issues for compliance effectiveness in year 2007.

         Corporate Governance and Management's Responsibility

         We, Peter Katevatis Chairman/CEO, John Kennedy Chairman Audit Committee, and Frank Benick CPA Chief Financial Officer, the Sarbanes compliant management of Mediscience Technology Corp., are responsible for the integrity and objectivity of the accompanying financial statements and related information. We are also responsible for ensuring that financial data is reported accurately and in a manner that facilitates the understanding of this data. We maintain a well-designed periodically reviewed system of internal accounting controls, encourage open, strong and effective corporate governance from our employees, consultants, executives. The Directors, continuously review business results and strategic choices and focus on financial stewardship. Our accountants and CFO monitor and critique our system of internal accounting controls designed to provide reasonable assurance material assets are safeguarded and that transactions and events are recorded properly. Our internal controls include self-assessments and reviews. During 2004 the Company invested significant time and cash resources (audit and legal review) addressing our internal control system, and our compliance obligations as a non-accelerated SEC filer (see SEC filed SB-2 130 pg. registration document effective Jan 12, 2005) in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We have concluded that our internal control over financial reporting was effective as of January 12, 2005 and continues so effective as of February 28, 2006 and February 28, 2007 We have a systematic certification program and a yearly sworn D&O questionnaire required of all directors to ensure compliance with these policies at all employee levels. Our Audit Committee of the Board of Directors is composed of (2) independent directors with the financial knowledge and experience to provide appropriate oversight. We review internal control matters and key accounting and financial reporting issues with the Audit

Committee on a regular basis including a quarterly 10-Q review and discussion meeting. In addition, the independent auditors, CFO and retained counsel may meet in private sessions with our Audit Committee to discuss the results of their work including observations on the adequacy of internal financial controls, the quality of financial reporting and confirmation that they are properly discharging their responsibilities and other relevant matters. Our Intent is to ensure that we maintain objectivity in our business assessments, constructively challenge the approach to business opportunities and issues and monitor our business results and the related controls. Our consolidated financial statements and financial data that follow have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based upon our best judgments. We are committed to present and discuss results of operations in a clear and transparent manner in order to provide timely, accurate and understandable information to our shareholders,

         In compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

         /s/  Peter Katevatis Esq., Chairman/ Chief Executive Officer

         /s/  Frank Benick, Chief Financial Officer

         /s/  John Kennedy, Chairman Audit committee

Item 8B.      Other Information

         Based In concert with equity partner Info tonics Technology Center and after review of the Company' s accumulated patent portfolio including both licensed and MTC proprietary IP it is the registrants position to concentrate its IP investment and product development effort in the CD-R and CPE in its most market viable applications as determined by the parties.

         The initial collaborative research and development agreement of Nov 9, 2004 between registrant and Info tonics has been successfully completed as of May 31, 2007 The parties have executed a new agreement dated May 31, 2007 filed as exhibit to an 8-K filing dated which continues their collaborative relationship. The parties will focus any and all secured investment into near-term market entry based upon MTC proprietary IP. All unrelated licensed IP (imaging in turbid media) will not be pursued as a Mediscience-Infotonic development effort. This continued partnership between BioScopix, Mediscience, and Infotonics presents an important opportunity for the advancement of medical equipment and diagnostic methods that utilize optical fluorescence and optical biopsy in the application and interpretation of induced auto fluorescence as a means of assessing biological processes.

         In furtherance of the parties continual pursut of grant support Medical consultant Dr. Fredrick Naftolin advised that registrant New York subsidiary BioScopix Inc. on May 24, 2007 was awarded $23,066 by the Finger Lakes New Knowledge Fusion Project Seed Grant Funding Program, forregistrants proposal entitled: "Use of Vulvar Autofluorescence in Dairy Cows to Improve Breeding."

                                    PART III

Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

         The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers. Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.


Name                            Age                         Position(s)
---------------------------  ---------  --------------------------------------------------
Frank D. Benick, CPA, CVA        58                   Chief Financial Officer



Peter Katevatis Esq.             73      Chairman of the Board, Treasurer, Chief Executive
                                                              Officer

John M. Kennedy                  69             Director, Vice President, Secretary

William Armstrong                89                          Director

Michael N. Kouvatas, Esq.        78                          Director


         Each director holds office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the discretion of the Board of Directors.

         No compensation has been paid to any individual for services rendered as a director.

         Management Biographies

         Peter Katevatis has served as Chairman of the Board of Directors and Chief Executive Officer since 1993 and as a director since 1981. As of April 24, 2006 he has served as interim President. On March 5, 2007 the board extended his employment agreement as CEO until 2015. (see 8-K dtd March 10, 2007) Mr. Katevatis was elected Treasurer of the Company in January 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, Penn. and Marlton, New Jersey, and is licensed as an attorney in New York and in the District of Columbia. Mr. Katevatis served as trustee of the New Jersey State's Police and Fireman Retirement Pension Fund from 1989 to 1996 and as a member of the New Jersey Investment Council from 1990 to December 1992. He is a member of the American Arbitration Association, serves a listed arbitrator with the National Association of Security Dealers, a member of the National District Attorney's Association and the New York Academy of Science.

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

         Board Committees

         The Board of Directors has six structured standing committees: Audit Committee, Committee on Corporate Governance, Compensation and Benefits Committee, Executive Committee, Finance Committee, and Committee on Public Policy and Social Responsibility. Members of the individual committees are named below: Registrant has retained a Chief Financial Officer with appropriate Sarbanes-Oxley credentialed experience.


                                                                                                                Committee on
                         Committee on                                                                         Public Policy and
                          Corporate           Compensation and                                                    Social
      Audit               Governance              Benefits            Executive             Finance            Responsibility
-----------------      -----------------      ----------------     -----------------    -----------------     -----------------
John Kennedy*          Michael Kouvatas       John Kennedy*        John Kennedy*        John Kennedy*          All directors
Michael Kouvatas       John Kennedy*          Michael Kouvatas     Michael Kouvatas*    William Armstrong
William Armstrong      Peter Katevatis        Peter Katevatis*     Peter Katevatis      Michael Kouvatas
                       William Armstrong
(*) Chairperson


         The Board has determined that John Kennedy is the audit committee financial expert. The Board, which is comprised of two independent directors, made a qualitative assessment of John Kennedy's and the other two member's level of knowledge and experience based on a number of factors, including their education and experience. The Audit Committee, its Charter is also available on the Company's website. MEDISCIENCETECH.com

         The Committee on Corporate Governance is comprised of four directors three of which are independent. The Committee assesses the size, structure and composition of the Board and Board Committees and acts as a screening and nominating committee for candidates considered for election to the Board. The Committee, Its Charter is available on the Company's website. MEDISCIENCETECH.com

         The Compensation and Benefits Committee, which is comprised of two independent directors, consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans. It makes recommendations on compensation generally, executive officer salaries, bonus awards and stock option grants, special awards and supplemental compensation. Its Charter is available on the Company's website. MEDISCIENCETECH.com

         The Executive Committee (3) which is comprised of two independent directors, Michael Kouvatas Esq. and John Kennedy-- -Peter Katevatis Esq. CEO, chair of the Audit committee, act for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.

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

         Since March 1, 2006 the Board of Directors met 4 times, August 29, 2006, December 19, 2006, January 30, 2007 and March 5, 2007, with all above committee members present. All incumbent directors attended 90 percent of the meetings of the Board and of the committees on which they served.

         Compensation Committee Interlocks and Insider Participation: NONE

Item 10.      Executive Compensation

         The following sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended February 28, 2007.


                                                         SUMMARY COMPENSATION TABLE

                                                                                               Nonqualified
                                                                                 Non-Equity      Deferred
                                                               Stock   Option  Incentive Plan  Compensation    All Other
                                                              Awards   Awards   Compensation     Earnings     Compensation    Total
Name and Principal Position     Year   Salary ($)  Bonus ($)    ($)     ($)          ($)             ($)           ($)         ($)
Peter Katevatis                 2007   $200,000      --         --       --           --              --      $60,961 (1)   $260,961
Chairman, Interim Pres.         2006   $200,000      --         --       --           --              --      $67,671 (1)   $267,671
and Chief Executive             2005   $200,000      --         --       --           --              --      $70,055 (1)   $270,055
Officer (PEO)

Michael Engelhart               2007   $ 60,000      --         --       --           --              --      $ 1,315 (2)   $ 61,315
President and Chief             2006   $120,000      --         --       --           --              --      $ 9,134 (2)   $129,134
Operating Officer (PEO)*        2005   $120,000      --         --       --           --              --      $ 4,030 (2)   $124,030


(1) Includes annual retainer of $50,000 for the provision of legal services, automobile expense of $ 5,882 and health insurance of $5,079 for 2007, an annual retainer of $50,000 for the provision of legal services, automobile expense of $ 5,292 and health insurance of $12,379 for 2006 and an annual retainer of $50,000 for the provision of legal services, automobile expense of $ 8,612 and health insurance of $12,043 for 2005.


(2) Includes health insurance of $1,315 for 2007, automobile expense of $1,730 and health insurance of $7,404 for 2006 and automobile expense of $710 and health insurance of $ 3,320 for 2005.


* Mr. Engelhart's employment contract as President & COO terminated by its terms April 23, 2006.

         Employment Agreements

         Peter Katevatis, our Chairman of the Board and Chief Executive Officer, has an employment agreement with us ending March 5, 2015. The Agreement provides that Mr. Katevatis will be compensated at an annual base salary of $250,000 (with an annual cost of living increase of no less than 6%) with a discretionary annual bonus in an amount to be determined in accordance with a formula to be agreed upon by the Board of Directors and Mr. Katevatis. The agreement may be terminated by us for cause upon ninety days notice and by Mr. Katevatis for any reason, and by us without cause, upon sixty days notice. If Mr. Katevatis is terminated by us without cause, he will be entitled to his base salary for the balance of the term of the Agreement and 200% of his annual bonus paid for the most recently ended fiscal year.

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

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE


                                            Option Awards                                        Stock Awards



                                                                                                                           Equity
                                                                                                                         Incentive
                                                Equity                                                Equity Incentive  Plan Awards:
                                              Incentive                                                 Plan Awards:     Market or
                   Number of     Number of   Plan Awards:                                    Market      Number of      Payout Value
                   Securities    Securities   Number of                         Number of   Value of      Unearned      of Unearned
                   Underlying    Underlying   Securities                        Shares or  Shares or   Shares, Units   Shares, Units
                  Unexercised   Unexercised   Underlying                        Units of    Units of      or Other        or Other
                    Options       Options    Unexercised   Option              Stock That  Stock That   Rights That     Rights That
                      (#)           (#)        Unearned   Exercise    Option    Have Not    Have Not      Have Not        Have Not
                                               Options     Price    Expiration   Vested      Vested        Vested          Vested
Name              Exercisable  Unexercisable     (#)        ($)        Date        (#)        ($)           (#)             ($)

Peter Katevatis

Michael Engelhart


                                                      DIRECTOR COMPENSATION TABLE
                                                                                         Change
                                                                                       in Pension
                                                                                       Value and
                                                                                      Nonqualified
                                                                        Non-Equity      Deferred
                         Fees Earned or                               Incentive Plan  Compensation    All Other
                          Paid in Cash   Stock Awards  Option Awards   Compensation     Earnings     Compensation  Total
Name                           ($)           ($)            ($)            ($)            ($)            ($)        ($)
---------------------    --------------  ------------  -------------  --------------  -------------  ------------  -----
Peter Katevatis Esq.            --            --             --             --             --             --         --

John M. Kennedy                 --            --             --             --             --             --         --

William Armstrong               --            --             --             --             --             --         --

Michael N. Kouvatas             --            --             --             --             --             --         --


         Scientific/Medical Advisory Board

         The Company established a Scientific Advisory Board in January, 1993 under the chairmanship of Co-Founder Professor Robert R. Alfano to provide critical review and analysis of its research and product development programs in the area of photonics (lasers and optics) and to serve as a source of information on new product ideas, new technologies and current research activities. Its function served the Company well during the formative stages of its research. With the completed research at CUNY and the now present emphasis on commercialization of our IP, the Board consisting of Dr. Alfano and one other continuing member, is being expanded to include increased representation from the medical arts, including pathology, OBGYN and will be staffed with medical specialists who are skilled in the medical fields of primary interest to the Company. We believe that we have attracted accomplished clinicians who will help guide us in clinical study design aimed at gaining regulatory approval for commercial applications of our diagnostic technology. They will also be called upon to advise us about priorities and unmet needs in their respective disciplines and in matters such as physician's habits and preferences that would bear on product design and configuration.

         Dr. Fredrick Naftolin Contracted Senior Medical Consultant Date of
Birth: April 7, 1936

1955          A.A., University of California, Los Angeles

1958          B.A., University of California, Berkeley (Honors)

1961          M.D., University of California, School of Medicine San Francisco
              (Honors)

1970          D.Phil., University of Oxford, Oxford, England

1961-62       Intern, King County Hospital, Seattle, Washington

1962-66 Resident, Obstetrics and Gynecology, UCLA Medical Center, Los Angeles (D.G. Morton)

1966-67       Research Training Fellow, University of Washington, Seattle (S.
              Klebanoff)

1967-68 Senior Endocrine Fellow, Department of Medicine, University of Washington, Seattle (C.A. Paulsen)

1968-70 Graduate studies, University of Oxford, Department of Human Anatomy, Oxford, England (G.W. Harris) Professional Experince:

1986          Director, Center for Research in Reproductive Biology, Yale
              University

1984 Professor of Biology, Department of Biology, Yale University (Joint appointment)

1982-83 Professor Invite, Department of Morphology, University of Geneva, Faculty of Medicine

1978 Professor and Chairman, Department of Obstetrics and Gynecology, Yale University School of Medicine

1975-78 Professor and Chairman, Department of Obstetrics and Gynecology, McGill University, Faculty of Medicine, Montreal

1975-78       Obstetrician and Gynecologist-in-Chief, Royal Victoria Hospital,
              Montreal

1973-75       Associate Professor of Obstetrics and Gynecology, Harvard Medical
              School

1972-73 Associate Professor of Obstetrics and Gynecology, University of California, San Diego

1970-72 Assistant Professor of Obstetrics and Gynecology, University of California, San Diego

1966-68 Research Associate and Assistant Chief, Gynecology Service, USPHS Hospital, Seattle, Washington

Selected Honors:

1958          Sigma Xi

1961          Alpha Omega Alpha

1968          J.P. Lane Award, United States Public Health Service Clinical
              Society

1968-70       NIH Special Research Fellowship (NICHHD)

1971          Squibb Prize paper, American Fertility Society

1975          Fellowship, American College of Obstetricians and Gynecologists

1975          M.A. (Hon.), McGill University, Montreal, Canada

1978          M.A. (Hon.), Yale University, New Haven, Conn.

1980          Fellow, Silliman College, Yale University

1982-83       Fogarty Senior International Fellow

1983          John Simon Guggenheim Jr. Memorial Fellow

1985          Wyeth Lecturer, Canadian Fertility and Andrology Society

1985 Royal College of Physicians and Surgeons of Canada Lecturer, University of Saskatchewan, Canada

1986 Royal College of Physicians and Surgeons of Canada Lecturer, University of Western Ontario, Canada

1986          Fellowship, The American Gynecological and Obstetrical Society

1988 Lecturer, Frontiers of Reproductive Biology, Society for Study of Reproduction

1988 Plenary Lecturer, First Congress of the International Society of Gynaecological Endocrinology

1989          Keynote Speaker, 17th Annual New England Endocrine Conference

1991-92       President, Society for Gynecologic Investigation

1992-93       Berlex International Scholar

1997          Latta Distinguished Lecturer, University of Nebraska Medical
              School

1997-98 President Elect, North American Menopause Society Scientific Committee Chairman, North American Menopause Society Fellow ad eundem of the Royal College of Obstetricians and Gynaecologists "Frederick Naftolin Fellowship in Reproductive Biology" to be awarded annually by McGill University Faculty of Medicine

1999 Visiting Professor, "Extraordinary Professor, Chair in Advances in Medicine in Reproduction", Complutense University, Madrid, Spain

Licensure:California Connecticut Specialty Board: Obstetrics and Gynecology
(1972)

Societies:

Alpha Omega Alpha, Sigma Xi, The Endocrine Society, The Pacific Coast Fertility Society (Honarary Member), Canadian Andrology and Fertility Societies (Honorary Member), Society for Gynecologic Investigation, International Society of Neuroendocrinology, International Society of Psychoneuroendocrinology, American Gynecological and Obstetrical Society, International Society for Gynecological Endocrinology .,Society for Neuroscience, North American Menopause Society,International Menopause Society, Israeli Fertility Society Editorial
Boards:

1998          Proceedings of the Society for Experimental Biology and Medicine

1997          Climacteric, Journal of the International Menopause Society

1996          Founding Editorial Advisory Board, African Journal of Reproductive
              Health

1995          Founding Editorial Board, Early Pregnancy: Biology and Medicine

1993          Founding Editorial Board, Menopause

1993 Founding Associate Editor, Journal of the Society for Gynecologic Investigation

1988-95       Biomedicine and Pharmacotherapy

1988-93       Resident and Staff Physician

1987          Gynecological Investigation

1987-91       Endocrine Reviews

1987          Video Journal of Obstetrics and Gynecology

1980-88       Drug Intelligence and Clinical Pharmacy (editorial panel)

1979-82       New England Journal of Medicine

1979-82       Journal of Steroid Biochemistry

1974-92       Psychoneuroendocrinology

         The Chairman is Dr. Robert R. Alfano* distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology. and a *principal stockholder and co-founder of the Company. He has supervised the research and development of registrants cancer diagnostic technology as principal investigator at CCNY. . In May 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultra fast phenomena. He received his B.S. and M.S. degrees in Physics from Farleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D in Physics from New York University in 1972. Dr. Alfano holds over 73 patents and has published over 600 papers. Dr. Alfano's contract as company paid consultant expired by its terms March 5, 2007 (See infra)

         Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue auto fluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles, papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April, 1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

         Stephane Lubicz, M.D. EDUCATION: 1965-1968 BS, Cum Laude, Free University of Brussels, Belgium. M.D., - Free University of Brussels, Belgium. PROFESSIONAL EXPERIENCE: Pharmaceutical, Medical and Gynecologic Oncology

         I. Pharmaceutical Industry Experience (A) USA consultant to B. & A, Inc. The Company operates for the coordination and organization of clinical trials in Mexico (and throughout Latin America). This includes all Phase II, III trials and post marketing surveillance activities through Phase IV Clinical trials). (B) Medical director, Clinical Development Oncology Daiichi Pharmaceutical Corporation, Montvale, NJ (08/2000-011/2002)

         (I) Phase III: Project Pancreas- Global (US and Europe: Protocol Global project (Japan, USA + Mexico, EU)

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth, as of May 31, 2007, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock,
(ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 65,459,274 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities).

                                                                  Percentage of
                                           Amount and Nature       Outstanding
           Name and Address             of Beneficial Ownership    Shares Owned
--------------------------------------  -----------------------   --------------
William W. Armstrong
P.O. Box 607
Tupper Lake, NY 12986.................          350,000 (1)                *

Michael Engelhart*2
161 North Franklin Turnpike
Ramsey, NJ 07446......................               -- (2)                *

Peter Katevatis
1235 Folkestone Way
Cherry Hill, NJ 08034.................        9,816,343 (3)           14.98%

John M. Kennedy
802 Chestnut Avenue
Somerdale, NJ 08083...................        2,535,933 (6)            3.87%

Michael N. Kouvatas
27 Kings Highway
East Haddonfield, NJ 08033............          424,666 (4)                *

John Matheu *2a
215 Longhill Drive
Short Hills, NJ 07078.................               -- (5)                *

All directors and executive
officers as a group (7 persons).......       13,161,942               20.10%

------------
*Represents less than 1%

(1) Includes 6,000 shares held by Mr. Armstrong's wife for which Mr. Armstrong disclaims beneficial ownership.

(2) April 23, 2006 Michael Engelharts three year employment agreement April 23, 2003 to April 23, 2006 ended (his employment contract is part of and an attachment to Registrants SEC 10-K 2003 page 44 herein incorporated by reference. CEO, Chairman Katevatis assumed the interim role of President April 24, 2006.

(2a) Employment agreement terminated by its terms on April 23, 2006 no shares were issued or vested as of February 28, 2006.

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

(5)      Includes 300,000 shares subject to a stock option at $1.50 per share.

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

NOTES

NOTE 1 Board minute/action of July16, 2004 in support of historical contractual continual anti-dilution (JV) issuances to Peter Katevatis and Robert Alfano founders is incorporated in its entirety and made a part hereof. (see SB-2 SEC registration filing exhibits board minute resolution SB-2 shares held by Katevatis and Alfano. "RESOLVED, that the Corporation's agreement to issue, from time to time, additional shares of Common Stock to Katevatis such that the Katevatis Shares represent the Katevatis Anti-Dilution Percentage (17%) and the Alfano Shares represent the Alfano Anti-Dilution Percentage (4%) of the issued and outstanding shares of Common Stock, and is hereby unanimously ratified, confirmed and approved nunc pro tunc in all respects". All Katevatis Anti-dilution transactions reflected in FORM 4 and Form 5 Filings Katevatis SEC Form 4 filing dated 09/13/2004 Total shares issued as per his JV ant-dilution requirement 7, 717,292 (all SEC rule 144; legend) Katevatis SEC Form 4 filing dated 05/ 13/2005 Total shares issued to March 30, 2005 per his JV ant-dilution requirement 9,220,895 (all SEC rule 144 legend) Katevatis SEC Form 5 filing dated Feb 28,2006 Total shares issued to Feb 28,2006 per his JV ant-dilution requirement 9,332,558 (all SEC rule 144 legend)


Item 12.      Certain Relationships and Related Transactions, and Director
              Independence

         Mr. Katevatis is paid $50,000 for legal services rendered to us during each fiscal year. Mr. Katevatis received $50,000 for each of our fiscal years commencing in 1998 through 2007.

         In July 2002, we entered into a month-to-month lease agreement with Peter Katevatis, our Chairman and Chief Executive Officer, for approximately 3,000 square feet for our corporate offices for which we pay no rent but have assumed the obligation to pay all taxes, maintenance, insurance, utilities and repairs relating to such premises. This agreement is still in effect.

         Mr. Katevatis and Dr Robert Alfano have agreed to forebear any and all collection action for accrued salary and fees including forgiveness of interest in exchange for the option of converting any such accrued salary and fees into our common stock at $0.25 per share. If we receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock. As of February 28, 2007, accrued salary and fees amounted to $1,689,667 for Mr. Katevatis. As of February 28, 2007, accrued consulting fees amounted to $1,394,818 for Dr Alfano.

         On December 1, 1988, we acquired from Dr. Robert Alfano, a principal shareholder, all of the issued and outstanding stock of LDI including the "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence" patent in exchange for 1,500,000 shares of our Common Stock. LDI is under a continuing obligation to pay a royalty in the aggregate amount of 1% of gross sales from any equipment made, leased or sold which embodies the concepts described in such patent to Michelle Alfano, Dr. Alfano's daughter. The "516" patent expired by its terms on________________. As of February 28, 2006, accrued consulting fees amounted to $1,394,818 for Dr Alfano As of February 28, 2006, accrued consulting fees amounted to $ 1, 232,818 for Dr Alfano.

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

         Director Independence

         The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits--or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," "business judgment" including those set forth in listing standards of the New York Stock Exchange as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of February 28, 2007 all directors are independent EXCEPT PETER KATEVATIS AND WILLIAM ARMSTRONG. (SEE BELOW)

Item 13.      Exhibits

         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

         32 Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Item 14.      Principal Accountant Fees and Services

         Audit Fees

         The aggregate fees billed for each of the fiscal years ended February 28, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $45,000 and $46,000, respectively.

         Audit Related Fees

         $21,000

         Tax Fees

         $-0-

         All Other Fees

         $24,000

                          MEDISCIENCE TECHNOLOGY CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page(s)
         Audited Consolidated Financial Statements:
         Report of Independent Registered Public Accounting Firm...........F-1
         Consolidated Balance Sheet as of February 28, 2007................F-2
         Consolidated Statements of Operations for the years ended
              February 28, 2007 and 2006...................................F-3
         Consolidated Statements of Changes in Stockholders' Deficit
              for the years ended February 28, 2007 and 2006...............F-4
         Consolidated Statements of Cash Flows for the years ended
              February 28, 2007 and 2006...................................F-5
         Notes to Consolidated Financial Statements........................F-6

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mediscience Technology Corp.
Cherry Hill, New Jersey

We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. and subsidiaries (the "Company") as of February 28, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP
Bala Cynwyd, Pennsylvania
June 8, 2007

                  MEDISCIENCE TECHOLOGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 2007 AND 2006

                                                              2007            2006
                                                          ------------    ------------

        ASSETS

CURRENT ASSETS
  Cash                                                    $    138,508    $    136,635
  Prepaid expenses                                              25,536           4,031
                                                          ------------    ------------

TOTAL CURRENT ASSETS                                           164,044         140,666

EQUIPMENT - Net                                                  1,162           2,107

DEFERRED CHARGES                                               750,994       1,114,682

OTHER ASSETS                                                     1,800           1,800
                                                          ------------    ------------

TOTAL ASSETS                                              $    918,000    $  1,259,255
                                                          ============    ============


        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debt, net of discount of $75,000            $         --    $         --
  Accounts payable                                              35,971          29,204
  Accrued liabilities                                        3,531,898       3,123,458
                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                    3,567,869       3,152,662
                                                          ------------    ------------

TOTAL LIABILITIES                                            3,567,869       3,152,662
                                                          ------------    ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock - $.01 par value, 50,000
    shares authorized, -0- shares issued and
    outstanding in 2007 and 2006, respectively                      --              --
  Common Stock - $.01 par value; 199,950,000 shares
    authorized; 64,128,274 and 59,553,893 shares issued
    and outstanding in 2007 and 2006, respectively             641,283         595,540

ADDITIONAL PAID-IN CAPITAL                                  25,073,282      24,462,292

ACCUMULATED DEFICIT                                        (28,364,434)    (26,951,239)
                                                          ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                 (2,649,869)     (1,893,407)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    918,000    $  1,259,255
                                                          ============    ============

              The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006

                                                        2007           2006
                                                    ------------   ------------
SALES                                               $         --   $         --

COST OF SALES                                                 --             --
                                                    ------------   ------------

GROSS PROFIT                                                  --             --
                                                    ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSE                     1,156,102      1,890,356

RESEARCH AND DEVELOPMENT EXPENSE                         260,137        320,953
                                                    ------------   ------------

TOTAL EXPENSE                                          1,416,239      2,211,309
                                                    ------------   ------------

LOSS FROM OPERATIONS                                  (1,416,239)    (2,211,309)

OTHER INCOME
  Interest income, net of interest expense of $647
    in 2007 and $190 in 2006                               3,044         12,641
                                                    ------------   ------------

LOSS BEFORE INCOME TAX BENEFIT                        (1,413,195)    (2,198,668)

INCOME TAX BENEFIT                                            --             --
                                                    ------------   ------------

NET LOSS                                            $ (1,413,195)  $ (2,198,668)
                                                    ============   ============


BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                                    $     (0.023)  $     (0.037)
                                                    ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING                      62,280,549     58,865,855
                                                    ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006

                                                     Preferred Stock        Common Stock
                                                    -----------------  ----------------------
                                                                                               Additional    Common
                                                    Number of             Number                 Paid-in      Stock     Accumulated
                                                     Shares    Amount   of Shares     Amount     Capital    Subscribed    Deficit
                                                     -------  -------  ------------  --------  -----------  ---------- ------------
BALANCE AT FEBRUARY 28, 2005                              --  $    --    56,124,210  $561,243  $23,217,702  $ 250,000  $(24,752,571)

Issuance of stock - previously subscribed                 --       --       500,000     5,000       24,500   (250,000)           --
Issuance of stock - future consulting services            --       --     1,366,000    13,660      618,380         --            --
Issuance of stock - anti-dilution rights                  --       --       715,449     7,155       (7,155)        --            --
Issuance of stock - cancellation of accrued expenses      --       --        74,834       748       16,419         --            --
Issuance of stock - services                              --       --        23,400       234        4,446         --            --
Issuance of stock - cash                                  --       --       750,000     7,500      367,500         --            --
Net loss for the year ended February 28, 2006             --       --            --        --           --         --    (2,198,668)
                                                     -------  -------  ------------  --------  -----------  ---------  ------------

BALANCE AT FEBRUARY 28, 2006                              --       --    59,553,893   595,540   24,462,292         --   (26,951,239)

Issuance of stock - prepaid lease                                  --            --   150,000        1,500     19,500            --
Issuance of stock - future consulting services            --       --     1,072,000    10,720      156,800         --            --
Issuance of stock - anti-dilution rights                  --       --       760,050     7,599       (7,599)        --            --
Issuance of stock - cancellation of accrued expenses      --       --       166,666     1,667       26,666         --            --
Issuance of stock - consulting services                   --       --        93,000       930       13,950         --            --
Issuance of stock - cash                                  --       --     2,332,665    23,327      326,673         --            --
Discount on debt due to beneficial conversion option      --       --            --        --       75,000         --            --
Net loss for the year ended February 28, 2007             --       --            --        --           --         --    (1,413,195)
                                                     -------  -------  ------------  --------  -----------  ---------  ------------

BALANCE AT FEBRUARY 28, 2007                              --  $    --    64,128,274  $641,283  $25,073,282  $      --  $(28,364,434)
                                                     =======  =======  ============  ========  ===========  =========  ============


        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006


                                                                  2007           2006
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(1,413,195)   $(2,198,668)
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation                                                    945            600
      Amortization                                                531,208        971,192
      Common stock issued for other services                       14,880          4,680
      (Increase) decrease in assets
        Prepaid expenses                                             (505)          (183)
      Increase (decrease) in liabilities
        Accounts payable                                            6,767        (64,300)
        Accrued liabilities                                       436,773        147,714
                                                              -----------    -----------

  Net cash used in operating activities                          (423,127)    (1,138,965)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                --         (2,070)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt                       75,000             --
  Repayments of officer and other loans                                --        (31,542)
  Issuance of common stock for cash                               350,000        375,000
                                                              -----------    -----------

  Net cash provided by financing activities                       425,000        343,458
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     1,873       (797,577)

CASH - BEGINNING OF YEAR                                          136,635        934,212
                                                              -----------    -----------

CASH - END OF YEAR                                            $   138,508    $   136,635
                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:

   Common stock issued for prepaid lease                      $    21,000    $        --
                                                              ===========    ===========
   Common stock issued for deferred charges                   $   167,520    $   632,040
                                                              ===========    ===========
   Common stock issued for cancellation of accrued expenses   $    28,333    $    17,167
                                                              ===========    ===========
   Common stock issued - anti-dilutive rights                 $     7,599    $     7,155
                                                              ===========    ===========
   Discount on debt due to beneficial conversion option       $    75,000    $        --
                                                              ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------
The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser"), Photonics for Women's Oncology, LLC ("Photonics") and Mediphotonics Development, LLC ("Mediphotonics"), and Bioscopix, Inc. ("Bioscopix"), (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Mediphotonics is the only active subsidiary of the Company.

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

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $945 and $600 in 2007 and 2006, respectively.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONT.)

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

Research and Development
------------------------
Research and development costs are charged to operations when incurred. The amounts charged to expense were $260,137 and $320,953 in 2007 and 2006, respectively.

Loss per Common Share
---------------------
In accordance with SFAS No. 128, "Earnings per Share," basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the years ended February 28, 2007 and 2006, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
---------------------------------------
The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123R effective March 1, 2006 had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006 and there were no employee stock options issued during the current year ended February 28, 2007. Future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

During the prior year ended February 28, 2006, compensation cost for the Company's employee stock option plan had been determined based on the intrinsic fair value of the Company's common stock at the dates of awards as permitted under SFAS No. 123. If the Company had used the fair value method for 2006, the net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2006, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 4.5% and expected option life of five years. During the year ended February 28, 2006, an option was granted to purchase 300,000 shares of $1.00 per share.
                                                               2006
                                                           ------------
         Net loss:
              As reported                                  $  2,198,668
              Pro forma                                    $  2,210,668

         Net loss per common share basic and diluted:
              As reported                                  $     (0.037)
              Pro forma                                    $     (0.038)

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONT.)

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year. These financial institutions have strong credit ratings, and management believes the credit risk related to these deposits is minimal.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not-recognition threshold at the effective date to be recognized upon the adoption of Fin 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company was required to adopt the provisions of SAB No. 108 in fiscal 2007. The adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

NOTE 2 - RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $50,000 for each of the two years ended February 28, 2007 and 2006. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $20,897 and $21,378 in 2007 and 2006, respectively, and are recorded in general and administrative expense.

See Note 7 for details regarding the Company's consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 3 - DEFERRED CHARGES

In fiscal 2007 and 2006, the Company issued 1,072,000 and 1,366,000 fully vested restricted shares of its common stock at fair market value to four different consulting groups in exchange for a variety of services to be rendered, over a period of 12 - 36 and 6 - 24 months, respectively, for matters such as corporate management, marketing opportunities, product development and research, corporate funding, investor relations and FDA clinical trials. These costs have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of deferred charges is as follows:

              Years Ending
            -----------------

            February 29, 2008              $  472,959
            February 28, 2009                 177,488
            February 28, 2010                 100,547
                                           ----------

                                           $  750,994
                                           ==========


NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

         --------------------------------------------------------------
                                                 2007          2006
         --------------------------------------------------------------
         Legal and professional fees         $   227,381    $  203,382
         --------------------------------------------------------------
         Consulting and university fees        1,438,415     1,276,414
         --------------------------------------------------------------
         Salaries and wages                    1,764,667     1,542,667
         --------------------------------------------------------------
         Other                                   101,435       100,995
         --------------------------------------------------------------
                                             $ 3,531,898    $3,123,458
         ==============================================================

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $75,958 and $55,958 as of February 28, 2007 and 2006, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and chairman of the Company's Scientific Advisory Board (Note 7), with respect to his consulting agreement of $1,394,818 and $1,232,818 as of February 28, 2007 and 2006, respectively.

Accrued expense reimbursements of $92,235 and $80,795 were due to Dr. Alfano at February 28, 2007 and 2006.

Accrued salaries and wages include amounts due to Mr. Katevatis of $1,689,667 and $1,489,667, and $15,000 and $10,500 to Mr. Frank D. Benick, Chief Financial Officer, and $60,000 and $42,500 due to Mr. Englehart, former President, as of February 28, 2007 and 2006, respectively.

NOTE 5 - CONVERTIBLE DEBT

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes ("the Notes") in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest on the earlier of April 15, 2008 or three months after the completion of the initial public offering ("the IPO") of the shares of Bioscopix. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of Bioscopix in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average price preceding the effective date of the IPO of Bioscopix or (ii) shares of Bioscopix at a price equal to 50% of the IPO price of the Bioscopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. As of February 28, 2007, $75,000 of Notes have been issued with related discount of $75,000. The Notes will be accreted to their maturity value over the term of the Notes.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended February 28, 2007 and 2006 due to the following:

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

The components of the net deferred income tax asset and liability as of February 28, 2007 and 2006 are as follows:

                                           -----------    -----------
         Deferred income tax asset:
         Net operating loss carryforward   $ 6,384,718    $ 5,933,439
         Valuation allowance                (6,384,718)    (5,933,439)
                                           -----------    -----------
         Deferred income tax liability              --             --
                                           -----------    -----------
                                           $        --    $        --
                                           ===========    ===========

As of February 28, 2007 and 2006, the Company has valuation allowances of $6,384,718 and $5,933,439, respectively, which relates to federal and state net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. As of February 28, 2007 and 2006, the Company has net operating loss carryforwards of approximately $17,471,000 and $16,391,000, respectively for federal purposes and $7,482,000 and $6,069,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

The net operating losses are scheduled to expire in the following years:

                              Federal        State         Total
                            -----------   -----------   -----------
         2008                   370,000            --       370,000
         2009                   854,000            --       854,000
         2010                   615,000       129,000       744,000
         2011                 1,136,000       315,000     1,451,000
         2012                 1,556,000       216,000     1,772,000
         2013                 2,636,000       850,000     3,486,000
         2014                 1,128,000     2,361,000     3,489,000
         2015                        --     2,198,000     2,198,000
         2019(*)                808,000     1,413,000     2,221,000
         2020(*)                943,000            --       943,000
         2021(*)                298,000            --       298,000
         2022(*)                316,000            --       316,000
         2023(*)                182,000            --       182,000
         2024(*)                786,000            --       786,000
         2025(*)              2,284,000            --     2,284,000
         2026(*)              2,172,000            --     2,172,000
         2027(*)              1,387,000            --            --
                            -----------   -----------   -----------
             Total          $17,471,000   $ 7,482,000   $24,953,000
                            ===========   ===========   ===========

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 7- COMMITMENTS AND CONTINGENCIES

Dr. Robert R. Alfano
--------------------
The Company has a consulting agreement (the "Agreement") through March 2007 with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of the Agreement, Dr. Alfano is paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per annum in connection with the company's medical photonics business. The Agreement further provides that Dr. Alfano is to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. It is not the intention of management to renew with this agreement.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no activity, no amounts have been paid during the two years ended February 28, 2007.

Other Royalties
---------------
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the two years ended February 28, 2007.

Employment Agreements
---------------------
Mr. Peter Katevatis, the Chief Executive Officer, Chairman and a stockholder of the Company, has an employment agreement. The agreement was renewed on March 5, 2007 which increased his salary from $200,000 to $250,000 per year. The agreement also provides for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract expires March 5, 2015.

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and received an option to purchase 300,000 shares of common stock at $1.00 per share (see Note 1 for pro forma disclosure).

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

Private Placements
------------------
     Common Stock
     ------------
     During fiscal 2006, the Company issued 750,000 shares of common stock at a price of $.50 per share for $375,000.

     During fiscal 2007, the Company issued 2,332,665 shares of common stock at a price of $.15 per share for $350,000.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

Common Stock Issued for Services
--------------------------------
During November 2005, the Company issued 23,400 shares of its common stock at a fair market value of $.20 per share to a consultant for research and development services. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.

During April 2006, the Company issued 93,000 shares of its common stock at a fair market value of $.16 per share to a consultant for research and development services. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.

Common Stock Issued for Future Services
---------------------------------------
During March 2005, the Company issued 711,000 restricted shares of its common stock at a fair market value of $.64 and $.68 per share to two consulting groups in exchange for medical and financial consulting services to be rendered over a one year period.

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

During March, 2006, the Company issued 500,000 restricted shares of its common stock at a fair market value of $0.16 per share to a consultant in exchange for consulting services to be rendered over a three year period.

During March, 2006 and May, 2006, the Company issued a total of 372,000 restricted shares of its common stock at a fair market value of $0.16 per share to a consultant in exchange for consulting services to be rendered over a twelve month period.

During February, 2007, the Company issued 200,000 restricted shares of its common stock at a fair market value of $0.14 per share to a consultant in exchange for consulting services to be rendered over a twelve month period.

Common Stock Issued for Prepaid Lease
-------------------------------------
On February 22, 2007, the Company issued 150,000 shares at a fair market value of $.14 per share for a two year lease on office space in California.

2003 Consultants Stock Plan
---------------------------
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan ("Consultants Plan"). The Consultants Plan was subsequently approved by the stockholders on February 17, 2004. The aggregate number of shares that may be issued under the options shall not exceed 7 million. No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 28, 2007 and 2006.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

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

During November 2005, Mr. Benick was granted options to purchase up to 300,000 shares of the Company's common stock at an option price of $1.00 per share. The option has an expiration date of November 15, 2010.

Activity related to stock options during the two years ended February 28, 2007 is as follows:

                                   Shares          Range         Price
                                 ----------    -------------   ----------


Outstanding, February 28, 2005    2,400,000    $ .25 - $2.00   $     1.04
Granted                             300,000            $1.00   $     1.00
                                 ----------

Outstanding, February 28, 2006    2,700,000    $ .25 - $2.00   $     1.04
Granted                                  --               --   $       --
Forfeited                        (2,000,000)   $ .25 - $1.00
                                 ----------
Outstanding, February 28, 2007      700,000    $1.00 - $2.00   $     1.50
                                 ==========

Common Stock Subscribed

In February 2005, the Company received $250,000 in common stock subscriptions for 500,000 shares issued in March 2005.

Stock Warrants

Stock warrant activity during the two year period ended February 28, 2007 was as follows:

                                 ---------   -------------
Outstanding, February 28, 2005   3,350,000   $1.00 - $3.00
Granted                          1,250,000   $        1.00
Exercised                               --
Forfeited                               --
                                 ---------

Outstanding, February 28, 2006   4,600,000   $ .25 - $3.00
Granted                          1,999,332   $        0.25
Exercised                               --              --
Forfeited                               --              --
                                 ---------   -------------

Outstanding, February 28, 2007   6,599,332   $0.25 - $3.00
                                 =========   =============


For stock that had been previously subscribed, in connection with its private placement offering during 2005, the Company granted warrants to purchase 500,000 shares of common stock at $1.00 per share. The warrants expire in August 2007.

In connection with its private placement offering in 2005 and its extension into fiscal 2006, the Company granted warrants to purchase 750,000 shares of common stock at $1.00 per share. The warrants expired in August 2007.

In connection with its private placement offers in 2005 and its extension into fiscal 2007, the Company granted warrants to purchase 1,999,332 shares of common stock at $1.00 per share. The warrants expire in August 2008.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)
Anti-Dilution Rights

The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the years ended February 28, 2007 and 2006, Mr. Katevatis exercised his right and requested the Company issue 641,478 and 579,173 common shares respectively. As of February 28, 2007, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

Anti-Dilution Rights

The Company and Dr. Robert Alfano have an anti-dilution rights agreement which provides that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Dr. Alfano's sole discretion. During the years ended February 28, 2006 and 2005, Dr. Alfano exercised his right and requested the Company issue 118,572 and 136,276 common shares, respectively. As of February 28, 2007, the Company is obligated to issue an additional 14,001 shares to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

Debt Conversion

On March 8, 2005, the Trust converted $3,667 of accrued interest into 7,334 shares of the Company's common stock.

On November 8, 2005, the Company converted $13,500 of accrued professional fees for 67,500 shares of the Company's common stock.

On November 15, 2006, the Company converted $28,333 of accrued salary for 166,666 shares of the Company's common stock.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDISCIENCE TECHNOLOGY CORP.



Date:  June 13, 2007          By:   /s/ Peter Katevatis
                                 -----------------------------------------------
                                    Peter Katevatis Esq.
                                    Chairman of the Board, Treasurer and
                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 13, 2007          By:   /s/ Peter Katevatis
                                 -----------------------------------------------
                                    Peter Katevatis Esq.
                                    Chairman of the Board, Treasurer and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  June 13, 2007          By:   /s/ Frank D. Benick
                                 -----------------------------------------------
                                    Frank D. Benick, CPA, CVA
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:  June 13, 2007          By:   /s/ John M. Kennedy
                                 -----------------------------------------------
                                    John M. Kennedy
                                    Director, Vice President and Secretary



Date:  June 13, 2007          By:   /s/ William Armstrong
                                 -----------------------------------------------
                                    William Armstrong
                                    Director



Date:  June 13, 2007          By:   /s/ Michael N. Kouvatas
                                 -----------------------------------------------
                                    Michael N. Kouvatas
                                    Director

                          MEDISCIENCE TECHNOLOGY CORP.

                                   Form 10-KSB
                   For the fiscal year ended February 28, 2007

                                  Exhibit Index




         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

         32 Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

 * Previously filed
** Filed herewith