Form 10QSB
period 2007-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2007-07-20
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended May 31, 2007                     Commission File Number 0-7405

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

                                   22-1937826
--------------------------------------------------------------------------------
(I.R.S. Employer Identification Number

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

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2007.

        Title of Class                             Number of Shares Outstanding
        --------------                             ----------------------------

Common Stock, par value                                     65,459,274
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                  MAY 31, 2007
                                  ------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet as of May 31, 2007 (Unaudited)          1
          and February 28, 2007 (Audited)

          Consolidated Statement of Operations for the Three Months
          Ended May 31, 2007 (Unaudited) and May 31, 2006 (Unaudited)        2

          Consolidated Statement of Changes in Stockholders' Deficit
          for the Three Months Ended May 31, 2007 (Unaudited)                3

          Consolidated Statement of Cash Flows for the Three Months
          Ended May 31, 2007 (Unaudited) and May 31, 2006 (Unaudited)        4

          Exhibit to Consolidated Statement of Operations                    5

          Notes to Financial Statements                                     6-11
                                                                           12-15
Item 2.   Management's Discussion and Analysis and Plan of Operation

Item 3.   Controls and Procedures                                            16

PART II.  Other Information                                                  17

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

          Exhibits


                                    MEDISCIENCE TECHNOLOGY CORP.
                                    ----------------------------
                                     CONSOLIDATED BALANCE SHEET
                                     --------------------------

                                               ASSETS
                                               ------

                                                                           May 31,      February 28,
                                                                            2007           2007
                                                                         (Unaudited)     (Audited)
                                                                        ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                         $    202,181    $    138,508
      Prepaid Expenses and Other Current Assets                               81,436          25,536
                                                                        ------------    ------------
           Total Current Assets                                              283,617         164,044

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation                                            926           1,162

OTHER ASSETS - Security Deposit                                                1,800           1,800
------------
             - Deferred Costs                                                629,145         750,994
                                                                        ------------    ------------

TOTAL ASSETS                                                            $    915,488    $    918,000
------------                                                            ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
                               -------------------------------------

CURRENT LIABILITIES
-------------------
      Convertible Debt, Net of Discount $303,229                        $     46,771    $         --
      Accounts Payable                                                        67,369          35,971
      Accrued Liabilities                                                  3,544,552       3,531,898
                                                                        ------------    ------------
                                                                           3,658,692       3,567,869
                                                                        ------------    ------------
           Total Current Liabilities

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares -May 31, 2007;
         -0- Shares - February 28, 2007                                           --              --
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding Shares - 65,459,274 Shares            654,593         641,283
        May 31, 2007; 64,128,274 Shares - February 28, 2007
      Additional Paid-in Capital                                          25,444,972      25,073,282
      Accumulated Deficit                                                (28,842,769)    (28,364,434)
                                                                        ------------    ------------
           Total Stockholders' Deficit                                    (2,743,204)     (2,649,869)
                                                                        ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $    915,488    $    918,000
-----------------------------------------                               ============    ============


                           See Notes to Consolidated Financial Statements.

                                                 -1-

                          MEDISCIENCE TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
                                   (UNAUDITED)



                                                    THREE MONTHS
                                                 2007            2006
                                             ------------    ------------

Net Sales                                    $         --    $         --

Cost of Sales                                          --              --

       Gross Profit                                    --              --

General and Administrative Expense                264,559         287,612

Product Development Expense                       162,533         102,604
                                             ------------    ------------

       Total Expenses                             427,092         390,216
                                             ------------    ------------

Other Income                                        1,480             950

Interest Expense                                   (5,952)             --

Accretion of Interest on Convertible Debt         (46,771)             --
                                             ------------    ------------

       Total Other Income and Expense             (51,243)             --
                                             ------------    ------------

Net Loss                                     $   (478,335)   $   (389,266)
                                             ============    ============

Basic and Diluted Loss Per Common Share      $     (0.007)   $     (0.006)
                                             ============    ============

Weighted Average Common Shares Outstanding     64,571,941      60,959,243
                                             ============    ============


                 See Notes to Consolidated Financial Statements.



                                            MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                               FOR THE THREE MONTHS ENDED MAY 31, 2007
                                                             (UNAUDITED)




                                                         Preferred Stock          Common Stock         Additional     Accumulated
                                                         ---------------          ------------         ----------     -----------
                                                       Shares       Amount      Shares      Amount   Paid-In Capital    Deficit
                                                       ------       ------      ------      ------   ---------------    -------
BALANCE, FEBRUARY 28, 2007                                    --  $       --  64,128,274  $  641,283  $ 25,073,282   $ (28,364,434)

    Issuance of Stock for Future Consulting Services

    Issuance of Stock - Anti-dilution Rights                                     231,000       2,310        (2,310)
    Issuance of Stock - For Cash                                                 500,000       5,000        45,000
    Discount on debt due to beneficial conversion                                                          275,000
         option
    Issuance of Stock - Consulting Services                                      600,000       6,000        54,000

    Net Loss                                                                                                              (478,335)
                                                      ----------  ----------  ----------  ----------  ------------   -------------

BALANCE, MAY 31, 2007                                         --  $       --  65,459,274  $  654,593  $ 25,444,972   $ (28,842,769)
                                                      ==========  ==========  ==========  ==========  ============   =============



                                           See Notes to Consolidated Financial Statements.



                                                               - 3 -

                             MEDISCIENCE TECHNOLOGY CORP.
                             ----------------------------
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                         ------------------------------------
                   FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
                   ------------------------------------------------
                                     (UNAUDITED)
                                     -----------

                                                                 2007         2006
                                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities:
              Operating Activities:
           Net Loss                                           $(478,335)   $(389,266)
           Accretion of Interest on Convertible Debt             46,771           --
           Depreciation                                             236          236
           Amortization of Deferred Costs                       121,849      137,104
           Stock Issued for Consulting Services                      --       14,880
                                                              ---------    ---------
           Subtotal                                            (309,479)    (237,046)

      Changes in Assets and Liabilities
           (Increase) Decrease in Prepaid Expense and Other
               Current Assets                                     4,100        2,898
           (Decrease) Increase in Accounts Payable               31,398       (4,108)
           Increase in Accrued Liabilities                       12,654      125,860
                                                              ---------    ---------

                Net Cash Used in Operating Activities          (261,327)     124,650

CASH FLOWS  FROM INVESTING ACTIVITIES                                --           --
-------------------------------------                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds From Issuance of Common Stock                     50,000      140,000
      Proceeds from Issuance of Convertible Debt                275,000           --
                                                              ---------    ---------
                Net Cash Provided by Financing Activities       325,000      140,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 63,673       27,604
------------------------------------------------
CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                         138,508      136,635
                                                              ---------    ---------
                                                              $ 202,181    $ 164,239
                                                              =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
ACTIVITIES:
-----------
    Common Stock Issued for Future Services                   $  60,000    $ 139,520
                                                              =========    =========
    Common Stock Issued - Anti-Diluting Rights                $   2,310    $   3,735
                                                              =========    =========
    Discount on Debt Due to Beneficial Conversion Option      $ 275,000    $      --
                                                              =========    =========


                    See Notes to Consolidated Financial Statements

                                        - 4 -


                       EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                        WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                         (UNAUDITED)


                                                 Three Months Ended May 31, 2007
                                       ---------------------------------------------------

                                             Net         Weighted Average      Per Share
                                             ---         ----------------      ---------
                                             Loss       Shares Outstanding       Amount
                                             ----       ------------------       ------
Basic/diluted loss per common share:

Net Loss                               $      (478,335)        65,459,274   $        (0.007)

      Effect of Dilutive Securities                 --                 --                --
                                       ---------------    ---------------   ---------------

      Total                            $      (478,335)        65,459,274   $        (0.007)
                                       ===============    ===============   ===============


                                                   Three Months Ended May 31, 2006
                                       ----------------------------------------------------

Basic/Diluted Loss Per Common Share:

Net Loss                               $      (389,266)        60,959,243   $        (0.006)

      Effect of Dilutive Securities                 --                 --                --
                                       ---------------    ---------------   ---------------

      Total                            $      (389,266)        60,959,243   $        (0.006)
                                       ===============    ===============   ===============


                    See Notes to Consolidated Financial Statements


                                           - 5 -

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

The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiaries, Laser Diagnostics Instruments, Inc. ("LASER"), Photonics for Women's Oncology, LLC ("PHOTONICS"), Proscreen, LLC ("PROSCREEN"), Medi-Photonics Development, LLC ("MEDI"), and Bioscopix, Inc. ("Bioscopix"). Mediscience and Bioscopix are the only active subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three month periods ended May 31, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007. The interim operating results for the three months ended May 31, 2007 may not necessarily be indicative of the operating results expected for the full year.

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

                     Accounting for Stock-Based Compensation

The adoption of SFAS No. 123R effective March 1, 2006, using the modified prospective method, had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006. There were no employee stock options issued during the fiscal three months ended May 31, 2007 and 2006.

                        Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (in fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other times at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

                                Reclassification

Certain amounts in 2006 have been reclassified to conform with the 2007 presentation.

4.  Deferred Costs

      Expected future amortization of all deferred costs is as follows:

          Nine Months Ending            February 29, 2008         $ 351,111
          Year Ending                   February 28, 2009           177,485
          Year Ending                   February 28, 2010           100,549

5.  Convertible Debt

On January 10, 2007 the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes ("the Notes") in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest on the earlier of April 15, 2008 or three months after the completion of the initial public offering ("the IPO) of the shares of Bioscopix. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of Bioscopix in an amount equal to

50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average price preceding the effective date of the IPO of Bioscopix or (ii) shares of Bioscopix at a price equal to 50% of the IPO price of the Bioscopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. As of May 31, 2007 and February 28, 2007, $350,000 and $75,000 of the Notes have been issued with related discount of $303,229 and $75,000. The Notes will be accreted to their maturity value over the term of the Notes. Accretion of interest on a convertible debt amounted to $46,771 for the three months ended May 31, 2007. Accrued interest on convertible debt amounted to $5,952.

6.  Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $12,500 for the three months ended May 31, 2007 and 2006. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $4,976 and $4,662 for the three months ended May 31, 2007 and 2006, respectively.

7.  Accrued Liabilities

Accrued liabilities consist of the following:

                                               May 31,    February 28,
                                               -------    ------------
                                                2007         2007
                                                ----         ----

            Legal and professional fees      $  240,882   $  227,381

            Consulting and university fees    1,440,616    1,438,415

            Salaries and wages                1,758,667    1,764,667

            Other                               104,387      101,435
                                             ----------   ----------

                       Total                 $3,544,552   $3,531,898
                                             ==========   ==========

Included in legal and professional fees as of May 31, 2007 and February 28, 2007 is $88,458 and $75,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of May 31, 2007 and February 28, 2007 is $1,397,019 and $1,394,818, respectively, owed to Dr. Alfano, a principal stockholder and Chairman of the Company's scientific advisory board, with respect to his consulting agreement.

Included in salaries and wages as of May 31, 2007 and February 28, 2007 is $1,739,667 and $1,689,667 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of May 31, 2007 and February 28, 2007 is $19,000 and $15,000, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

8.  Stockholders' Deficit

                              Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares (the "Katevatis Shares"), which at the time represented 17% (the "Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2007, the Company issued 187,000 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares (the "Alfano Shares"), which at the time represented 4% (the "Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2007, the Company issued 44,000 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

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

During May, 2007, the Company issued 600,000 restricted shares of its common stock with a value of $60,000 to a medical consultant in exchange for services to be rendered over a period of one year. These services will consist of development and commercialization. The transaction was recognized based on the fair value of shares issued.

                          Common Stock Issued for Cash

In connection with the issuance of common stock during the three months ended May 31, 2007, the Company issued 500,000 restricted shares of its common stock for cash proceeds of $50,000.

9.  Stock Options and Warrants

                                  Stock Options
                                  -------------

Activity related to stock options during the three months ended May 31, 2007 is as follows:
                                                                    Weighted
                                                                    --------
                                                    Exercise         Average
                                                    --------         -------
                                     Shares        Price Range    Exercise Price
                                     ------        -----------    --------------
 Outstanding, February 28, 2007         700,000   $1.00 - $2.00   $        1.50
      Granted                                --
      Exercised                              --
      Forfeited                              --

                                  -------------   -------------   -------------
 Outstanding, May 31, 2007              700,000   $1.00 - $2.00   $        1.50
                                  =============   =============   =============

                                 Stock Warrants
                                 --------------

Activity related to stock warrants during the three months ended May 31, 2007 is as follows:
                                             Shares         Exercise
                                             ------         --------
                                            Available      Price Range
                                            ---------      -----------
         Outstanding, February 28, 2007       6,599,332   $0.25 - $3.00
              Granted                                --
              Exercised                              --
              Forfeited                              --
                                          -------------   -------------
         Outstanding, May 31, 2007            6,599,332   $0.25 - $3.00
                                          =============   =============

10.  Income Taxes

There is no income tax benefit for the losses for the three months ended May 31, 2007 and May 31, 2006 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such.

                       Managements Discussion and Analysis
                       -----------------------------------

                  Three Months Ending May 31, 2007 Compared to
                  --------------------------------------------
                        Three Months Ending May 31, 2006
                        --------------------------------

Revenues
--------

We had no revenues during our three months ending May 31, 2007 and May 31, 2006. Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses decreased approximately $23,000 or 8% during the current three month period ended May 31, 2007 as compared to May 31, 2006. The major expense components were as follows: salaries and wages of approximately $62,000 decreased $18,000 due to the departure of the Company's CEO, consulting costs of approximately $30,000 decreased approximately $58,000 due to the decrease in deferred costs, all other general and administrative expenses totaling approximately $173,000 increased $53,000 mainly due to $33,000 of fees paid for the bridge financing and $11,000 for travel expense.

Product Development Expense
---------------------------

Product development expense increased approximately $60,000 or 58% during the current three month period ended May 31, 2007 when compared to the prior three month period ended May 31, 2006. The increase is due to the clinical research being conducted at Infotonics in Rochester, NY. Infotonics has been retained by the Company to develop and commercialize medical diagnostic systems using tissue autofluorescence to detect disease states.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of May 31, 2007 of approximately $3,375,000 compared to a deficiency of approximately $3,404,000 at February 28, 2007 or a decrease in the deficiency of approximately $29,000 for the current three month period ended May 31, 2007. The decrease in the deficiency was comprised of an increase of approximately $120,000 in current assets, consisting of cash and prepaid expenses, and an increase of approximately $91,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities was $325,000 for the three months ended May 31, 2007, which was primarily related to the proceeds from the private placement of common stock. The proceeds from the private placement will be primarily used for working capital.

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

On or about May 22, 2006 Registrant in support of its FDA approved application of March 29, 2006 pilot clinicals began negotiations for a month to month CD-Ratiometer (CDR) agreement with INFO TONICS and IUSUCUNY CAT staff for specific tasks to be performed e.g. on-going product design review, software enhancements, product functionality, and up-grading of manual materials in accordance with FDA criteria. It is expected that Registrant's monthly costs will be supplemented with matching funds from the NY state CAT. (NYSTAR).

June 10, 2006 Registrant and a New York Investment Group executed an agreement seeking a minimum of $5 million and a maximum of $10 million on terms favorable to registrant's shareholders and providing a "firm commitment public offering" by Registrants wholly owned subsidiary for its Ingestible Diagnostic Pill presently under joint development with its equity partner Infotonics Research of Rochester NY - the "Compact Photonic Explorer" (CPE). The Underwriting Agreement and related agreements shall contain such other terms and conditions as are customarily contained in agreements of such character. Mediscience Technology Corporation has asked Infotonics for a proposal, including costs and schedule, to miniaturize the technology into a manufacturable, commercial product and to produce a quantity of such diagnostic pills sufficient to conduct market trials for FDA approval.

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management, such as:

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (1)    Exhibits

           31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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




                                           MEDISCIENCE TECHNOLOGY CORP.
                                           (Registrant)


                                           /s/ Peter Katevatis
                                           -------------------------------
                                           Peter Katevatis
                                           Chairman of the Board and
                                           Chief Executive Officer



July 19, 2007

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.         DESCRIPTION
-----------         -----------

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