Form 10QSB
period 2007-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2008-01-18
CIK 64647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended November 30, 2007                Commission File Number 0-7405

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2007.

      Title of Class                             Number of Shares Outstanding
      --------------                             ----------------------------

Common Stock, par value                                   66,064,274
$.01 per share

                          MEDISCIENCE TECHNOLOGY CORP.
                          ----------------------------
                                NOVEMBER 30, 2007
                                -----------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet as of November 30, 2007                 1
          (Unaudited) and February 28, 2007 (Audited)

          Consolidated Statement of Operations for the Nine and Three
          Months Ended November 30, 2007 (Unaudited) and November 30,        2
          2006 (Unaudited)

          Consolidated Statement of Changes in Stockholders' Deficit
          for the Nine Months Ended November 30, 2007 (Unaudited)            3

          Consolidated Statement of Cash Flows for the Nine Months
          Ended November 30, 2007 (Unaudited) and November 30, 2006          4
          (Unaudited)

          Exhibit to Consolidated Statement of Operations                    5

          Notes to Financial Statements                                     6-11

Item 2.   Management's Discussion and Analysis and Plan of Operation       12-15

Item 3.   Controls and Procedures                                            16

PART II.  Other Information                                                  17

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


                                    MEDISCIENCE TECHNOLOGY CORP.
                                    ----------------------------
                                     CONSOLIDATED BALANCE SHEET
                                     --------------------------

                                               ASSETS
                                               ------

                                                                        November 30,   February 28,
                                                                           2007            2007
                                                                        (Unaudited)      (Audited)
                                                                       ------------    ------------
CURRENT ASSETS
--------------
      Cash and Cash Equivalents                                        $    185,380    $    138,508
      Prepaid Expenses and Other Current Assets                              60,507          25,536
                                                                       ------------    ------------
           Total Current Assets                                             245,887         164,044

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Net of Accumulated Depreciation                                           454           1,162

OTHER ASSETS - Security Deposit                                               1,800           1,800
------------
             - Deferred Costs                                               380,729         750,994
                                                                       ------------    ------------

TOTAL ASSETS                                                           $    628,870    $    918,000
------------                                                           ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
                               -------------------------------------

CURRENT LIABILITIES
-------------------
      Convertible Debt, Net of Discount $449,629 and $75,000           $    550,371    $         --
      Accounts Payable                                                       56,307          35,971
      Accrued Liabilities                                                 3,629,004       3,531,898
                                                                       ------------    ------------
           Total Current Liabilities                                      4,235,682       3,567,869
                                                                       ------------    ------------

STOCKHOLDERS' DEFICIT
---------------------
      Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
         Authorized; Issued and Outstanding -0- Shares -November 30,             --              --
         2007; -0- Shares - February 28, 2007
      Common Stock $.01 Par Value, Authorized 199,950,000
        Shares; Issued and Outstanding Shares - 66,064,274 Shares           660,643         641,283
        November 30, 2007; 64,128,274 Shares - February 28, 2007
      Additional Paid-in Capital                                         26,230,572      25,073,282
      Accumulated Deficit                                               (30,498,027)    (28,364,434)
                                                                       ------------    ------------
           Total Stockholders' Deficit                                   (3,606,812)     (2,649,869)
                                                                       ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                              $    628,870    $    918,000
-----------------------------------------                              ============    ============


                          See Notes to Consolidated Financial Statements.



                                       MEDISCIENCE TECHNOLOGY CORP.
                                       ----------------------------
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                   ------------------------------------
                      FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
                      --------------------------------------------------------------
                                                (UNAUDITED)
                                                -----------



                                                      NINE MONTHS                   THREE MONTHS
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------

Net Sales                                    $         --    $         --    $         --    $         --

Cost of Sales                                          --              --              --              --
                                             ------------    ------------    ------------    ------------

       Gross Profit                                    --              --              --              --
                                             ------------    ------------    ------------    ------------

General and Administrative Expense                908,286         832,102         300,823         252,858

Product Development Expense                       626,179         206,578         278,342          71,102
                                             ------------    ------------    ------------    ------------

       Total Expenses                           1,534,465       1,038,680         579,165         323,960
                                             ------------    ------------    ------------    ------------

Interest Income                                     8,555           3,221           3,264           1,255

Interest Expense                                  (57,312)             --         (29,919)             --

Accretion of Interest on Convertible Debt        (550,371)             --        (298,659)             --
                                             ------------    ------------    ------------    ------------

       Total Other Income and (Expense)          (599,128)          3,221        (325,314)          1,255
                                             ------------    ------------    ------------    ------------

Net Loss                                     $ (2,133,593)   $ (1,035,459)   $   (904,479)   $   (322,705)
                                             ============    ============    ============    ============

Basic and Diluted Loss Per Common Share
                                             $     (0.032)   $     (0.017)   $     (0.014)   $     (0.005)
                                             ============    ============    ============    ============

Weighted Average Common Shares Outstanding
                                               65,499,607      61,845,270      66,064,274      62,751,446
                                             ============    ============    ============    ============


                              See Notes to Consolidated Financial Statements.

                                                  - 2 -


                                            MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007
                                                             (UNAUDITED)




                                             Preferred Stock                  Common Stock           Additional      Accumulated
                                             ---------------                  ------------           ----------      -----------
                                           Shares         Amount          Shares         Amount    Paid-In Capital      Deficit
                                           ------         ------          ------         ------    ---------------      -------
BALANCE, FEBRUARY 28, 2007                        --   $         --     64,128,274   $    641,283   $ 25,073,282    $(28,364,434)

    Issuance of Stock -
     Anti-dilution Rights                                                  336,000          3,360         (3,360)
    Issuance of Stock -
     For Cash                                                            1,000,000         10,000         90,000
    Issuance of Stock -
     Consulting Services                                                   600,000          6,000         54,000

    Issuance of Warrants -
     Prepaid Financing Charges                                                                            91,650
    Discount on Debt due to
     Beneficial Conversion Option
                                                                                                         925,000

    Net Loss                                                                                                          (2,133,593)
                                        ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, NOVEMBER 30, 2007                        --   $         --     66,064,274   $    660,643   $ 26,230,572    $(30,498,027)
                                        ============   ============   ============   ============   ============    ============



                                           See Notes to Consolidated Financial Statements.



                                                               - 3 -

                               MEDISCIENCE TECHNOLOGY CORP.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
                                       (UNAUDITED)



                                                                  2007           2006
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities:
              Operating Activities:
           Net Loss                                           $(2,133,593)   $(1,035,459)
           Accretion of Interest on Convertible Debt              550,371             --
           Depreciation                                               708            708
           Amortization of Prepaid Financing Charges               45,317             --
           Amortization of Deferred Costs                         406,656        401,479
           Stock Issued for Consulting Services                        --         14,880
                                                              -----------    -----------
           Subtotal                                            (1,130,541)      (618,392)

      Changes in Assets and Liabilities
           (Increase) Decrease in Prepaid Expense and Other
               Current Assets                                      34,971         (2,002)
           (Decrease) Increase in Accounts Payable                 20,336        (22,609)
           Increase in Accrued Liabilities                         97,106        294,914
                                                              -----------    -----------
                Net Cash Used in Operating Activities             152,413       (348,089)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds from Common Stock Subscribed                            --         60,000
      Proceeds from Issuance of Common Stock                      100,000        240,000
      Proceeds from Issuance of Convertible Debt                  925,000             --
                                                              -----------    -----------
                Net Cash Provided by Financing Activities       1,025,000        300,000
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   46,872        (48,089)
------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------
      Beginning Balance                                           138,508        136,635
                                                              -----------    -----------
      Ending Balance                                          $   185,380    $    88,546
                                                              ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
-------------------------------------------
   ACTIVITIES:
   -----------
    Common Stock Issued for Future Services                   $    60,000    $   139,520
                                                              ===========    ===========
    Common Stock Issued for Anti-Diluting Rights              $     3,360    $     6,304
                                                              ===========    ===========
    Discount on Debt Due to Beneficial Conversion Option      $   925,000    $        --
                                                              ===========    ===========
    Warrants Issued for Prepaid Financing Charges             $    91,650    $        --
                                                              ===========    ===========
    Common Stock Issued - Cancellation of Debt                $        --    $    28,333
                                                              ===========    ===========


                 See Notes to Consolidated Financial Statements



                                          - 4 -

                 EXHIBIT TO CONSOLIDATED STATEMENT OF OPERATIONS
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                   (UNAUDITED)
                                   -----------

                                                       WEIGHTED
                                                       --------
                                            NET      AVERAGE SHARES    PER SHARE
                                            ---      --------------    ---------
                                           LOSS       OUTSTANDING       AMOUNT
                                           ----       -----------       ------

                                          Nine Months Ended November 30, 2007
                                       -----------------------------------------


Basic/diluted loss per common share:

Net Loss                               $(2,133,593)    65,499,607   $    (0.032)

      Effect of Dilutive Securities             --             --            --
                                       -----------    -----------   -----------

      Total                            $(2,133,593)    65,499,607   $    (0.032)
                                       ===========    ===========   ===========

                                          Nine Months Ended November 30, 2006
                                       -----------------------------------------

Basic/Diluted Loss Per Common Share:

Net Loss                               $(1,035,459)    61,845,270   $    (0.017)

      Effect of Dilutive Securities             --             --            --
                                       -----------    -----------   -----------

      Total                            $(1,035,459)    61,845,270   $    (0.017)
                                       ===========    ===========   ===========


                                         Three Months Ended November 30, 2007
                                       -----------------------------------------

Basic/Diluted Loss Per Common Share:

Net Loss                               $  (904,479)    66,064,274   $    (0.014)

      Effect of Dilutive Securities             --             --            --
                                       -----------    -----------   -----------

      Total                            $  (904,479)    66,064,274   $    (0.014)
                                       ===========    ===========   ===========


                                          Three Months Ended November 30, 2006
                                       -----------------------------------------

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

The consolidated financial statements as of and for the nine month periods ended November 30, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007. The interim operating results for the nine months ended November 30, 2007 may not necessarily be indicative of the operating results expected for the full year.

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

                     Accounting for Stock-Based Compensation

The adoption of SFAS No. 123R effective March 1, 2006, using the modified prospective method, had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006. There were no employee stock options issued during the fiscal nine months ended November 30, 2007 and 2006.

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

4.  Deferred Costs

      Expected future amortization of all deferred costs is as follows:

             Nine Months Ending      February 29, 2008      $ 114,362
             Year Ending             February 28, 2009        165,820
             Year Ending             February 28, 2010        100,547

5.  Convertible Debt

On January 10, 2007 the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes ("the Notes") in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest on the earlier of April 15, 2008 or three months after the completion of the initial public offering ("the IPO) of the shares of Bioscopix. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of Bioscopix in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average price preceding the effective date of the IPO of Bioscopix or
(ii) shares of Bioscopix at a price equal to 50% of the IPO price of the Bioscopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option
(ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. As of November 30, 2007 and February 28, 2007, $1,000,000 and $75,000 of the Notes have been issued with related discount of $1,000,000 and $75,000. The Notes will be accreted to their maturity value over the term of the Notes. Accretion of discount on a convertible debt amounted to $550,371 and $298,659 for the nine months and three months ended November 30, 2007. Accrued interest on convertible debt amounted to $57,312 and $29,919 for the nine months and three months ended November 30, 2007.

6.  Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $37,500 for the nine months ended November 30, 2007 and 2006. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $15,306 and $15,125 for the nine months ended November 30, 2007 and 2006, respectively.

7.  Accrued Liabilities

Accrued liabilities consist of the following:

                                         November 30,     February 28,
                                         ------------     ------------
                                            2007             2007
                                            ----             ----

        Legal and professional fees      $  190,882       $  227,381

        Consulting and university fees    1,438,415        1,440,616

        Salaries and wages                1,764,667        1,847,759

        Other                               149,747          101,435
                                         ----------       ----------

                   Total                 $3,629,004       $3,531,898
                                         ==========       ==========

Included in legal and professional fees as of November 30, 2007 and February 28, 2007 is $63,458 and $75,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of November 30, 2007 and February 28, 2007 is $1,397,019 and $1,394,818, respectively, owed to Dr. Alfano, a principal stockholder and former Chairman of the Company's scientific advisory board, with respect to his former consulting agreement.

Included in salaries and wages as of November 30, 2007 and February 28, 2007 is $1,838,759 and $1,689,667 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of November 30, 2007 and February 28, 2007 is $9,000 and $15,000, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

8.  Stockholders' Deficit

                              Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares ("Katevatis Shares"), which at the time represented 17% ("Katevatis Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the nine months ended November 30, 2007, the Company issued 272,000 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

Dr. Alfano was granted anti-dilution rights on certain shares ("Alfano Shares"), which at the time represented 4% ("Alfano Anti-Dilution Percentage") of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Dr. Alfano so that the Alfano Shares represent 4% of the issued and outstanding shares of common stock of the Company. If Dr. Alfano were to sell a portion or all of the Alfano Shares, the Alfano Anti-Dilution Percentage would be adjusted proportionately. During the nine months ended November 30, 2007, the Company issued 64,000 shares of common stock of the Company to Dr. Alfano in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company capitalized only the stock's par value from additional paid-in-capital because of the Company's accumulated deficit.

                     Common Stock Issued for Future Services

During March 2006, the Company issued 500,000 restricted shares of its common stock with a value of $80,000 to a consulting company in exchange for services to be rendered over a period of approximately three years. The transaction was recognized based on the fair value of the shares issued. Those services would consist of ongoing consultation in the construction of eight CD-Ratiometer units. During the quarter ended August 31, 2007, the consulting agreement with Alfanix was cancelled. The Company has requested the return of the 500,000 shares of common stock of Mediscience. Mediscience is to return the 10,000 shares of common stock of Alfanix. The shares are expected to be returned in a subsequent period and be cancelled. All unamortized costs associated with the above transaction have been expensed in the quarter ended August 31, 2007.

During May 2007, the Company issued 600,000 restricted shares of its common stock with a value of $60,000 to a medical consultant in exchange for services to be rendered over a period of one year. These services will consist of development and commercialization. The transaction was recognized based on the fair value of shares issued.

                          Common Stock Issued for Cash

In connection with the issuance of common stock during the nine months ended November 30, 2007, the Company issued 1,000,000 restricted shares of its common stock for cash proceeds of $100,000.

9.  Stock Options and Warrants

                                 Stock Options
                                 -------------

Activity related to stock options during the nine months ended November 30, 2007 is as follows:
                                                                    Weighted
                                                                    --------
                                                   Exercise         Average
                                                   --------         -------
                                     Shares       Price Range    Exercise Price
                                     ------       -----------    --------------
Outstanding, February 28, 2007         700,000   $1.00 - $2.00   $        1.50
     Granted                                --
     Exercised                              --
     Forfeited                              --

                                 -------------   -------------   -------------
Outstanding, November 30, 2007         700,000   $1.00 - $2.00   $        1.50
                                 =============   =============   =============

                                 Stock Warrants
                                 --------------

Activity related to stock warrants during the nine months ended November 30, 2007 is as follows:

                                             Shares          Exercise
                                             ------          --------
                                            Available      Price Range
                                            ---------      -----------
         Outstanding, February 28, 2007       6,599,332   $0.25 - $3.00
              Granted                         1,000,000   $        0.10
              Exercised                              --
              Forfeited                              --
                                          -------------   -------------
         Outstanding, November 30, 2007       7,599,332   $0.10 - $3.00
                                          =============   =============

In conjunction with convertible debt (Note 5), during the nine months ended November 30, 2007, the Company issued 1,000,000 warrants to a company assisting in raising capital, valued at $91,650, which were recorded as prepaid financing charges and being amortized over the term of the convertible debt. The warrants expire on July 19, 2012. All of the warrants were valued at the fair market value at the time of issuance. The fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 115.5%, and a risk-free interest rate based on the 5 year treasury bill rate at the time of issuance.

10.  Income Taxes

There is no income tax benefit for the losses for the nine months ended November 30, 2007 and 2006 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such.

                       Managements Discussion and Analysis
                       -----------------------------------

                Nine Months Ending November 30, 2007 Compared to
                ------------------------------------------------
                      Nine Months Ending November 30, 2006
                      ------------------------------------

Revenues
--------

We had no revenues during our nine months ending November 30, 2007 and 2006. Our primary focus was our continued development of our light-based technology.

General and Administrative Expense
----------------------------------

General and administrative expenses increased approximately $76,000 or 9% during the current nine month period ended November 30, 2007 as compared to November 30, 2006. The major expense components were as follows: salaries and wages of approximately $186,000 decreased $17,500 due to the departure of the Company's CEO, consulting costs decreased approximately $163,000 due to the decrease in deferred costs and the expiration of Dr. Alfano's agreement. All other general and administrative expenses totaling approximately $383,000 increased $257,000 mainly due to $120,000 of fees for the bridge financing.

Product Development Expense
---------------------------

Product development expense increased approximately $420,000 or 203% during the current nine month period ended November 30, 2007 when compared to the prior nine month period ended November 30, 2006. The increase is due to the clinical research being conducted at Infotonics in Rochester, NY. Infotonics has been retained by the Company to develop and commercialize medical diagnostic systems using tissue autofluorescence to detect disease states.

Liquidity and Capital Resources
-------------------------------

We had a deficiency in working capital as of November 30, 2007 of approximately $3,990,000 compared to a deficiency of approximately $3,404,000 at February 28, 2007 or a decrease in the deficiency of approximately $586,000 for the current nine month period ended November 30, 2007. The decrease in the deficiency was comprised of an increase of approximately $82,000 in current assets, consisting of cash and prepaid expenses, and an increase of approximately $668,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and other general obligations.

Cash flows from financing activities were $1,025,000 for the nine months ended November 30, 2007, which was related to the proceeds from the private placement of common stock and convertible debt. The proceeds from the private placement will be primarily used for working capital.

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



January 18, 2008

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