Form 10-K
period 2008-02-29
MEDISCIENCE TECHNOLOGY CORP
filed 2008-06-12
CIK 64647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 33-51218

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

Registrant's telephone number, including area code: (856) 428-7952

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.01 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                    Accelerated filer [ ]

    Non-accelerated filer [ ]                      Smaller reporting company [X]
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4,870,991.

As of June 6, 2008, there were outstanding 67,250,989 shares of the registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----
PART I
------

Item 1.    Business..........................................................  1

Item 1A.   Risk Factors...................................................... 15

Item 1B.   Unresolved Staff Comments......................................... 19

Item 2.    Properties........................................................ 20

Item 3.    Legal Proceedings................................................. 20

Item 4.    Submission of Matters to a Vote of Security Holders............... 20

PART II
-------

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................. 20

Item 6.    Selected Financial Data........................................... 21

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 21

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 24

Item 8.    Financial Statements and Supplementary Data....................... 24

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................. 25

Item 9A(T) Controls and Procedures........................................... 25

Item 9B.   Other Information................................................. 26

PART III
--------

Item 10.   Directors, Executive Officers and Corporate Governance............ 26

Item 11.   Executive Compensation............................................ 29

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................... 30

Item 13.   Certain Relationships and Related Transactions, and Director
           Independence...................................................... 31

Item 14.   Principal Accounting Fees and Services............................ 31

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules........................ 31

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

Certain statements in this Annual Report on Form 10-K, including statements under "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although the safe harbor under those statutes do not apply to companies, such as us, that issue penny stock. Forward-looking statements include, among other things, our assumptions underlying our statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, FDA requirements), continued clinical trial relationships and operating and capital requirements, critical accounting determinations, efforts to raise additional financing, and our commitment of resources. The forward-looking statements may also be impacted by the additional risks faced by us as described in this report, including those set forth under the section entitled "Risk Factors." Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements.

                                     PART I

Item 1.       Business

         Background

         Mediscience Technology Corp. ("we", "us", "Mediscience" or the "Company") operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in people without a traditional biopsy by using light to excite the molecules contained in tissue and measuring the differences in the resulting molecular natural fluorescence between cancerous and normal tissue. We sometimes refer to this as "Molecular Optical Biopsy."

         We are currently developing two products based on our technology:

         o the Cancer Diagnostic Ratiometer ("CD-R"), targeted as a replacement for traditional Pap smear tests to diagnose cervical cancer; and

         o the Compact Photonic Explorer ("CPE" or "Photonic Pill"), a small, optical diagnostic device that can be swallowed, targeted as a replacement for traditional endoscopy to diagnose cancers of the mouth, esophagus, colon and the rest of the upper respiratory and gastrointestinal system.

         On December 1, 1988, we acquired Laser Diagnostic Instruments, Inc. ("LDI"), whose principle asset was US patent number 4,930,516, "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence." On August 8, 1998, in a US Patent Office re-examination, the number of claims under this patent were expanded from 9 to 59. Our research and development activities are clustered around this patent and 26 related patents acquired by Mediscience as either owner or exclusive licensee.

         Strategy

         Our strategy is maximize the value of our patent portfolio, consisting of over 25 patents in the areas of tissue spectroscopy and optical imaging with applications in cancer detection, by leveraging our expertise in the area of fluorescent molecular imaging to position our products as real-time, less invasive, modern alternatives to traditional cancer diagnosis methods.

         Our Products

         Both of our products under development, the CD-R and the CPE, are based upon our proprietary Molecular Optical Biopsy technology that permits the diagnosis of cancerous and pre-cancerous tissue without a biopsy. We have also developed prototype Cancer Diagnostic Scan ("CD-Scan") and Cancer Diagnostic Map ("CD-Map") devices based on the same technology. The fundamental process used by these patents is the interpretation of optical imaging data gathered by exposing select areas of tissue to various forms of electromagnetic radiation, also called "fluorescence." The use of fluorescence provides a different and distinct molecular "signature" from normal tissue and cancerous tissue. That signature, in turn, can be converted into a specific algorithm that can distinguish cancerous tissue or pre-cancerous tissue from normal tissue.

         Although several cancer screening techniques have been developed for the early indication of various types of cancer in humans, such as, mammography for breast cancer, Pap tests for cervical cancer, PSA tests for prostate cancer and chest x-rays for lung cancer, excision biopsy is still the "gold standard" for making a definitive cancer diagnosis and for cancer staging, i.e., determining the extent of the progression of the disease prior to mapping out the most appropriate course of therapy. Excision biopsy requires a significant amount of surgical intervention to collect an adequate tissue sample to make a proper diagnosis and staging determinations. The process can sometimes expose the patient to health risks, lengthy hospital stays, long recovery times, pain and discomfort and significant health care expense.

         We believe our technology offers the potential of a less physically invasive method to diagnose and stage a variety of cancers without the excessive costs and potentially debilitating effects of biopsy. Initially, our products under development will target cervical cancer and cancers of the mouth, esophagus, colon and the rest of the upper respiratory and gastrointestinal system, but we believe our technology will be useful in diagnosing and staging for a wide range of the more than 100 known types of cancers.

         For example, the most widely practiced technique for definitive diagnosis of breast cancer, the leading cause of death among American women between the ages of 40 and 55 according to the American Cancer Society, is open surgical biopsy (a specific type of biopsy) which is done under a general anesthetic and typically results in surgical excision of a golf ball-sized mass of breast tissue. According to the American Cancer Society, about 800,000 such procedures are performed annually in the United States at an estimated annual cost of between $2 billion and $4 billion. If we can successfully adapt our technology to diagnose and stage breast cancers, we believe we will save up to half the current cost by reducing and/or eliminating extensive hospital stays and frequency of surgery, as well as impacting significantly the amount of patient discomfort for those patients medically determined to have cancer, and eliminate most of the trauma for the patients who are found not to have cancer.

         Cancer Diagnostic Ratiometer

         The CD-R is a compact instrument with user-friendly features and characteristics that has been designed to assess the target tissue and instantaneously report a "yes", "no" or "maybe" result on a computer screen. A fiber optic probe is attached to the CD-R, and the CD-R analyzes the optical data, providing fluorescence images of target tissue and computed diagnostic information. Because different fiber optic probe configurations and associated imaging optics can be used, we believe the CD-R will be a versatile device with a broad range of potential platform applications. We expect the CD-R to find use by medical practitioners in the office or clinical setting in configurations such as the following:

         o hand-held configuration for easy-to-access areas, such as the mouth or skin surface;

         o endoscope configuration for assessment of the upper or lower gastrointestinal tract;

         o        cystoscope configuration for study of the urinary tract;

         o        colposcope configuration for gynecological evaluation;

         o        laparoscope configuration for evaluation of internal organs;
                  and

         o core biopsy needle configuration to optically assess breast tumors or other deep tissue tumors, e.g. the pancreas, liver or prostate.

         Compact Photonic Explorer

         In September 2004, we entered into an agreement with Infotonics Technology Center, Inc. of Rochester New York (a not-for-profit corporation and consortium of Corning Inc., Eastman Kodak Company and Xerox Corporation that operates New York State's Center of Excellence in Photonics and Microsystems, and one of our investors) pursuant to which we acquired all Infotonics patent rights to the Compact Photonic Explorer ("CPE" or "Photonic Pill"), and we and Infotonics agreed to jointly develop the CPE for medical applications to detect cancer and/or physiological change in vivo in humans.

         The CPE is being designed to merge our Molecular Optical Biopsy technology with Infotonics's nanoscaling technology. By combining these technologies, we believe the CPE would result in faster and more accurate detection of cancerous and pre-cancerous tissue than traditional diagnostic methods and ultimately may provide the ability to treat cancer in living tissue through manipulation of visible and ultra-violet fluorescence.

         The first project for the CPE is to target diagnosing various forms of cancer throughout the gastrointestinal tract in real-time. Commercialization requires specific engineering and implementation decisions be made concerning the components and composition of the CPE, including the selection of a particular light emitter, light detector, power source, position detection means and casing design.

         Once completed, the CPE can offer doctors a new method of detecting cancerous and pre-cancerous cells in a way that we believe will mitigate the risks and discomfort and be less invasive and than the traditional "Barium Swallow" diagnostic procedure.

         In March 2006, New York State Science & Technology Law Center at Syracuse University College of Law release a report, commissioned by Infotonics, of its analysis of the ingestible Photonic Pill market, and reached the following conclusions:

         o The Photonic Pill demonstrates great promise in providing a non-invasive, preliminary means of detecting in vivo pre-cancerous and cancerous tissues in the upper digestive tract.

         o A number of important design issues remain to be addressed on the components and design of a miniaturized Photonic Pill, including the selection of a particular light emitter, light detector, power source, and position detection system and casing design.

         o The Photonic Pill has the potential to become a market leader in diagnostic technology, perhaps the industry standard, as a new diagnostic device that physicians will embrace because it addresses real concerns of the current marketplace.

         o The assessment process did not reveal any obvious intellectual property barriers to commercializing the Photonic Pill based on competitors' products in the market.

         Research and Product Development

         The utility of native tissue fluorescence spectroscopy for in vivo cancer detection in humans - the underpinning of our technology - was first discovered in the early 1980's by Dr. Robert Alfano. Dr. Alfano was a co-founder of Mediscience and is President and CEO of Alfanix Technology Ltd., a company founded by Dr. Alfano to focus on developing, building and selling photonics-based medical and non-medical devices, Chromium laser crystals, novel compact lasers, and photonics related technology.

         In 1992, we financially assisted in the establishment of the Medi-photonics Laboratory ("MPL") at the City College of New York to provide research and development services in the area of tissue spectroscopy and cancer detection and other biological applications. MPL, which is supervised by Dr. Alfano, developed several generations of our prototype device and has conducted in vitro, pre-clinical testing of various human tissue types to develop the preferred optical scanning and emission wavelengths that yield the most definitive information about native fluorescence characteristics of specific scanned tissue. The insight gained from this work has been the principal source of knowledge for the issued and pending patents that we own or possesses world wide exclusive licenses. This in vitro, pre-clinical research and development work also provided the starting point for the optical scanning parameters for our in vivo human clinical studies.

         Clinical Development

         Our products are designed primarily to be used directly on human patients in vivo. Part of the process of product development and U.S. Food and Drug Administration ("FDA") approval of any medical device is the development of sufficiently compelling clinical evidence to demonstrate safety and effectiveness for each intended diagnostic application (labeled or intended use). Because of potential clinical utility of our technology and products under development, we have developed collaborative clinical relationships with several cancer center research hospitals in the United States to assist in FDA clinical evaluations of our prototype products. These institutions include Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Hospital and the New York Hospital (Cornell Medical Center), in New York, and the Massachusetts General Hospital (Harvard Medical School) in Boston.

         An FDA-approved Phase I clinical feasibility study of the upper aero-digestive tract was carried out at Memorial Sloan-Kettering under the principal investigation of Stimson P. Schantz, M.D., Associate Professor of Surgery and Director of Cancer Prevention, and a member of our Scientific Board. It was established in this Phase I FDA approved study that the our CD-Scan prototype product is able to distinguish between cancerous and normal tissue in the oral cavity. Phase II and III clinical studies in the upper aero-digestive tract can be submitted for FDA consideration, subject to funding availability. We intend to re-visit this important area in the future.

         An FDA Phase I clinical study could be conducted at New York Hospital to assess the potential utility of our CD-R with a fiber optic probe adapted to a flexible endoscope for monitoring Barrett's Esophagus. Barrett's Esophagus is thought to be a possible precursor to esophageal cancer requiring routine monitored because of the predisposition to esophageal cancer. Current medical practice requires that multiple excisional biopsies be taken to monitor the progression of disease. The practice is painful, costly and probably unnecessary in the majority of Barrett's patients, but the current state of medical practice does not provide sufficient molecular information to distinguish between the high risk group and the lower risk group. We believe that endoscopic application of our technology will provide gastroenterologists with additional molecular information and the ability to better assess the condition of Barrett's tissue without a need for painful multiple biopsies and establish individual patient monitoring schedules. On April 24, 1997, we entered into a clinical trial agreement and provided initial funding for this institutionally-approved clinical study. However, further progress on this study through the FDA will require additional funding which cannot be provided at this time due to resource constraints.

         On March 29, 2006, the FDA approved as a "Non-Significant Risk Device Study" our multi-center pilot study approval adjunct to the Pap test intended to establish the safety and parameters of efficacy of the CD-R for cancer detection of the cervix preliminary to a pivotal study. The CD-R unit will be used to detect changes in the cervix using a non-invasive/minimally invasive and painless optical technology with a disposable probe to identify anomalous areas, with cancerous or pre-cancerous tissues. The purpose is to provide immediate real-time cancer diagnosis reading in the doctor's office with accuracy presently not available in the conventional Pap test approach. Ultimately, we intend the CD-R technology to replace the Pap smear, including deployment in global regions where Pap smears are not widely available. Based upon funding, we intend to commence the pilot study. Assuming the results of this initial efficacy and safety study are satisfactory in the detection of cervical cancer precursors, with FDA approval we intend to continue into a pivotal study, subject to our having sufficient resources.

         Business Development and Marketing

         We believe the market for optical biopsy-related products is intertwined with the impact of cancer on society and the benefits of early detection via various medical devices. The National Institute of Health reports cancer is responsible for one out of every four deaths in the United States. Approximately 400,000 to 500,000 people in the United States die of cancer every year. The financial costs of cancer reported in 2005 were significant: direct medical costs of cancer care totaled $74 billion, lost productivity and other effects added an additional $136 billion. More than 1,200,000 new cancer cases are diagnosed annually in the United States according to the American Cancer Society, and as many as 85 million people currently alive in the United States, nearly 1/3 of the population, will develop cancer during their lifetimes. Cancer therapy has progressed rapidly in recent years, but the axiom that early diagnosis is critical for successful treatment for the majority of cancer types still remains true. Our Molecular Optical Biopsy technology suggests broad application potential. We have chosen as our first application the improvement of Pap tests. Cervical cancer is the second most common cancer among women. The cancer is usually caused by common papilloma viruses, which are spread through sexual contact. The Pap smear is the most widely used screening technique (some 50 million Pap smears are performed in the U.S. annually) in which cervical cells collected by physicians are sent to laboratories for analysis (the total cost ranges between $35-$50 per test); however, the Pap test generates a significant number of both false positive (as much as 40-50%) and false negative results (as much as 20-40%). We believes our Molecular Optical Biopsy technology offers the ability to significantly improve sensitivity and specificity (to greater than 90%), with potential cost savings to the health care system in excess of $1 billion annually.

         We plan to develop certain of our CD products for diagnostic applications, (sometimes referred to as "labeled indications"), that we will ultimately market for our own account in the United States. In addition, we desire to co-develop one or more of our prototype CD products for specific cancer diagnostic applications with one or more selected other companies. We continue to seek relationships with highly qualified companies which have expressed interest in our technology.

         We have, in the past, and continue to encourage any possible collaboration especially with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities. A select number of these kinds of relationships, if we are successful in fostering them, are expected to add value by leveraging our financial resource base with development and licensing revenues that we can then use to help fund the development of our own products. We also believe that a market for our CD products will exist in Latin America, Africa, India the European Union and possibly Asia. We contemplate making a concerted effort to identify one or more possible licensees to help develop our products or variations thereof for key markets during 2008-2009.

         Manufacturing

         Our prototype products have been assembled through 2006 by the staff of the MPL at the City College of New York from components that are generally readily available from one or more sources in the marketplace. Starting in 2007, reengineered prototypes will be developed through our subsidiary BioScopix Inc. ("BioScopix") and Infotonics, using advanced optical components that we anticipate will positively impact overall system cost and size. Although additional design improvements will likely be required to refine the current prototype products for commercial use, we still believe that the key components will be available from one or more suppliers. The manufacture of our products will be carried out by BioScopix.

         As needed BioScopix will use manufacturing contractors who will be selected from a list of highly qualified New York companies who are familiar with the regulatory requirements of the FDA for the manufacture of medical devices, who are registered with and in good standing with the FDA and who employ current Good Manufacturing Practices ("GMP") in accordance with FDA guidelines. Additionally, an opportunity for a business arrangement with a major marketing co-developer could involve manufacture as well. We have also discussed with Infotonics the establishment of a BioScopix incubation site for business purposes and on site manufacturing at Infotonics's Rochester, New York campus. We believe this location would include New York State tax abatement benefits as well as the potential for Empire State EDA funding and NYSTAR grants.

         Competition

         CD-R

         Our Molecular Optical Biopsy technology represents a new diagnostic paradigm. We believe our technology is less invasive than traditional surgical biopsy -- no tissue is excised from the body -- and results are instantaneous, more sensitive to change, and possibly more accurate than other methods. Our technology, when developed, offers the promise of providing cost-effective and user-friendly screening with increased sensitivity and specificity, and ultimately, replacing excision biopsy as the diagnostic gold standard. There is intense competitive activity in this area; with at least seven companies to date conducting active research and development programs, as well as the recent development of FDA approved human papilloma virus, or HPV, vaccines.

         Current screening systems are dominated by the Pap smear and colposcopy, which are both established and pervasive, and now the entry of vaccines, such as that marketed by Merck and Glaxo. Improvements and new technologies for cervical cancer detection include Digene Corp. HPV testing and Cytyc Corp's "Thin-Prep." There are companies and institutions attempting to develop products using bio-photonic technologies in cervical cancer detection including Spectrx Inc, MD Anderson, and University of Michigan. We believe that our Molecular Optical Biopsy technology will enable us to develop devices that are more accurate, easier to use and/or less costly to administer to maintain competitive advantage.

         Of special interest are HPV vaccines by Merck and Glaxo. Our screening and vaccination are complimentary to one another, each providing a tool to fight cervical cancer. HPV has two different target populations. The first is those who have not been infected with HPV, but are at risk for infection. This population is in need of prevention. The second consists of those already infected with HPV and those who will become infected (subjects for whom prevention failed or not yet available). This population is in need of continual screening, diagnosis, treatment and post-treatment monitoring.

         For the first group, vaccination is the important part of the solution and there are many issues which may take significant time to resolve (i.e. vaccines efficiency, need for repeated boosters, duration of immunization, failure of immunization, emergence of new strains of viruses, etc). Merck's short studies show that their vaccine only targets two carcinogenic strains of HPV (HPV 16 and 18) out of 35 sexually transmitted strains of the virus. HPV 16 and 18, combined are responsible for 2/3 of cervical cancer and pre-cancer cases. The other 33 strains as well as other potential but unknown factors, which are not prevented by the vaccine, are responsible for the other 1/3 of the cases. It will take many years to vaccinate a significant fraction of the worlds at risk population. During this period, the CD-R could provide an efficient, cost effective, screening tool. Merck advises that despite the results obtained with their vaccine, patients must be followed with Pap smears indefinitely. The vaccines will apply only to target population under 15 years old.

         For the second population group (those infected with HPV), patients will also need to be screened, diagnosed, treated and/or monitored after treatment for a period of 15 to 25 years (from age 18 to age 40-45). During this period, the CD-R could provide an efficient, cost effective, screening tool with all the advantages of Molecular Optical Biopsy.

         Significant competitive approaches to cancer screening include, X-ray, CT, ultrasound, magnetic resonance and radionuclide imaging technologies; all based on the detection of intra-tissue structural abnormalities and are not suited to the evaluation of tissue surface lesions.

         We believe that we have strong intellectual property position that will permit us to achieve a strong position in this new area. Competition from both new and established firms, continues to be intense. Many of these firms have greater resources than registrant and more experience in the field of cancer diagnostics. Finally, there can be no assurances that our technology, even if developed successfully, will be accepted commercially in the marketplace in any application format.

         CPE (Photonic Pill)

         The three main competitors in the endoscopic ingestible pill market today are Given Imaging Ltd., Olympus Optical Ltd., and SmartPill Corporation. Each company offers a product supported by a different technical platform and with inherently different capabilities: Given's "PillCam" involves recorded white-light optical imaging and analysis; Olympus Optical's "EndoCapsule" involves real-time optical imaging, transmission and analysis; and the "SmartPill" involves chemical analysis of tissue as opposed to optical imaging. Our CPE uses molecular autoflourecsence sensing. We believe, based on market and technology review, that a photonics technical platform of optical biopsy, such as the CPE, introduces a new, better and more promising concept into the emerging endoscopic ingestible pill market.

         The four scientific platforms upon which pill technology is being produced use micro-electromechanical and micro-optic-electro-mechanical systems technology combining the features of remote operation with MEMS and MOEMS technology and in vivo imaging, (Given and Olympus Optical) or in, chemical analysis (SmartPill), or in the use of autoflourecsence data (Mediscience).

         Scientists are able to create in vivo systems that can collect large quantities of data and transmit that data to external systems while the device remains in vivo to enable doctors to navigate through the body to collect visual chemical or photonic data. The expectation is that such developments will allow doctors to generate new tests and better analyze and diagnose disease in the upper gastrointestinal tract and other parts of the body through less invasive and disruptive methods for the patient. The efforts of Infotonics, in conjunction with Mediscience Technology Corp. and BioScopix Inc., to develop a photonics biopsy pill based on a photonics platform that utilizes the inherent molecular physical characteristics of normal, pre-cancerous, and cancerous tissues exhibit when illuminated with light of specific frequencies, registrant believes, represents the next step in diagnostic technology.

         MEDISCIENCE: Our Molecular Optical Biopsy technology and continued research at Infotonics is a photonics-based optical biopsy pill represents the introduction of a new and promising concept into the imaging pill market. Commercialization of the CPE requires the finalization of specific engineering and implementation decisions concerning the components and composition of the pill.

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

         OLYMPUS: Camera pill is the ingestible EndoCapsule, available in Europe since October 2005, and approved by the FDA in September 2007. Like the Given product, the Olympus camera pill generates white light images of the digestive tract, providing an alternative to conventional white-light endoscopy. It transmits images via a "built-in capsule antenna," which is capable of transmitting to the data recorder at a rate of two images per second.

         SMARTPILL: Ingestible capsule endoscopy provides data to a computer, which monitors the progress of the pill. It is not a camera pill at all, it does not produce a visual image rather it is a mechanism that uses sensors to record and transmit data regarding pressure and pH levels as it moves completely through the entire gastrointestinal tract. Currently SmartPill is still a work in progress. Clinical trials for SmartPill began in March of 2005, and successfully completed the first phase of its clinical trials.

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

         On January 4, 2006, we, through our subsidiary Medi-Photonics Development LLC ("Medi-Photonics"), filed with the FDA our documented request for a pivotal study commencement of our optical biopsy device, the CD-R. The proposed indication for the use of the CD-R is as a device that serving as an adjunct to diagnosis for cancer detection of the cervix and for other molecular physiological abnormalities. The FDA reviewed our submission proposing a protocol for a pilot study for the CD-R entitled "A Multi-center Pilot study to establish the Safety and Parameters of Efficacy of an Optical Biopsy Device
(CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study," and determined that our proposed clinical investigation is a non-significant risk ("NSR") device study because it does not meet the definition of a significant risk ("SR") device under the applicable FDA regulations.

         An IDE application is not required to be submitted to, or approved by, FDA for an NSR study. An NSR study is, however, subject to the abbreviated requirements described in the IDE regulations. The sponsor of the investigation must properly label the device, obtain institutional review board approval of the investigation as an NSR study; ensure that each investigator obtains informed consent from each subject under the investigator's care; comply with the monitoring requirements; maintain required records; file the reports required; ensure that participating parties maintain required records and file all reports required.

         Registrant must also comply with the prohibitions against promotion and other practices. The sponsor of an NSR study, investigator, or any person acting for or on behalf of the registrant or investigator, is prohibited from promoting or test marketing the investigational device until after FDA has approved the device for commercial distribution; commercializing the device by charging a price greater them that necessary to recover the cost of manufacture, research, development, and handling; unduly prolonging the investigation; and representing the investigational device as being safe or effective for the purposes for which it is being investigated.

         Although registrant believes that our cancer diagnostic products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure needed funding and all governmental approvals or licenses, which could delay or possibly preclude us from completing our FDA process and/or marketing our CD products. To the extent that we intend to market our CD products in foreign markets through BioScopix or others, we will be subject to foreign governmental regulations, as well as U.S. regulations, with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

         Patents and Proprietary Rights

         The following is a summary of patents that we either own or for which we hold exclusive licenses.

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

         # 6,208,886 B1, March 27, 2001, Non-linear optical tomography of turbid media, Robert R. Alfano, Yici Guo, Feng Liu, Ping Pei Ho.

         # 6,215,587, April 10, 2001, Microscope imaging inside highly scattering media, Robert R. Alfano, Gordon Anderson, Feng Liu.

         On April 14, 2003, we secured the exclusive world-wide license for US patent "Stokes-Shift Fluorescence Spectroscopy for Detection of Disease and Physiological State of Specimen". The patent was filed under the Patent Cooperation Treaty ("PCT") (1970) for EU approval on January 23, 2004 and continues in that process.

         On October 18, 2005, we agreed to secure the exclusive world-wide license rights for US patent disclosure US 60/725,670 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" from the Research Foundation of the City University of New York ("RFCUNY").

         We believe that all recent filings plus our achieved intellectual property claims in cluster totality inter-relate in the process of non-invasively detecting cancerous tissue within the body and on issuance would significantly extend our core intellectual property technology expanding, maintaining and continuing our intellectual property position in the Molecular Optical Biopsy field. We regard this continuing accumulated and related patent cluster as pioneering, blocking and seminal in its area of cancer and physiological change diagnosis both in-vivo and in-vitro.

         We are seeking patent protection simultaneously in each of a large number of Western European countries by filing "international" patent applications. The application is subjected to an "international search. The search results in an "international search report," a listing of the citations of such published documents that might affect the patentability of the invention claimed in the application. The ISA also prepares a written opinion on patentability. The report and the written opinion are communicated to the applicant for his decision to continue or not in the process.

         The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. Our inter-related patent cluster was initially acquired through contract with the RFCUNY. In collaboration with Infotonics, we intend to concentrate our intellectual property investment and product development effort of the CD-R and CPE in our most viable market applications. The initial collaborative research and development agreement of November 9, 2004 between us and Infotonics was successfully completed as of May 31, 2007. We have executed a new agreement continuing our collaborative relationship. We believe this continued collaboration presents an opportunity for the advancement of medical equipment and diagnostic methods that utilize optical fluorescence and optical biopsy in the application and interpretation of induced autofluorescence as a means of assessing biological processes. In furtherance of New York state and federal grant support, our subsidiary BioScopix was awarded $23,066 on May 24, 2007 by the Finger Lakes New Knowledge Fusion Project Seed Grant Funding Program, for its proposal entitled, "Use of Vulvar Autofluorescence in Dairy Cows to Improve Breeding," under the direction of our medical consultant Dr. Fredrick Naftolin.

         Accordingly, we file patent applications to protect technologies that we believe are significant to the development of our business. We either own or hold exclusive rights to 28 U.S. patents, plus 1 patent in Japan, for a total of 29 patents. There can be no assurance, however, that any pending patent applications will issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what we believe to be our proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted there-under will provide us a competitive advantage.

         We also rely on trade secrets and know-how that we seek to protect, in part, through the use of confidentiality agreements. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and know-how will not otherwise become known to or independently developed by competitors.

         We have been diligent in the payment of maintenance obligations to the U.S. Patent Office during the life of each of our significant patents.

         Third Party Reimbursement

         We ultimately will seek reimbursement from third-party payers, primarily in the U.S. through federal, state, Medicare, Medicaid and private health insurance plans, and in other countries, typically national government sponsored health and welfare plans. Such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the U.S. and in other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on our business potential of our screening and diagnostic technology in any endoscopic format.

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

         Employees

         As of February 29, 2008, we had one full-time employee, Mr. Katevatis, our Chairman and CEO, one retained consultant, Dr. Naftolin, and one part-time employee, Mr. Benick, our CFO.

         Neither the full- or part-time employees nor the retained consultant are governed by any collective bargaining agreement. We believe the relations between us and our present employees and retained consultants are satisfactory.

         Scientific/Medical Advisory Board

         We established a Scientific Advisory Board in January 1993 to provide critical review and analysis of product development programs in the area of photonics and to serve as a source of information on new and existing product ideas, new technologies and current research activities. With the now present emphasis on commercialization of our intellectual property, the Scientific Advisory Board, consisting of Chairman Dr. Naftolin, Dr. Alfano and one other continuing member, is being expanded to include increased representation from the medical arts, including pathology, obstetrics and gynecology, and will be staffed with medical specialists who are skilled in the medical fields of primary interest to us in connection with our products. We believe that we have attracted accomplished clinicians who will help guide us in clinical study design aimed at gaining regulatory approval for commercial applications of our diagnostic technology. They will also be called upon to advise us about priorities and unmet needs in their respective disciplines and in matters such as physician's habits and preferences that would bear on product design and configuration.

         The Scientific Advisory Board is paid a fee of $1,000 for each meeting attended.

         Dr. Fredrick Naftolin, Contracted Senior Medical Consultant

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

         Professional Experience:

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

         1980     Fellow, Silliman College, Yale University

         1982-83  Fogarty Senior International Fellow

         1983     John Simon Guggenheim Jr. Memorial Fellow

         1985     Wyeth Lecturer, Canadian Fertility and Andrology Society

         1985 Royal College of Physicians and Surgeons of Canada, Lecturer, University of Saskatchewan, Canada

         1986 Royal College of Physicians and Surgeons of Canada, Lecturer, University of Western Ontario, Canada

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

         Licensure: California Connecticut

         Specialty Board: Obstetrics and Gynecology (1972)

         Societies: Alpha Omega Alpha, Sigma Xi, The Endocrine Society, The Pacific Coast Fertility Society (Honorary Member), Canadian Andrology and Fertility Societies (Honorary Member), Society for Gynecologic Investigation, International Society of Neuroendocrinology, International Society of Psychoneuroendocrinology, American Gynecological and Obstetrical Society, International Society for Gynecological Endocrinology .,Society for Neuroscience, North American Menopause Society, International Menopause Society, Israeli Fertility Society

         Editorial Boards:

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

         1987     Gynecological Investigation

         1987-91  Endocrine Reviews

         1987     Video Journal of Obstetrics and Gynecology

         1980-88  Drug Intelligence and Clinical Pharmacy (editorial panel)

         1979-82  New England Journal of Medicine

         1979-82  Journal of Steroid Biochemistry

         1974-92  Psychoneuroendocrinology

         The former Chairman is Dr. Robert R. Alfano, distinguished Professor of Science and Engineering and the Director of the IUSL at the City College of CUNY. He is co-author of a number of patents concerning the Company's photonic technology and a principal stockholder and co-founder of Mediscience. He has supervised the research and development of our cancer diagnostic technology as principal investigator at CCNY. In May 1989, Dr. Alfano was elected a Fellow of the Optical Society of America for his studies of ultra fast phenomena. He received his B.S. and M.S. degrees in Physics from Farleigh Dickinson University in 1963 and 1964, respectively. He received his Ph.D. in Physics from New York University in 1972. Dr. Alfano holds over 73 patents and has published over 600 papers. Dr. Alfano's contract as company paid consultant expired by its terms March 5, 2007.

         Stimson P. Schantz, M.D. is Director of Cancer Prevention, Department of Surgery Cornell University Memorial Sloan-Kettering Cancer Center, New York. Dr. Schantz has been appointed as the principal investigator under the Company's Clinical Trial Agreement with Memorial Hospital for Cancer and Allied Diseases and in such capacity, oversees the pilot study of tissue autofluorescence pursuant to such agreement. Between 1984 and 1991, Dr. Schantz served in various faculty positions at the M.D. Anderson Cancer Center in the Department of Head and Neck Surgery. Dr. Schantz is presently a member of the Society of Surgical Oncology, American Society for Head and Neck Surgeons, the Society of Head and Neck Surgery, and has served as the Director of research programs and as a member of the research committee at the University of Texas, M.D. Anderson Cancer Center. He has been the recipient of several honors and awards, including the First Independent Investigator Award of the National Cancer Institute awarded in March 1988 and an NCI contract to study biomarkers awarded in 1995. Dr. Schantz serves as reviewer and editor of a number of professional medical publications and is the author of numerous articles, papers, books and chapters, and abstracts. He was awarded a Bachelor of Arts Degree from Harvard College in 1970 and his M.D. from the University of Cincinnati in 1975. In April, 1998 Dr. Schantz was recruited to lead a multi-institutional effort revolving around cancer prevention clinical research programs and constituting a consortium effort with hospitals in the metropolitan New York City area supported by the National Cancer Institute approval and high priority rating on a $1.6 million dollar grant to carry out collaborative clinical trials which will be targeted specifically at developing Mediscience Technology and positioned to conduct phase II and phase III trials on a multi-organ basis involving diseases of the breast, upper and lower aerodigestive tract, and gynecologic tissues.

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

         (3) CPT-11 project: Gynecologic Project. Finalization of project in gynecologic malignancies and selection of endometrial cancer project (a Phase II study

         Clinical experience: 1969-1971 Rotating Externship, Brussels University Hospitals, Brussels, Belgium. 1971-1972 Rotating Internship, Brussels University Hospitals, Brussels, Belgium. 1972-1975 Residency, Obstetrics and Gynecology, Brussels University Hospital and Affiliated Hospitals, Belgium. 1975-1979. Residency, Obstetrics and Gynecology. The Jewish Hospital and Medical Center of Brooklyn, N.Y. 1979-1981 Fellow, Gynecology Oncology, Department of Obstetrics, Gynecology and Reproductive Sciences. Mount Sinai School of Medicine, New York, N.Y. 1981-1982 Attending Physician, Department of Obstetrics and Gynecology, Mount Sinai Hospital Medical Center of Chicago, Chicago, IL. 1981-1982. Assistant Professor, Rush Medical College, Chicago, IL. 1981-1982. Director of Medical Education for Residents and Students, Rush Medical College, Chicago, IL. 1982-1984 Full-time Attending, Department of Obstetrics, Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y. 1982-1984 Assistant Director, Division of Gynecologic- Oncology, Department of Obstetrics & Gynecology, and Reproductive Science, The Mount Sinai Medical Center, New York, N.Y. 1982-1991 Instructor, Mount Sinai School of Medicine, New York, N.Y. 1982-1984 Assistant Attending, Department of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y. 1982-1984 Assistant Director, Gynecologic Oncology, Dept of Obstetrics and Gynecology, The City Hospital Center at Elmhurst, N.Y. 1985 to 1994-Pres Attending, The Mount Sinai Medical Center, New York, N.Y., LaGuardia Hospital, Queens, N.Y., Doctors Hospital, New York, N.Y. St. Vincent Hospital, New York, Syosset Community Hospital, L.I. St. Clare's Hospital, N.Y.C. 1995-1996 Director, Division of Gyn/Oncology St. Vincent's Hospital, N.Y. 07/00-11/02 Director of Oncology, Clinical development, Daiichi Pharma.
Corp Montvale, New Jersey (Japan, Canada, Mexico and Europe)

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

Item 1A. Risk Factors

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

         If we cannot obtain additional funds when needed, we will not be able to implement our business plan. We will require substantial additional capital to develop our products, including completing product testing and clinical trials, (pilot and pivotal) obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through private placements and available University matching funds. We are seeking a collaborative partner for our technology and are seeking targeted funding for our FDA approved March 29, 2006 cervical cancer (Pap test) program. Any failure to find collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

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

         We are significantly influenced by our directors, executive officers and their affiliated entities. Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 20.7% of our outstanding common stock as of June 6, 2008. Additionally Founders Katevatis and Alfano have historical and board approved anti-dilution rights of 17% and 4% respectively. The founders are owed significant non-interest bearing debt which they have the right to assign at any time or conversely convert upon 60 days notice to the board at $.25 cents per share. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Item 1B.      Unresolved Staff Comments

         Not applicable.

Item 2.       Description of Property

         We are having on-going discussions with David Smith, President of Infotonics to establish an incubation site for us for development, assembly and manufacturing capability on the Infotonics campus in Rochester, New York.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

         Market Information

         Our common stock is traded under the symbol "MDSC" on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid for our common stock for the periods set forth below, as reported by Pink Sheets, LLC. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

                                                       High         Low
                                                       ----         ---

             3/1/2006 through 5/31/2006              $  0.195     $  0.12
             6/1/2006 through 8/31/2006                 0.22         0.12
             9/1/2006 through 11/30/2006                0.19         0.11
             12/1/2006 through 2/28/2007                0.182        0.12

             3/1/2007 through 5/31/2007                 0.13         0.082
             6/1/2007 through 8/31/2007                 0.12         0.08
             9/1/2007 through 11/30/2007                0.09         0.052
             12/1/2007 through 2/29/2008                0.07         0.05


         Holders

         As of June 6, 2008, there were approximately 679 holders of record of our common stock.

         Dividends

         We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on the common stock will rest solely within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since inception.

         Securities Authorized for Issuance Under Equity Compensation Plans

         We have two equity compensation plans. Our 1999 Stock Incentive Plan (the "1999 Plan") provides for the issuance of up to 25,000,000 incentive and non-qualified stock options, stock appreciation rights and shares of common stock to our eligible employees and consultants and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan (the "2003 Plan," and together with the 1999 Plan, the "Stock Option Plans") provides for the issuance of up to 7,000,000 non-qualified stock options, stock purchase warrants and shares of common stock to our eligible employees and consultants. Each of the Stock Option Plans was approved by our Board of Directors and ratified by the holders of a majority of our issued and outstanding shares of common stock within 12 months of such board approval. The following table presents certain information relating to outstanding awards and shares available for future grant under our Stock Option Plans in accordance with Item 201(d) of Regulation S-K.

                                   Equity Compensation Plan Information
                                                                             Number of securities
                                                                            remaining available for
                                                                             future issuance under
                             Number of securities to    Weighted-average      equity compensation
                             be issued upon exercise   exercise price of       plans (excluding
                             of outstanding options,  outstanding options,  securities reflected in
                               warrants and rights    warrants and rights         column (a))

       Plan category                   (a)                    (b)                     (c)
---------------------------  -----------------------  --------------------  ------------------------

Equity compensation plans
approved by security
holders                                 --                      --                  32,000,000

Equity compensation plans
not approved by security
holders                                 --                      --                       --
           Total                        --                      --                  32,000,000


         Recent Sales of Unregistered Securities

         None.

Item 6.       Selected Financial Data

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

         Overview

         We operate in one business segment and are principally engaged in the design and development of medical diagnostic instruments that detect cancer in people without a traditional biopsy by using light to excite the molecules contained in tissue and measuring the differences in the resulting molecular natural fluorescence between cancerous and normal tissue.

         We are currently developing two products based on our technology:

         o the Cancer Diagnostic Ratiometer ("CD-R"), targeted as a replacement for traditional Pap Smear tests to diagnose cervical cancer; and

         o the Compact Photonic Explorer ("CPE" or "Photonic Pill"), a small, optical diagnostic device that can be swallowed, targeted as a replacement for traditional endoscopy to diagnose cancers of the mouth, esophagus, colon and the rest of the gastrointestinal system.

         On December 1, 1988, we acquired Laser Diagnostic Instruments, Inc. ("LDI"), whose principle asset was US patent number 4,930,516, "Method and Apparatus for Detecting Cancerous Tissue Using Visible Luminescence." On August 8, 1998, in a US Patent Office re-examination, the number of claims under this patent were expanded from 9 to 59. Our research and development activities are clustered around this patent and 26 related patents acquired by Mediscience as either owner or exclusive licensee.

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

         Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss carry forwards. We have recorded a valuation allowance of $7.5 million as of February 29, 2008, due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

         Fiscal Years Ended February 29, 2008 and February 28, 2007

         Revenues

         We had no revenues during the year ending February 29, 2008 and February 28, 2007. Our primary focus was our continued development of our light-based technology.

         General and Administrative Expense

         General and administrative expenses increased approximately $76,000 or 6.5% during the current year ended February 29, 2008 as compared to the year ended February 28, 2007. This increase is net of both increases and decreases in key general and administrative expense categories. Included in the increase in general and administrative expense is a net increase of approximately $32,000 in salaries & wages. Mr. Katevatis, CEO, entered into a new employment agreement in March 2007, resulting in an increase of $50,000 per year, which was offset by a decline of $18,000 for the former President of the Company. The Company also had an increase in occupancy costs for an office in California totaling approximately $25,000 for fiscal 2008.

         Included in the increase in general and administrative expenses is an increase in professional fees approximating $124,000 during the current year when compared to the prior year. In the current year, the Company engaged outside counsel for a variety of legal matters to include issuance of convertible debt, negotiations for employment, SEC filings, research and development agreements, etc. Also included in the increase in general and administrative expense is an increase in financing costs approximating $191,000 which are associated with raising capital and the issuance of convertible debt and related warrants during fiscal year 2008.

         Included as a decrease in general and administrative expense is a decline in consulting costs approximating $160,000 associated with the expiration of Dr. Alfano's consulting contract during fiscal year 2008. Also, advertising, travel and marketing decreased approximately $16,000 in the current year when compared to the prior year. In the prior year, the Company was very active in pursuing the establishment of co-promotional arrangements for the marketing, distributing, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives.

         Included in the decrease in general and administrative expense is a decrease in consulting costs approximating $65,000 during the current year when compared to the prior year. These costs are primarily deferred costs which were amortized as an expense which were associated with corporate management, investor relations, marketing, development and corporate funding. All other general and administrative expenses decreased approximately $55,000 during the current year when compared to the prior year.

         Research and Development Expense

         Research and development expense increased approximately $594,000 during the current year ended February 29, 2008 when compared to the prior year ended February 28, 2007. This increase was primarily comprised of costs incurred at Infotonics Technology Center, Inc. in the development of medical diagnostic systems using tissue fluorescence to detect disease.

         Liquidity and Capital Resources

         We had a deficiency in working capital as of February 29, 2008 of approximately $4,591,000 compared to a deficiency of approximately $3,404,000 at February 28, 2007 or an increase in the deficiency of approximately $1,187,000 for the current year ended February 29, 2008. The increase in the deficiency was comprised of an increase of approximately $21,000 in current assets and an increase of approximately $1,208,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is represented by accruals for professional fees, consulting, salaries, and wages and other general obligations.

         Cash flows from financing activities was $1,143,000 for the year ended February 29, 2008, primarily related to the proceeds from the issuance of convertible debt of $1,043,000 and the issuance of common stock of $100,000. The proceeds from the private placement will be primarily used for working capital and clinical development of certain prototypes, regulators, medical and scientific affairs, and market research.

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

         Recent Accounting Pronouncements

         Reference is made to the Summary of Significant Account Policies included in the Consolidated Financial Statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.       Financial Statements and Supplementary Data

         The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 9A(T).   Controls and Procedures

         Evaluation of disclosure controls and procedures.

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

         Management's Report on Internal Control Over Financial Reporting.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

         Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that:

         i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

         iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management performed an assessment of the effectiveness of our internal control over financial reporting as of February 29, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was not effective as of February 29, 2008 because of the material weaknesses described below.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected.

         i. We do not have an independent board of directors or audit committee to oversee our internal control over financial reporting.

         ii. We have a limited number of personnel and as a result, there is limited segregation of duties amongst the company's employees with respect to preparation and review of the Company's financial statements.

         iii. We have limited ability to account for complex equity transactions, such that our controls relating to disclosure and related assertions in the financial statements in the area of non-routine transactions were not adequate.

         iv. We have informal policies and procedures and we lack a formal budgeting process.

         These material weaknesses may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with generally accepted accounting principles.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         Changes in internal control over financial reporting.

         During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

         None.

                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance

         The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers. Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name                             Age                   Position(s)
----------------------------     ---     ---------------------------------------
Frank D. Benick, CPA, CVA        59              Chief Financial Officer

Peter Katevatis Esq.             74      Chairman of the Board, Treasurer, Chief
                                                    Executive Officer

John M. Kennedy                  70        Director, Vice President, Secretary

William Armstrong                90                      Director

Michael N. Kouvatas, Esq.        79                      Director

         Each director holds office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the discretion of the Board of Directors.

         Management Biographies

         Peter Katevatis has served as Chairman of the Board of Directors and Chief Executive Officer since 1993 and as a director since 1981. As of April 24, 2006 he has served as interim President. On March 5, 2007 the board extended his employment agreement as CEO until 2015. Mr. Katevatis was elected Treasurer of the Company in

January 1996. Mr. Katevatis has been a practicing attorney in Philadelphia, Pennsylvania and Marlton, New Jersey, and is licensed as an attorney in New York and in the District of Columbia. Mr. Katevatis served as trustee of the New Jersey State's Police and Fireman Retirement Pension Fund from 1989 to 1996 and as a member of the New Jersey Investment Council from 1990 to December 1992. He is a member of the American Arbitration Association, serves as a listed arbitrator with the National Association of Security Dealers, and is a member of the National District Attorney's Association and the New York Academy of Science.

         Frank D. Benick has served as our Chief Financial Officer since November 2005. He has been a partner at the accounting firm of Gust, Dori,& Benick since 1983.

         John M. Kennedy currently serves as a Vice President and Secretary, and has been a director since 1982 and chairman of the audit committee since 2000. Mr. Kennedy served as Vice President since 1983, as Treasurer from 1984 to January 1996 and as Secretary since 1986. Mr. Kennedy is Chief Executive Officer of Pepco Manufacturing Co., a sheet metal fabricator for the electronics industry. Mr. Kennedy also was a director and member of the Audit Committee of First Peoples Bank of New Jersey from 1979 and also served as a member of its executive board until 1994, when Core-States Bank purchased First Peoples Bank.

         William W. Armstrong has served as a director since 1978 and as a member of the audit committee since 2000. Mr. Armstrong has been in retirement since 1982 following a 36-year career as a research scientist with Pfizer Inc., a global consumer health care and pharmaceutical company. Since his retirement, Mr. Armstrong has continued to serve as a consultant to Pfizer, currently in the animal health division. Mr. Armstrong has been awarded 14 patents concerning therapeutic agent dosage delivery systems.

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

         Corporate Governance

         We seek to follow best practices in corporate governance in a manner that is in the best interests of our business and stockholders. Our current corporate governance principles, including the Code Ethics and the charters of each of the committees of our Board of Directors are all available under Investor Relations - Sarbanes Compliance on our website at www.medisciencetech.com. We believe we are in compliance with the corporate governance requirements imposed by the Sarbanes-Oxley Act and the Securities and Exchange Commission. We will continue to modify our policies and practices to meet ongoing developments in this area.

         Board Committees

         Our Board of Directors has six structured standing committees: Audit Committee, Committee on Corporate Governance, Compensation and Benefits Committee, Executive Committee, Finance Committee, and Committee on Public Policy and Social Responsibility. Members of the individual committees are named below:

                                                                                                         Committee on
                        Committee on                                                                     Public Policy
                         Corporate        Compensation and                                                 and Social
        Audit            Governance           Benefits            Executive             Finance          Responsibility
------------------   -----------------   ------------------   -----------------   -----------------   -------------------
John Kennedy*        Michael Kouvatas    John Kennedy*        John Kennedy*       John Kennedy*        All directors
Michael Kouvatas     John Kennedy*       Michael Kouvatas     Michael Kouvatas*   William Armstrong
William Armstrong    Peter Katevatis     Peter Katevatis*     Peter Katevatis     Michael Kouvatas
                     William Armstrong
(*) Chairperson

         Audit Committee

         The Audit Committee has responsibility for, among other things: monitoring the integrity of our accounts, ensuring that they meet statutory and associated legal and regulatory requirements and reviewing significant financial reporting judgments contained; monitoring announcements relating to our financial performance; monitoring and reviewing the effectiveness of our internal audit function; making recommendations to the Board, regarding the appointment, re-appointment and removal of the external auditors, as appropriate; approving the remuneration and terms of engagement of the external auditors; monitoring and reviewing the external auditors' independence and the effectiveness of the audit process; developing policy for and pre-approval of the external auditors to supply non-audit services; monitoring the effectiveness of internal financial controls; reviewing the operation of the risk management process; and reviewing arrangements by which staff may raise complaints regarding financial reporting or other matters.

         The Board of Directors has determined that all of the members of the Audit Committee meet the independence criteria for audit committees and have the qualifications set forth in Rule 10A-3 under the Exchange Act.

         The Board of Directors adopted a written charter under which the Audit Committee operates. The Board of Directors reviews and assesses the adequacy of the charter of the Audit Committee on an annual basis.

         The Audit Committee held four meetings during the year ended February 29, 2008.

         The Board of Directors has also designated Mr. Kennedy as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Exchange Act.

         Corporate Governance, Compensation and Benefits and Other Committees

         The Committee on Corporate Governance is composed of four directors three of which are independent. The Committee assesses the size, structure and composition of the Board and Board Committees and acts as a screening and nominating committee for candidates considered for election to the Board.

         The Compensation and Benefits Committee, which is composed of two independent directors, consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans. It makes recommendations on compensation generally, executive officer salaries, bonus awards and stock option grants, special awards and supplemental compensation.

         The Executive Committee, which is composed of two independent directors, acts for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.

         The Finance Committee, which is composed of two independent directors, considers and makes recommendations on matters related to our financial affairs and policies, including capital structure issues, dividend policy, investment and debt policies, asset and portfolio management and financial transactions, all as necessary.

         The Committee on Public Policy and Social Responsibility, which is composed of all directors, advises the Board and management on company policies and practices that pertain to Mediscience's responsibilities and its obligations as a biomedical company whose products and services might affect health and quality of life around the world.

         Board and Committee Meeting Attendance

         During the year ended February 29, 2008, the Board of Directors met three times. Each member of the Board attended at least 75% of the meetings of the Board and committees on which he served.

         Directors' Fees

         No compensation has been paid to any individual for services rendered as a director.

         Compliance with Section 16(a) of the Securities Exchange Act

         Based solely upon a review of Forms 3 and 4 furnished under Rule 16a-3(e) of the Exchange Act during its most recent fiscal year, Forms 5 furnished with respect to our most recent fiscal year and any written representations received from persons required to file such forms, we believe that for the fiscal year ended February 29, 2008, our officers, directors and beneficial owners of more than ten percent of any class of our equity registered pursuant to Section 12 of the Exchange Act complied with all Section 16(a) filing requirements applicable to such persons.

         Code of Ethics

         We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K and available under Investor Relations - Sarbanes Compliance on our website at www.medisciencetech.com. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the attention of Mr. Katevatis. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended February 29, 2008.

Item 11.      Executive Compensation

         Compensation paid to Peter Katevatis, as Chief Executive Officer and Interim President during the three most recently completed fiscal years is set forth in the Summary Compensation Table below. No other executive officer's compensation exceeded $100,000 in the fiscal year ended February 29, 2008.

                                                  SUMMARY COMPENSATION TABLE

                                                                                               Nonqualified
                                                                                 Nonequity       Deferred
                                                               Stock   Option  Incentive Plan  Compensation   All Other
                                                              Awards   Awards   Compensation     Earnings    Compensation    Total
Name and Principal Position      Year  Salary ($)  Bonus ($)    ($)     ($)         ($)             ($)          ($)          ($)
Peter Katevatis                  2008   $250,000      --        --      --          --              --       $78,824 (1)   $328,824
Chairman, Interim Pres. and      2007    200,000      --        --      --          --              --        78,640 (1)    278,640
Chief Executive Officer (PEO)    2006    200,000      --        --      --          --              --        67,671 (1)   (267,671)


(1) Includes an annual retainer of $50,000 for the provision of legal services, automobile expense of $13,142 and health insurance of $15,582 for 2008, an annual retainer of $50,000 for the provision of legal services, automobile expense of $15,721 and health insurance of $12,919 for 2007 and an annual retainer of $50,000 for the provision of legal services, automobile expense of $ 5,292 and health insurance of $12,379 for 2006.

         Peter Katevatis, our Chairman of the Board and Chief Executive Officer, has an employment agreement with us ending March 5, 2015. The agreement provides that Mr. Katevatis will be compensated at an annual base salary of $200,000 with a discretionary annual bonus in an amount to be determined in accordance with a formula to be agreed upon by the Board of Directors and Mr. Katevatis. The agreement may be terminated by us for cause upon ninety days notice and by Mr. Katevatis for any reason, and by us without cause, upon sixty days notice. If Mr. Katevatis is terminated by us without cause, he will be entitled to his base salary for the balance of the term of the agreement and 200% of his annual bonus paid for the most recently ended fiscal year.

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

         The tables entitled "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END" and "DIRECTOR COMPENSATION" and the discussion related to that tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the officers or directors in any of the covered fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth, as of June 6, 2008, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock,
(ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 67,250,989 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities).

                                                                                  Percentage of
                                                      Amount and Nature            Outstanding
              Name and Address                     of Beneficial Ownership         Shares Owned
--------------------------------------------       -----------------------        --------------
William W. Armstrong
P.O. Box 607
Tupper Lake, NY 12986........................               391,000 (1)                   *

Frank D. Benick
100 Main Street
Flemington, NJ 08822.........................                    --                      --

Peter Katevatis
1235 Folkestone Way
Cherry Hill, NJ 08034........................            10,474,007 (2)                 15.6%

John M. Kennedy
802 Chestnut Avenue
Somerdale, NJ 08083..........................             2,424,599 (3)                  3.6%

Michael N. Kouvatas
27 Kings Highway
East Haddonfield, NJ 08033...................               622,666 (4)                   *

All directors and executive
officers as a group (5 persons)..............            13,906,272 (1) (2) (3) (4)     20.7%

------------
*Represents less than 1%

(1) Includes 6,000 shares held by Mr. Armstrong's wife for which Mr. Armstrong disclaims beneficial ownership.

(2) Excludes 200,000 shares owned by Mr. Katevatis's daughter as custodian for his grandchildren, and a total of 500,000 shares owned by his sons, as to all of which he disclaims beneficial ownership.

(3) Includes 100,000 shares registered in the name of Mr. Kennedy's wife for which Mr. Kennedy disclaims beneficial ownership.

(4) Includes (i) 118,000 shares owned by Mr. Kouvatas's wife; (ii) 6,000 shares for which Mr. Kouvatas is custodian for three (3) of his children; (iii) 36,000 shares for which Mr. Kouvatas's daughter is custodian for her two children; and (iv) 30,000 shares registered in the names of each his children. Mr. Kouvatas disclaims beneficial ownership of all of the foregoing shares. Also includes 40,000 shares currently in the estate of Mr. Kouvatas's son, of which Mr. Kouvatas and his wife are beneficiaries.


Item 13.      Certain Relationships and Related Transactions, and Director
              Independence

         Mr. Katevatis is paid $50,000 for legal services rendered to us during each fiscal year. Mr. Katevatis received $50,000 for each of our fiscal years commencing in 1998 through 2008.

         In July 2002, we entered into a month-to-month lease agreement with Peter Katevatis, our Chairman and Chief Executive Officer, for approximately 3,000 square feet for our corporate offices for which we pay no rent but have assumed the obligation to pay all taxes, maintenance, insurance, utilities and repairs relating to such premises. This agreement is still in effect.

         Mr. Katevatis and Dr. Robert Alfano have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis, salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into our common stock at $0.25 per share. If we receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock. As of February 29, 2008, accrued salary and fees amounted to $2,014,716 for Mr. Katevatis. As of February 29, 2008, accrued consulting fees amounted to $1,489,254 for Dr. Alfano.

         Director Independence

         We have developed our own definition for determining whether our directors and nominees for director, and members of specific committees of the Board, are independent. This definition is available under Investor Relations - Sarbanes Compliance on our website at www.medisciencetech.com. The Board has determined that each of Messrs. Kennedy, Armstrong and Kouvatas is an "independent director."

Item 14.      Principal Accounting Fees and Services

         Audit Fees

         The aggregate fees billed for each of the fiscal years ended February 29, 2008 and February 28, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $50,000 and $45,000, respectively.

         Audit Related Fees

         None.

         Tax Fees

         None.

         All Other Fees

         None.

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules

         Our consolidated financial statements for the fiscal years ended February 29, 2008 and February 28, 2007 are filed with this report.

Exhibit Index

3(i) Restated Certificate of Incorporation, dated December 9, 2004 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 on Form SB-2/A to our Registration Statement on Form S-3, filed on December 23,
         2004)

3(ii) By-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 on Form SB-2/A to our Registration Statement on Form S-3, filed on December 23, 2004)

4.1 Form of common stock certificate (incorporated by reference to Exhibit 4a to Amendment No. 3 our Registration Statement on Form S-1, Registration No. 2-42558, filed on September 15, 1972)

4.2 Anti-Dilution Agreement between the registrant and Peter Katevatis, dated July 19, 2004 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the quarterly period ended May 31, 2004)

+10.1 Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended February 28, 1993)

+10.2 Summary of amendment to Employment Agreement between the registrant and Peter Katevatis

+10.3    1999 Incentive Stock Option Plan (incorporated by reference to
         Appendix B-1 to our Definitive Information Statement on Schedule 14C as filed with the SEC on January 23, 2004)

+10.4 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Appendix A-1 to our Definitive Information Statement on Schedule 14C as filed with the SEC on January 23, 2004)

10.5 Letter Agreement between Memorial Hospital for Cancer and Allied Diseases and the registrant dated March 30, 1993 amending Clinical Trial Agreement dated June 1, 1992 (incorporated by reference to
         Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended February 28, 1993)

10.6 Clinical Trial Agreement effective December 1, 1994 between the registrant and the General Hospital Corporation, d.b.a. Massachusetts General Hospital (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended February 28, 1995)

10.7 Investigational Device Exemption dated January 3, 1997 by the U.S. Food and Drug Administration (incorporated by reference to Exhibit A to our Current Report on Form 8-K filed on January 6, 1997)

10.8 Consultant Agreement between registrant and Chesterbrook Partners Inc dated April 1, 2004 (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, Registration No. 333-117820, filed on July 30, 2004)

10.9 SMC agreement, dated May 18, 2007, between the registrant and Dr. Fredrick Naftolin (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on May 22, 2007)

10.10 Agreement, dated June 25, 2007, between the registrant and Infotonics Technology Center Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2007)

10.11 Agreement, dated March 3, 2008, between the registrant and Infotonics Technology Center Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2008)

14.1     Code of Ethics

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32 Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

+ Management contract or compensatory plan or arrangement

                          MEDISCIENCE TECHNOLOGY CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES



                                 C O N T E N T S
                                 ---------------



                                                                         PAGE
                                                                         ----


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              1


      CONSOLIDATED BALANCE SHEETS                                          2


      CONSOLIDATED STATEMENTS OF OPERATIONS                                3


      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT          4


      CONSOLIDATED STATEMENTS OF CASH FLOWS                                5


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6 - 15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Mediscience Technology Corp.
Cherry Hill, New Jersey


We have audited the accompanying consolidated balance sheets of Mediscience Technology Corp. and subsidiaries (the "Company") as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediscience Technology Corp. and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
June 5, 2008


                                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007



                                                                                        2008            2007
                                                                                   ------------    ------------
         ASSETS

CURRENT ASSETS
  Cash                                                                                 $123,582        $138,508
  Prepaid expenses and Other Current Assets                                              60,943          25,536
                                                                                   ------------    ------------

TOTAL CURRENT ASSETS                                                                    184,525         164,044

EQUIPMENT - Net                                                                             345           1,162

DEFERRED CHARGES                                                                        279,189         750,994

OTHER ASSETS                                                                              1,800           1,800
                                                                                   ------------    ------------

TOTAL ASSETS                                                                           $465,859        $918,000
                                                                                   ============    ============


         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debt, net of discount of $268,970 and $75,000                            $849,030              $-
  Accounts payable                                                                      128,647          35,971
  Accrued liabilities                                                                 3,798,221       3,531,898
                                                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                                                             4,775,898       3,567,869
                                                                                   ------------    ------------

TOTAL LIABILITIES                                                                     4,775,898       3,567,869
                                                                                   ------------    ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock - $.01 par value, 50,000 shares authorized, -0-
    shares issued and outstanding in 2008 and 2007, respectively                             --              --
  Common Stock - $.01 par value;  199,950,000 shares authorized;  67,250,989 and
    64,128,274 shares issued and outstanding in 2008 and 2007, respectively             672,510         641,283

ADDITIONAL PAID-IN CAPITAL                                                           26,394,562      25,073,282

ACCUMULATED DEFICIT                                                                 (31,377,111)    (28,364,434)
                                                                                   ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                                          (4,310,039)     (2,649,869)
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $465,859        $918,000
                                                                                   ============    ============


             The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-2

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


                                                    2008            2007
                                               ------------    ------------
   SALES                                       $         --    $         --

   COST OF SALES                                         --              --
                                               ------------    ------------

   GROSS PROFIT                                          --              --
                                               ------------    ------------

   GENERAL AND ADMINISTRATIVE EXPENSE             1,231,814       1,156,102

   RESEARCH AND DEVELOPMENT EXPENSE                 853,774         260,137
                                               ------------    ------------

   TOTAL EXPENSE                                  2,085,588       1,416,239
                                               ------------    ------------

   LOSS FROM OPERATIONS                          (2,085,588)     (1,416,239)

   OTHER INCOME (EXPENSE)

         Interest Income                              9,172           3,691
      Interest Expense                              (87,231)           (647)
   Accretion of Discount on Convertible Debt       (849,030)             --
                                               ------------    ------------
        Total Other Income and (Expense)           (927,089)          3,044
                                               ------------    ------------

   NET LOSS                                     $(3,012,677)    $(1,413,195)
                                               ============    ============


   BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                     $(0.046)        $(0.023)
                                               ============    ============

   BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF SHARES OUTSTANDING                  65,809,310      62,280,549
                                               ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                            MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                         YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


                                                 Preferred Stock        Common Stock
                                               -------------------  ---------------------
                                                                                            Additional      Common
                                                 Number                Number                Paid-in         Stock      Accumulated
                                               of Shares   Amount    of Shares    Amount     Capital       Subscribed     Deficit
                                               ---------  --------  ----------  ---------  ------------   -----------  ------------

BALANCE AT FEBRUARY 28, 2006                          --  $     --  59,553,893  $ 595,540  $ 24,462,292   $        --  $(26,951,239)

  Issuance of stock - prepaid lease                   --        --     150,000      1,500        19,500            --            --
  Issuance of stock - future consulting
    services                                          --        --   1,072,000     10,720       156,800            --            --
  Issuance of stock - anti-dilution rights            --        --     760,050      7,599        (7,599)           --            --
  Issuance of stock - cancellation of
    accrued expenses                                  --        --     166,666      1,667        26,666            --            --
  Issuance of stock - consulting services             --        --      93,000        930        13,950            --            --
  Issuance of stock - cash                                           2,332,665     23,327       326,673            --            --
  Discount on debt due to beneficial
    conversion option                                 --        --          --         --        75,000            --            --
  Net loss for the year ended
    February 28, 2007                                 --        --          --         --            --            --    (1,413,195)
                                               ---------  --------  ----------  ---------  ------------   -----------  ------------

BALANCE AT FEBRUARY 28, 2007                          --        --  64,128,274    641,283    25,073,282            --   (28,364,434)

  Issuance of stock - anti-dilution rights            --        --     508,429      5,084        (5,084)                         --
  Issuance of stock - for cash                        --        --   1,000,000     10,000        90,000            --            --
  Issuance of stock - future consulting
    services                                          --        --     900,000      9,000        66,000            --            --
  Issuance of warrants - prepaid financing
    charges                                           --        --          --         --        91,650            --            --
  Discount on debt due to beneficial
    conversion option                                 --        --          --         --     1,043,000            --            --
  Issuance of stock - prepaid lease                   --        --     714,286      7,143        35,714            --            --
  Net loss for the year ended
    February 29, 2008                                 --        --          --         --            --            --    (3,012,677)
                                               ---------  --------  ----------  ---------  ------------   -----------  ------------

BALANCE AT FEBRUARY 29, 2008                          --  $     --  67,250,989  $ 672,510  $ 26,394,562   $        --  $(31,377,111)
                                               =========  ========  ==========  =========  ============   ===========  ============


                      The accompanying notes are an integral part of these consolidated financial statements.


                                                                F-4

                     MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007



                                                               2008           2007
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $(3,012,677)   $(1,413,195)
    Adjustments to reconcile net loss
      to net cash used in operating activities
        Depreciation                                               817            945
        Amortization of deferred costs                         546,805        531,208
        Accretion of discount on convertible debt              849,030             --
        Amortization of prepaid financing costs                 76,093             --
        Common stock issued for other services                      --         14,880
        (Increase) decrease in assets
          Prepaid expenses                                      23,007           (505)
        Increase (decrease) in liabilities
          Accounts payable                                      92,676          6,767
          Accrued liabilities                                  266,323        436,773
                                                           -----------    -----------

    Net cash used in operating activities                   (1,157,926)      (423,127)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debt               1,043,000         75,000
    Issuance of common stock for cash                          100,000        350,000
                                                           -----------    -----------

    Net cash provided by financing activities                1,143,000        425,000
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (14,926)         1,873

CASH - BEGINNING OF YEAR                                       138,508        136,635
                                                           -----------    -----------

CASH - END OF YEAR                                            $123,582       $138,508
                                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
     Common stock issued for prepaid lease                     $42,857        $21,000
                                                           ===========    ===========
    Common stock issued for deferred charges                   $75,000       $167,520
                                                           ===========    ===========
    Common stock issued for cancellation of debt           $        --        $28,333
                                                           ===========    ===========
    Common stock issued - anti-dilutive rights                  $5,084         $7,599
                                                           ===========    ===========
    Discount on debt due to beneficial conversion option    $1,043,000        $75,000
                                                           ===========    ===========
    Warrants issued for prepaid financing charges              $91,650    $        --
                                                           ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.


                                         F-5

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------
The consolidated financial statements include the accounts of Mediscience Technology Corp. ("Mediscience") and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser"), Photonics for Women's Oncology, LLC ("Photonics") and Mediphotonics Development, LLC ("Mediphotonics"), and Bioscopix, Inc. ("Bioscopix"), (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Bioscopix and Mediphotonics are the only active subsidiaries of the Company.

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

Equipment
---------
Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $817 and $945 in 2008 and 2007, respectively.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Research and Development
------------------------
Research and development costs are charged to operations when incurred. The amounts charged to expense were $853,774 and $260,137 in 2008 and 2007, respectively.

Loss per Common Share
---------------------
In accordance with SFAS No. 128, "Earnings per Share," basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the years ended February 29, 2008 and February 28, 2007, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
---------------------------------------
The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123R effective March 1, 2006 had no effect on the Company's results of operations since there were no nonvested options at March 1, 2006 and there were no employee stock options issued during the year ended February 29, 2008 and February 28, 2007.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year. These financial institutions have strong credit ratings, and management believes the credit risk related to these deposits is minimal.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not-recognition threshold at the effective date to be recognized upon the adoption of Fin 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective March 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings at March 1, 2007.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 1 - NATURE OF  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONT.)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain measurements reported on the Statement of Operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined whether it will adopt this statement and its impact on its financial statements and footnote disclosures.

In  December  2007,  the FASB  issued  SFAS No.  141  (revised  2007),  Business
Combinations ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company starting January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning March 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned.

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnote disclosures.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $50,000 for each of the two years ended February 29, 2008 and February 28, 2007. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis' employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations are located in Mr. Katevatis' home. Expenses recognized were $18,762 and $20,897 in 2008 and 2007, respectively, and are recorded in general and administrative expense.

See Note 7 for details regarding the Company's consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

NOTE 3 - DEFERRED CHARGES

In fiscal 2008 and 2007, the Company issued 900,000 and 1,072,000 fully vested restricted shares of its common stock at fair market value to different consulting groups in exchange for a variety of services to be rendered, over a period of 12 and 6 - 24 months, respectively, for matters such as corporate management, marketing opportunities, product development and research, corporate funding, investor relations and FDA clinical trials. These costs have been capitalized and will be recognized ratably over the terms of the agreements. Expected future amortization of deferred charges is as follows:

                       Years Ending
                   --------------------

                     February 28, 2009       $  178,642
                     February 28, 2010          100,547
                                             ----------
                                             $  279,189
                                             ==========

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 2008         2007
                                             ----------   ----------
            Legal and professional fees        $228,382     $227,381
            Consulting and university fees    1,440,615    1,438,415
            Salaries and wages                1,949,758    1,764,667
            Other                               179,466      101,435
                                             ----------   ----------
                     Totals                  $3,798,221   $3,531,898
                                             ==========   ==========

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $75,958 and $75,958 as of February 29, 2008 and February 28, 2007, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and chairman of the Company's Scientific Advisory Board (Note 7), with respect to his consulting agreement of $1,397,019 and $1,394,818 as of February 29, 2008 and February 28, 2007, respectively.

Accrued expense reimbursements of $92,235 and $92,235 were due to Dr. Alfano at February 29, 2008 and February 28, 2007, respectively.

Accrued salaries and wages include amounts due to Mr. Katevatis of $1,938,758 and $1,689,667, and $11,000 and $15,000 to Mr. Frank D. Benick, Chief Financial Officer, and $-0- and $60,000 due to Mr. Englehart, former President, as of February 29, 2008 and February 28, 2007, respectively.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 5 - CONVERTIBLE DEBT

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes ("the Notes") in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $118,000 has been raised as of February 29, 2008) or three months after the completion of the initial public offering ("the IPO") of the shares of Bioscopix. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of Bioscopix in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average price preceding the effective date of the IPO of Bioscopix or (ii) shares of Bioscopix at a price equal to 50% of the IPO price of the Bioscopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. On January 29, 2008, the Notes were modified to provide for two additional options. In addition to options (i) and (ii), Holders of the notes may now also convert the notes into
(iii) BioScopix stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the BioScopix stock IPO price and (iv) combination of alternatives (ii) and (iii). The additional options did not require an adjustment to the value of the Notes. As of February 29, 2008, and February 28, 2007, $1,118,000 and $75,000 of Notes have been issued with related discount of $1,118,000 and $75,000, respectively. The Notes will be accreted to their maturity value over the term of the Notes. During fiscal years 2008 and 2007, accretion of discount amounted to $849,030 and $-0-, respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default. Under the terms of the Notes, in the event of default the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which is now expected to take place prior to April 15, 2009. As of June 5, 2008, there have been no demands for repayment by the Note holders.

NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended February 29, 2008 and February 28, 2007 due to the following:

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

The components of the net deferred income tax asset and liability as of February 29, 2008 and February 28, 2007 are as follows:

                                                 2008          2007
                                             -----------   -----------
         Deferred income tax asset:
           Net operating loss carryforward    $7,452,874    $6,384,718
           Valuation allowance                 7,452,874    (6,384,718)
                                             -----------   -----------
         Deferred income tax liability                --            --
                                             -----------   -----------
                         Totals              $        --   $        --
                                             ===========   ===========

As of February 29, 2008 and February 28, 2007, the Company has valuation allowances of $7,452,874 and $6,384,718, respectively, which relates to federal and state net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating losses can be carried forward, the existence of

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 6 - INCOME TAXES (CONT.)

taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. As of February 29, 2008 and February 28, 2007, the Company has net operating loss carryforwards of approximately $20,090,000 and $17,471,000, respectively for federal purposes and $10,476,000 and $7,482,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

The net operating losses are scheduled to expire in the following years:

                                   Federal        State         Total
                                 -----------   -----------   -----------
           2009                  $   854,000   $        --   $   854,000
           2010                      615,000       129,000       744,000
           2011                    1,136,000       315,000     1,451,000
           2012                    1,556,000       216,000     1,772,000
           2013                    2,636,000       850,000     3,486,000
           2014                    1,128,000     2,358,000     3,486,000
           2015                           --     2,197,000     2,197,000
           2016                           --     1,399,000     1,399,000
           2017                           --     3,012,000     3,012,000
           2019(*)                   808,000            --       808,000
           2020(*)                   943,000            --       943,000
           2021(*)                   298,000            --       298,000
           2022(*)                   316,000            --       316,000
           2023(*)                   182,000            --       182,000
           2024(*)                   790,000            --       790,000
           2025(*)                 2,284,000            --     2,284,000
           2026(*)                 2,156,000            --     2,156,000
           2027(*)                 1,388,000            --     1,388,000
           2028(*)                 3,000,000            --     3,000,000
                                 -----------   -----------   -----------
             Total               $20,090,000   $10,476,000   $30,566,000
                                 ===========   ===========   ===========

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

As previously mentioned in Note 1 on March 1, 2007, the Company adopted FIN 48, which provides guidance for the recognition and measurement of certain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of March 1, 2007, the Company had no unrecognized tax benefits, and accordingly, the Company has not recognized any interest or penalties during the year ended February 29, 2008 related to unrecognized tax benefits. The Company did not accrue for interest or penalties as of February 29, 2008. The Company does not have an accrual for uncertain tax positions as of February 29, 2008.

The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on February 28, 2005 and thereafter are subject to examination by the relevant taxing authorities.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 7- COMMITMENTS AND CONTINGENCIES

Dr. Robert R. Alfano
--------------------
The Company had a consulting agreement (the "Agreement") through March 2007 with Dr. Robert R. Alfano, a principal stockholder of the Company and Chairman of its Scientific Advisory Board. Pursuant to the terms of the Agreement, Dr. Alfano was paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per annum in connection with the company's medical photonics business. The Agreement further provides that Dr. Alfano was to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. The agreement expired on March 5, 2007.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no revenue, no amounts have been paid during the two years ended February 29, 2008 and February 28, 2007.

Other Royalties
---------------
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the two years ended February 29, 2008 and February 28, 2007.

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

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and received an option to purchase 300,000 shares of common stock at $1.00 per share. It is the Company's intention to renew this agreement.

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

Private Placements Common Stock
-------------------------------
During fiscal 2007, the Company issued 2,332,665 shares of common stock at a price of $.15 per share for $350,000.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

During fiscal 2008, the Company issued 1,000,000 shares of common stock at a price of $.10 per share for $100,000.

Common Stock Issued for Services
--------------------------------
During April 2006, the Company issued 93,000 shares of its common stock at a fair market value of $.16 per share to a consultant for research and development services. This non-cash expense was recorded as general and administrative expense in the consolidated statement of operations.

Common Stock Issued for Future Services
---------------------------------------
During March, 2006, the Company issued 500,000 restricted shares of its common stock with a value of $80,000 to a consulting company, Alfanix, in exchange for services to be rendered over a period of approximately three years. The transaction was recognized based on the fair value of the shares issued. Those services would consist of ongoing consultation in the construction of eight CD-Ratiometer units. During the quarter ended November 30, 2007, the consulting agreement with Alfanix was cancelled. The company has requested the return of the 500,000 shares of common stock of Mediscience. Mediscience is to return the 10,000 shares of common stock of Alfanix. The Company has placed a stop order on these shares and requested they be returned. All unamortized costs associated with the above transaction have been expensed in the quarter ended November 30, 2007.

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

During February 2008, the Company issued 300,000 restricted shares of its common stock with a value of $15,000 to a consulting firm in exchange for public and investor relations consulting services to be rendered over a one year period. The transaction was recognized based on the fair value of shares issued.

Common Stock Issued for Prepaid Lease
-------------------------------------
On February 22, 2007, the Company issued 150,000 shares at a fair market value of $.14 per share for a two year lease on office space in California.

On January 4, 2008, the Company issued 714,286 restricted shares at a fair market value of $.06 per share for a two year lease on office space in California. All unamortized costs associated with the prior lease have been expensed in the quarter ended February 29, 2008.

2003 Consultants Stock Plan
---------------------------
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan ("Consultants Plan"). The Consultants Plan was subsequently approved by the stockholders on February 17, 2004. The aggregate number of shares that may be issued under the options shall not exceed 7 million. No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 29, 2008 and February 28, 2007.

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Activity related to stock options during the two years ended February 29, 2008 and February 28, 2007 is as follows:


                                                   Exercise          Weighted
                                                     Price        Avg. Exercise
                                    Shares           Range            Price
                                 ------------    -------------     -----------
Outstanding, February 28, 2006      2,700,000    $ .25 - $2.00     $      1.04
Granted                                    --    $ .25 - $1.00
Forfeited                          (2,000,000)
                                 ------------
Outstanding, February 28, 2007        700,000    $1.00 - $2.00     $      1.50
Granted                                    --
Forfeited                            (400,000)
                                 ------------
Outstanding, February 29, 2008        300,000           $1.00      $      1.00
                                 ============

Stock Warrants
--------------
Stock warrant activity during the two years ended February 29, 2008 and February 28, 2007 was as follows:

                                                   Exercise          Weighted
                                                     Price        Avg. Exercise
                                    Shares           Range            Price
                                 ------------    -------------     -----------
Outstanding, February 28, 2006      4,600,000    $.25 - $3.00      $      1.43
Granted                             1,999,332                      $      0.25
Exercised                                  --
                                 ------------
Forfeited                                  --
                                 ------------
Outstanding, February 28, 2007      6,599,332    $.25 - $3.00             1.07
Granted                             1,000,000                      $      0.10
Exercised                            (150,000)                     $      0.25
Forfeited                          (3,450,000)   $.25 - $1.00
                                 ------------
Outstanding, February 29, 2008      3,999,332    $.10 - $3.00      $      0.90
                                 ============

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

                  MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

In connection with its private placement offers in 2005 and its extension into fiscal 2007, the Company granted warrants to purchase 1,999,332 shares of common stock at $1.00 per share. The warrants expire in August 2008.

In conjunction with convertible debt (Note 5), the Company issued 1,000,000 warrants to a company assisting in raising capital, valued at $91,650, which were recorded as prepaid financing charges and being amortized over the term of the convertible debt. The warrants expire on July 19, 2012. All of the warrants were valued at the fair market value at the time of issuance. The fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 115.5% and a risk-free interest rate based on the 5 year treasury bill rate at the time of issuance.

Anti-Dilution Rights
--------------------
The Company and Mr. Peter Katevatis have an anti-dilution rights agreement which provides that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights are exercisable at Mr. Katevatis' sole discretion. During the years ended February 29, 2008 and February 28, 2007, Mr. Katevatis exercised his right and requested the Company issue 444,429 and 641,478 common shares respectively. As of February 29, 2008 and February 28, 2007, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position.

Anti-Dilution Rights
--------------------
The Company and Dr. Robert Alfano had an anti-dilution rights agreement which provided that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights were exercisable at Dr. Alfano's sole discretion. During the years ended February 29, 2008 and February 28, 2007, Dr. Alfano exercised his right and requested the Company issue 64,000 and 118,572 common shares. As of February 28, 2007, the Company was obligated to issue an additional 14,001 shares to Dr. Alfano in connection with the anti-dilution rights. As a result of the completion of Dr. Alfano's consulting agreement as of March 5, 2007, the anti-dilution rights terminated. Subsequent to March 5, 2007, Dr. Alfano was issued 64,000 shares of the Company's common stock in connection with the anti-dilution rights of which 49,999 shares were issued in error. The Company has placed a stop order and requested the 49,999 shares be returned by Dr. Alfano for cancellation.

Debt Conversion
---------------
On November 15, 2006, the Company converted $28,333 of accrued salary for 166,666 shares of the Company's common stock.

NOTE 9 - SUBSEQUENT EVENT

The Company executed an agreement dated March 3, 2008 with Infotonics Technology Center, Inc., a New York not-for-profit corporation, under which Infotonics Technology Center Inc. ("Infotonics") agrees to develop through advances in optical, mechanical, electrical, software and diagnostic aspects, and to commercialize, the Company's medical diagnostic systems using tissue auto fluorescence to detect disease states. The Companies have agreed that Infotonics will issue a series of purchase orders covering a three month period detailing work to be performed by Infotonics. The agreement is also intended to benefit BioScopix, Inc., the Company's wholly-owned subsidiary that is expected to own the medical diagnostic systems using tissue auto fluorescence to detect disease states as that technology is further developed. The agreement has a termination date of December 31, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDISCIENCE TECHNOLOGY CORP.



Date: June 12, 2008            By:      /s/ Peter Katevatis
                                   --------------------------------------------
                                        Peter Katevatis Esq.
                                        Chairman of the Board, Treasurer and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 12, 2008             By:      /s/ Peter Katevatis
                                    -------------------------------------------
                                         Peter Katevatis Esq.
                                         Chairman of the Board, Treasurer and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: June 12, 2008             By:      /s/ Frank D. Benick
                                    -------------------------------------------
                                         Frank D. Benick, CPA, CVA
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

Date: June 12, 2008             By:      /s/ John M. Kennedy
                                    -------------------------------------------
                                         John M. Kennedy
                                         Director, Vice President and Secretary

Date: June 12, 2008             By:      /s/ William Armstrong
                                    -------------------------------------------
                                         William Armstrong
                                         Director

Date: June 12, 2008             By:      /s/ Michael N. Kouvatas
                                    -------------------------------------------
                                         Michael N. Kouvatas
                                         Director

                          Mediscience Technology Corp.

                                    Form 10-K
                   For the fiscal year ended February 29, 2008

                                  Exhibit Index


3(i)     Restated Certificate of Incorporation, dated December 9, 2004 *

3(ii)    By-laws *

4.1      Form of common stock certificate *

4.2 Anti-Dilution Agreement between the registrant and Peter Katevatis, dated July 19, 2004 *

10.1 Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis *

10.2 Summary of amendment to Employment Agreement between the registrant and Peter Katevatis **

10.3     1999 Incentive Stock Option Plan *

10.4     2003 Consultants Stock Option, Stock Warrant and Stock Award Plan *

10.5     Letter  Agreement  between  Memorial  Hospital  for  Cancer  and Allied
         Diseases and the registrant dated March 30, 1993 amending Clinical Trial Agreement dated June 1, 1992 *

10.6 Clinical Trial Agreement effective December 1, 1994 between the registrant and the General Hospital Corporation, d.b.a. Massachusetts General Hospital *

10.7 Investigational Device Exemption dated January 3, 1997 by the U.S. Food and Drug Administration *

10.8 Consultant Agreement between registrant and Chesterbrook Partners Inc dated April 1, 2004 *

10.9 SMC agreement, dated May 18, 2007, between the registrant and Dr. Fredrick Naftolin *

10.10 Agreement, dated June 25, 2007, between the registrant and Infotonics Technology Center Inc. *

10.11 Agreement, dated March 3, 2008, between the registrant and Infotonics Technology Center Inc. *

14.1     Code of Ethics **

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32 Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
         **

 * Previously filed
** Filed herewith