Form 10-Q
period 2008-05-31
MEDISCIENCE TECHNOLOGY CORP
filed 2008-07-22
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-07405

MEDISCIENCE TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1937826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1235 Folkestone Way
Cherry Hill, New Jersey	08034
(Address of principal executive offices)	(Zip Code)

(215) 485-0362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 31, 2008, there were outstanding 67,250,989 shares of the registrant’s common stock, $.01 par value.

MEDISCIENCE TECHNOLOGY CORP.
MAY 31, 2008

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEET

	May 31, 2008 (Unaudited)	February 29, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$308,863	$123,582
Prepaid Expenses and Other Current Assets	40,029	60,943
Total Current Assets	348,892	184,525
PROPERTY, PLANT AND EQUIPMENT
Net of Accumulated Depreciation	259	345
OTHER ASSETS - Security Deposit	1,800	1,800
- Deferred Costs	221,161	279,189
TOTAL ASSETS	$572,112	$465,859
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible Debt, Net of Discount $469,630 and $268,970	$1,086,870	$849,030
Accounts Payable	68,001	128,647
Accrued Liabilities	3,867,436	3,798,221
Total Current Liabilities	5,022,307	4,775,898
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 50,000 Shares Authorized; Issued and Outstanding -0- Shares -May 31, 2008; -0- Shares - February 29, 2008	-	-
Common Stock $.01 Par Value, Authorized 199,950,000 Shares; Issued and Outstanding Shares - 67,250,989 Shares May 31, 2008; 67,250,989 Shares - February 29, 2008	672,510	672,510
Additional Paid-in Capital	26,833,062	26,394,562
Accumulated Deficit	(31,955,767)	(31,377,111)
Total Stockholders' Deficit	(4,450,195)	(4,310,039)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$572,112	$465,859

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS
	2008	2007

Net Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

General and Administrative Expense	249,683	264,559

Product Development Expense	51,457	162,533

Total Expenses	301,140	427,092

Other Income	1,684	1,480

Interest Expense	(41,360)	(5,952)

Accretion of Interest on Convertible Debt	(237,840)	(46,771)

Total Other Income and Expense	(277,516)	(51,243)

Net Loss	$(578,656)	$(478,335)

Basic and Diluted Loss Per Common Share	$(0.009)	$(0.007)

Weighted Average Common Shares Outstanding	67,250,989	64,571,941

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS= DEFICIT
FOR THE THREE MONTHS ENDED MAY 31, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit
BALANCE, FEBRUARY 29, 2008	-	$-	67,250,989	$672,510	$26,394,562	$(31,377,111)
Discount on debt due to beneficial conversion option	-	-	-	-	438,500	-
Net Loss	-	-	-	-	-	(578,656)
BALANCE, MAY 31, 2008	-	$-	67,250,989	$672,510	$26,833,062	$(31,955,767)

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities: Operating Activities:
Net Loss	$(578,656)	$(478,335)
Accretion of Interest on Convertible Debt	237,840	46,771
Depreciation	86	236
Amortization of Deferred Costs	58,028	121,849
Subtotal	(282,702)	(309,479)
Changes in Assets and Liabilities
(Increase) Decrease in Prepaid Expense and Other Current Assets	20,914	4,100
(Decrease) Increase in Accounts Payable	(60,646)	31,398
Increase in Accrued Liabilities	69,215	12,654
Net Cash Used in Operating Activities	(253,219)	(261,327)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	-	50,000
Proceeds from Issuance of Convertible Debt	438,500	275,000
Net Cash Provided by Financing Activities	438,500	325,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185,281	63,673
CASH AND CASH EQUIVALENTS
Beginning Balance	123,582	138,508
Ending Balance	$308,863	$202,181
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock Issued for Future Services	$-	$60,000
Common Stock Issued - Anti-Diluting Rights	$-	$2,310
Discount on Debt Due to Beneficial Conversion Option	$438,500	$275,000

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)

1. Management Plans and Going Concern Matters

Mediscience Technology Corp. and Subsidiaries (the ACompany@) has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. The Company intends to seek additional financing through private placements or other financing alternatives, and may also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

2. Nature of Operations and Basis of Presentation

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

The consolidated financial statements include the accounts of Mediscience Technology Corp. (AMediscience@) and its wholly-owned subsidiaries, Laser Diagnostics Instruments, Inc. (ALASER@), Photonics for Women=s Oncology, LLC (APHOTONICS@), Proscreen, LLC (APROSCREEN@), Medi-Photonics Development, LLC (AMEDI@), and Bioscopix, Inc. (“Bioscopix”). Mediscience and Bioscopix are the only active subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the three month periods ended May 31, 2008 and 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-K for the fiscal year ended February 29, 2008. The interim operating results for the three months ended May 31, 2008 may not necessarily be indicative of the operating results expected for the full year.

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

Accounting for Stock-Based Compensation

The adoption of SFAS No. 123R effective March 1, 2006, using the modified prospective method, had no effect on the Company’s results of operations since there were no nonvested options at March 1, 2006. There were no employee stock options issued during the fiscal three months ended May 31, 2008 and 2007.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements
During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until March 1, 2009. The Company adopted SFAS 157 on March 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company’s financial statements. The company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“FASB 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on March 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning March 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning March 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned.

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective March 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

4. Deferred Costs

Expected future amortization of all deferred costs is as follows:

Year Ending	February 28, 2009	120,612
Year Ending	February 28, 2010	100,549

5. Convertible Debt

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes (the “Notes”) in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $556,500 has been raised as of May 31, 2008) or three months after the completion of the initial public offering (the “IPO”) of the shares of Bioscopix. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of Bioscopix in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average price preceding the effective date of the IPO of Bioscopix or (ii) shares of Bioscopix at a price equal to 50% of the IPO price of the Bioscopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. On January 29, 2008, the Notes were modified to provide for two additional options.

In addition to options (i) and (ii), holders of the Notes may now also convert the notes into (iii) BioScopix stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the BioScopix stock IPO price and (iv) combination of alternatives (ii) and (iii). The additional options did not require an adjustment to the value of the Notes. As of May 31, 2008 and February 29, 2008, $1,556,500 and $1,118,000 of Notes have been issued with related discount of $1,556,500 and $1,118,000, respectively. The Notes will be accreted to their maturity value over the term of the Notes. During the three months ending May 31, 2008 and May 31, 2007, accretion of discount amounted to $237,840 and $46,771, respectively.

Accrued interest as of May 31, 2008 and February 29, 2008 was $128,445 and $87,231, respectively. Accrued interest expense for the three months ending May 31, 2008 and May 31, 2007 was $41,214 and $5,952, respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default. Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which is now expected to take place prior to April 15, 2009. As of July 18, 2008, there have been no demands for repayment by the Note holders.

6. Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $12,500 for the three months ended May 31, 2008 and 2007. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis= employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company=s operations are located in Mr. Katevatis= home. Expenses recognized were $6,039 and $4,976 for the three months ended May 31, 2008 and 2007, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	May 31, 2008	February 29, 2008
Legal and professional fees	$197,882	$228,382
Consulting and university fees	1,440,616	1,440,615
Salaries and wages	2,008,259	1,949,758
Accrued Interest	128,445	87,231
Other	92,234	92,235
Total	$3,867,436	$3,798,221

Included in legal and professional fees as of May 31, 2008 and February 29, 2008 is $38,458 and $75,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of May 31, 2008 and February 29, 2008 is $1,397,019 and $1,397,019, respectively, owed to Dr. Alfano, a principal stockholder and former Chairman of the Company’s scientific advisory board, with respect to his expired consulting agreement.

Included in salaries and wages as of May 31, 2008 and February 29, 2008 is $2,001,259 and $1,938,758 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of May 31, 2008 and February 29, 2008 is $7,000 and $11,000, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

Accrued expense reimbursements of $92,235 and $92,235 were due to Dr. Alfano at May 31, 2008 and February 29, 2008, respectively.

8. Stockholders= Deficit

Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares (AKatevatis Shares@), which at the time represented 17% (AKatevatis Anti-Dilution Percentage@) of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the three-months ended May 31, 2008, the Company did not issue shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. As of May 31, 2008 and February 29, 2008, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights.

Dr. Robert Alfano was granted anti-dilution rights on certain shares, which at the time represented 4% of the then issued and outstanding shares of common stock of the Company. As a result of the completion of Dr. Alfano’s consulting agreement as of March 5, 2007, the anti-dilution rights terminated. Subsequent to March 5, 2007, Dr. Alfano was issued 64,000 shares of the Company’s common stock in connection with anti-dilution rights of which 49,999 shares were issued in error. The Company has placed a stop order and requested the 49,999 shares be returned by Dr. Alfano for cancellation.

Common Stock Issued for Future Services

During March 2006, the Company issued 500,000 restricted shares of its common stock with a value of $80,000 to a consulting company in exchange for services to be rendered over a period of approximately three years. The transaction was recognized based on the fair value of the shares issued. Those services would consist of ongoing consultation in the construction of eight CD-Ratiometer units. During the quarter ended August 31, 2007, the consulting agreement with Alfanix was cancelled. The Company has requested the return of the 500,000 shares of common stock of Mediscience. Mediscience is to return the 10,000 shares of common stock to Alfanix. The shares are expected to be returned in a subsequent period and be cancelled. All unamortized costs associated with the above transaction have been expensed in the quarter ended August 31, 2007.

During May 2007, the Company issued 600,000 restricted shares of its common stock with a value of $60,000 to a medical consultant in exchange for services to be rendered over a period of one year. These services will consist of development and commercialization. The transaction was recognized based on the fair value of shares issued.

9. Stock Options and Warrants

Stock Options

Activity related to stock options during the three months ended May 31, 2008 is as follows:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding, February 29, 2008	300,000	$1.00	$1.00
Granted	-
Exercised	-
Forfeited	-

Outstanding, May 31, 2008	300,000	$1.00	$1.00

Stock Warrants

Activity related to stock warrants during the three months ended May 31, 2008 is as follows:

	Shares Available	Exercise Price Range	Weighted Average Exercise Price
Outstanding, February 29, 2008	3,999,332	$0.10 - $3.00	$0.90
Granted	-
Exercised	-
Forfeited	-
Outstanding, May 31, 2008	3,999,332	$0.10 - $3.00	$0.90

10. Income Taxes

There is no income tax benefit for the losses for the three months ended May 31, 2008 and May 31, 2007 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such. There was no change in unrecognized tax benefits during the period ended May 31, 2008 and there was no accrual for uncertain tax positions as of May 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Three Months Ending May 31, 2008 Compared to
Three Months Ending May 31, 2007

Revenues

We had no revenues during our three months ending May 31, 2008 and May 31, 2007. Our primary focus was our continued development of our light-based technology.

General and Administrative Expense

General and administrative expenses decreased approximately $15,000, or 6%, during the current three month period ended May 31, 2008 as compared to the three month period ended May 31, 2007. The decline was the net of increases and decreases in major expense components. Salaries and wages of approximately $74,500 increased $12,500 as a result of the renewal of Mr. Katevatis’ employment contract. Consulting costs decreased approximately $71,000, due primarily to a decrease in amortization of deferred costs. During the current three month period, financial service (bridge fees and related costs) increased $35,000 along with an increase in professional fees of $15,000. All other general and administrative expenses decreased approximately $6,500.

Product Development Expense

Product development expense decreased approximately $111,000, or 68%, during the current three month period ended May 31, 2008 when compared to the prior three month period ended May 31, 2007. The decrease is due to the availability of funding to continue the research being conducted at Infotonics in Rochester, NY. Infotonics has been retained by the Company to develop and commercialize medical diagnostic systems using tissue autofluorescence to detect disease states.

Liquidity and Capital Resources

We had a deficiency in working capital as of May 31, 2008 of approximately $4,673,000 compared to a deficiency of approximately $4,591,000 at February 29, 2008 representing an increase in the deficiency of approximately $82,000 for the current three month period ended May 31, 2008. The increase in the deficiency consisted of an increase of approximately $164,000 in current assets, consisting of cash and prepaid expenses, and an increase of approximately $246,000 in current liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

Cash flows from financing activities were $438,500 for the three months ended May 31, 2008, which was related to the proceeds from the private placement of common stock and convertible debt. The proceeds from the private placement will be primarily used for working capital.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of July 18, 2008, our board of directors carries out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Peter Katevatis, our president and chief executive officer. Based upon that evaluation, Mr. Peter Katevatis concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 9A of our Annual Report on Form 10-K for the period ended February 29, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Effective April 15, 2008, the first $1,000,000 tranche of the Company’s 12% convertible promissory notes (the “Notes”) were in default. Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which is now expected to take place prior to April 15, 2009. As of July 11, 2008, there have been no demands for repayment by the Note holders.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The Company executed an agreement dated March 3, 2008 with Infotonics Technology Center, Inc., a New York not-for-profit corporation, under which Infotonics Technology Center, Inc. (“Infotonics”) agrees to develop through advances in optical, mechanical, electrical, software and diagnostic aspects, and to commercialize, the Company’s medical diagnostic systems using tissue auto fluorescence to detect disease states. The agreement is also intended to benefit BioScopix, Inc., the Company’s wholly-owned subsidiary that is expected to own the medical diagnostic systems using tissue auto fluorescence to detect disease states as that technology is further developed. The agreement has a termination date of December 31, 2008.

Item 6.	Exhibits

10.1	Agreement dated as of March 3, 2008 between the Company and Infotonics (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K, filed March 12, 2008).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a- 14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDISCIENCE TECHNOLOGY CORP.

July 18, 2008	By: /s/ Peter Katevatis
Peter Katevatis
Chairman of the Board and
Chief Executive Officer

July 18, 2008	/s/ Frank D. Benick
Frank D. Benick, CPA, CVA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Agreement dated as of March 3, 2008 between the Company and Infotonics.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed