Form 10-Q
period 2008-08-31
MEDISCIENCE TECHNOLOGY CORP
filed 2008-10-16
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-07405

MEDISCIENCE TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1937826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

1235 Folkestone Way
Cherry Hill, New Jersey	08034
(Address of principal executive offices)	(Zip Code)

(215) 485-0362
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-c of the Act).
Yes ☐ No ☒

As of August 31, 2008, there were outstanding 67,250,989 shares of the registrant’s common stock, $.01 par value.

MEDISCIENCE TECHNOLOGY CORP.
AUGUST 31, 2008

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of August 31, 2008 (Unaudited) and February 29, 2008 (Audited)	1

	Consolidated Statement of Operations for the Six and Three Months Ended August 31, 2008 (Unaudited) and August 31, 2007 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended August 31, 2008 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Six Months Ended August 31, 2008 (Unaudited) and August 31, 2007 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis	12-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13-14

PART 11.	Other Information	15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

	Exhibit Index	17

	Exhibits	18-20

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEET

	August 31, 2008 (Unaudited)	February 29, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$250,610	$123,582
Prepaid Expenses and Other Current Assets	29,091	60,943
Total Current Assets	279,701	184,525

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	86	345

OTHER ASSETS - Security Deposit	1,800	1,800
- Deferred Costs	175,957	279,189

TOTAL ASSETS	$457,544	$465,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount $424,564 and $268,970	$1,231,936	$849,030
Accounts Payable	43,087	128,647
Accrued Liabilities	3,950,407	3,798,221
Total Current Liabilities	5,225,430	4,775,898

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 50,000 Shares Authorized; Issued and Outstanding -0- Shares August 31, 2008; -0- Shares February 29, 2008	-	-
Common Stock $.01Par Value, Authorized 199,950,000 Shares; Issued and Outstanding Shares - 67,250,989 Shares August 31, 2008; 67,250,989 Shares - February 29, 2008	672,510	672,510
Additonal Paid-in Capital	26,933,062	26,394,562
Accumulated Deficit	(32,373,458)	(31,377,111)
Total Stockholders' Deficit	(4,767,886)	(4,130,039)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$457,544	$465,859

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

	SIX MONTHS		THREE MONTHS
	2008	2007	2008	2007
Net Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

General and Administrative Expense	436,451	607,463	186,767	342,946

Product Development Expense	89,757	347,837	38,300	185,304

Total Expenses	526,208	955,300	225,067	528,250

Interest Income	3,252	5,291	1,573	3,810

Interest Expense	(90,485)	(27,393)	(49,125)	(21,441)

Accretion of Interest on Convertible Debt	(382,906)	(251,712)	(145,066)	(204,941)

Total Other Income and Expense	(470,139)	(273,814)	(192,618)	(222,572)

Net Loss	$(996,347)	$(1,229,114)	$(417,685)	$(750,822)

Basic and Diluted Loss Per Common Share	$(0.015)	$(0.019)	$(0.006)	$(0.011)

Weighted Average Common Shares Outstanding	67,250,989	65,217,274	67,250,989	65,862,607

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit
BALANCE, FEBRUARY 29, 2008	-	$-	67,250,989	$672,510	$26,394,562	$(31,377,111)

Discount on Debt Due to Beneficial Conversion Option	-	-	-	-	538,500	-

Net Loss	-	-	-	-	-	(996,347)

BALANCE, AUGUST 31, 2008	-	$-	67,250,989	$672,510	$26,933,062	$(32,373,458)

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Net Loss	$(996,347)	$(1,229,114)
Accretion of Interest on Convertible Debt	382,906	251,712
Depreciation	259	472
Amortization of Prepaid Financing Charges	15,557	14,542
Amortization of Deferred Costs	103,232	300,956
Subtotal	(494,393)	(661,432)

Changes in Assets and Liabilities
(Increase) Decrease in Prepaid Expense and Other
Current Assets	16,295	8,245
(Decrease) Increase in Accounts Payable	(85,560)	(5,328)
Increase in Accrued Liabilities	152,186	27,394

Net Cash Used in Operating Activities	(411,472)	(631,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Stock Subscribed	-	-
Proceeds from Issuance of Common Stock	-	100,000
Proceeds from Issuance of Convertible Debt	538,500	925,000

Net Cash Provided by Financing Activities	538,500	1,025,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,028	393,879

CASH AND CASH EQUIVALENTS
Beginning Balance	123,582	138,508
Ending Balance	$250,610	$532,387

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock Issued for Future Services	$-	$60,000
Common Stock Issued for Anti-Diluting Rights	$-	$3,360
Discount on Debt Due to Beneficial Conversion Option	$538,500	$925,000
Warrants Issued for Prepaid Financing Charges	$-	$91,650

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)

1. Management Plans and Going Concern Matters

Mediscience Technology Corp. and Subsidiaries (the “Company”) has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to incur substantial expenditures to further the development and commercialization of its products. The Company intends to seek additional financing through private placements or other financing alternatives, and may also seek to sell the Company or its technology. There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

2. Nature of Operations and Basis of Presentation

The Company operates in one business segment and is principally engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.

The consolidated financial statements include the accounts of Mediscience Technology Corp. (“Mediscience”) and its wholly-owned subsidiaries, Laser Diagnostics Instruments, Inc. (“LASER”), Photonics for Women’s Oncology, LLC (“PHOTONICS”), Proscreen, LLC (“PROSCREEN”), Medi-Photonics Development, LLC (“MEDI”), and BioScopix, Inc. (“BioScopix”). Mediscience and BioScopix are the only active subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the six month periods ended August 31, 2008 and 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008. The interim operating results for the six months ended August 31, 2008 may not necessarily be indicative of the operating results expected for the full year.

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

Accounting for Stock-Based Compensation

The adoption of SFAS No. 123R effective March 1, 2006, using the modified prospective method, had no effect on the Company’s results of operations since there were no nonvested options at March 1, 2006. There were no employee stock options issued during the fiscal six months ended August 31, 2008 and 2007.

Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until March 1, 2009. The Company adopted SFAS 157 on March 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company’s financial statements. The company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“FASB 159”) which permits entities to choose to measure many financial instruments and certain other times at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on March 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning March 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement is effective for the Company beginning March 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those fiscal years. Early adoption is prohibited. This FSP is not currently applicable to the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the financial statements.

4. Deferred Costs

    Expected future amortization of all deferred costs is as follows:

Six Months Ending	February 28, 2009	$75,410
Year Ending	February 28, 2010	100,547

5. Convertible Debt

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes (the “Notes”) in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $656,500 has been raised as of August 31, 2008) or three months after the completion of the initial public offering (the “IPO”) of the shares of BioScopix. Holders of the Notes may convert the note into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of BioScopix in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average preceding the effective date of the IPO of BioScopix or (ii) shares of BioScopix at a price equal to 50% of the IPO price of the BioScopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. On January 29, 2008, the Notes were modified to provide for two additional options. In addition to options (i) and (ii), holders of the Notes may now also convert the notes into (iii) BioScopix stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the BioScopix stock IPO price and (iv) combination of alternatives (ii) and (iii). The additional options did not require an adjustment to the value of the Notes. As of August 31, 2008 and February 29, 2008, $1,656,500 and $1,118,000 of the Notes have been issued with related discounts of $1,656,500 and $1,118,000, respectively. The Notes will be accreted to their maturity value over the term of the Notes. Accretion of interest on a convertible debt amounted to $382,906 and $145,066 for the six months and three months ended August 31, 2008 and $251,712 and $204,941 for the six months and three months ended August 31, 2007.

Accrued interest as of August 31, 2008 and February 29, 2008 was $176,415 and $87,231, respectively. Accrued interest expense for the six months and three months ended August 31, 2008 was $89,184 and $47,970, respectively and for the six months and three months ended August 31, 2007 was $27,393 and $21,441, respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default. Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which is now expected to take place prior to April 15, 2009. As of October 10, 2008, there have been no demands for repayment by the Note holders.

6. Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman/CEO amounted to $25,000 for the six months ended August 31, 2008 and 2007. These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis’ employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations are located in Mr. Katevatis’ home. Expenses recognized were $15,980 and $12,650 for the six months ended August 31, 2008 and 2007, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	August 31, 2008	February 29, 2008
Legal and Professional Fees	$165,383	$228,382
Consulting and University Fees	1,440,615	1,440,615
Salaries and Wages	2,075,759	1,949,758
Accrued Interest	176,415	87,231
Other	92,235	92,235
Total	$3,950,407	$3,798,221

Included in legal and professional fees as of August 31, 2008 and February 29, 2008 is $35,958 and $75,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of August 31, 2008 and February 29, 2008 is $1,397,019 and $1,397,019, respectively, owed to Dr. Alfano, a principal stockholder with respect to his expired consulting agreement.

Included in salaries and wages as of August 31, 2008 and February 29, 2008 is $2,063,759 and $1,938,758 respectively, owed to Mr. Katevatis with respect to his employment agreement.

Included in salaries and wages as of August 31, 2008 and February 29, 2008 is $12,000 and $11,000, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

Accrued expense reimbursements of $92,235 and $92,235 were due to Dr. Alfano at August 31, 2008 and February 29, 2008, respectively.

8. Stockholders’ Deficit

Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares (“Katevatis Shares”), which at the time represented 17% (“Katevatis Anti-Dilution Percentage”) of the then issued and outstanding shares of common stock of the Company. The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company. If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately. During the six-months ended August 31, 2008, the Company did not issue shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights. As of August 31, 2008 and February 29, 2008, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. For issuances of these shares, the Company will capitalize only the stock’s par value from additional paid-in-capital because of the Company’s accumulated deficit.

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

Common Stock Issued for Future Services

During March 2006, the company issued 500,000 restricted shares of its common stock with a value of $80,000 to a consulting company in exchange for services to be rendered over a period of approximately three years. The transaction was recognized based on the fair value of the shares issued. These services will consist of ongoing consultation in the construction of eight CD-Ratiometer units. During the quarter ended August 31, 2007, the consulting agreement with Alfanix was cancelled. The Company has requested the return of the 500,000 shares of common stock of Mediscience. Mediscience will then return the 10,000 shares of common stock to Alfanix. All unamortized costs associated with the above transaction have been expensed in the quarter ended August 31, 2007. The Company has placed a stop order and requested the 500,000 shares be returned by Dr. Alfano for cancellation.

During May 2007, the Company issued 600,000 restricted shares of its common stock with a value of $60,000 to a medical consultant in exchange for services to be rendered over a period of one year. These services will consist of development and commercialization. The transaction was recognized based on the fair value of shares issued.

9. Stock Options and Warrants

Stock Options

Activity related to stock options during the six months ended August 31, 2008 is as follows:

Weighted
		Exercise	Average
	Shares	Price Range	Exercise Price
Outstanding, February 29, 2008	300,000	$1.00	$1.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, August 31, 2008	300,000	$1.00	$1.00

Stock Warrants

Activity related to stock warrants during the six months ended August 31, 2008 is as follows:

Weighted
	Shares	Exercise	Average
	Available	Price Range	Exercise Price
Outstanding, February 29, 2008	3,999,332	$0.10 - $ 3.00	$0.90
Granted	-
Exercised	-
Forfeited	-
Outstanding, August 31, 2008	3,999,332	$0.10 - $ 3.00	$0.90

10. Income Taxes

There is no income tax benefit for the losses for the six months ended August 31, 2008 and August 31, 2007 because the Company has determined that the realization of the net deferred tax asset is not assured. The Company has created a valuation allowance for the entire amount of such. There was no change in unrecognized tax benefits during the period ended August 31, 2008 and there was no accrual for uncertain tax positions as of August 31, 2008.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operation

Six Months Ending August 31, 2008 Compared to
Six Months Ending August 31, 2007

Revenues

We had no revenues during our six months ending August 31, 2008 and August 31, 2007. Our primary focus was our continued development of our light-based technology.

General and Administrative Expense

General and administrative expenses decreased approximately $171,000 or 28% during the current six month period ended August 31, 2008 as compared to the six month period ended August 31, 2007. The decline was the net of increases and decreases in major expense components. Salaries and wages approximating $149,000 increased $25,000 as a result of the renewal of Mr. Katevatis’ employment contract. In addition, professional fees increased approximately $14,000. Consulting costs decreased approximately $143,600 due primarily to a decrease in amortization of deferred costs. During the current six month period, financial service (bridge fees and related costs) decreased $55,400 along with a net decrease of all other general and administrative expenses approximating $11,000.

Product Development Expense

Product development expense decreased approximately $258,000 or 74% during the current six month period ended August 31, 2008 when compared to the prior six month period ended August 31, 2007. The decrease is due to the availability of funding to continue the research being conducted at Infotonics in Rochester, NY. Infotonics has been retained by the Company to develop and commercialize medical diagnostic systems using tissue autofluorescence to detect disease states.

Liquidity and Capital Resources

We had a deficiency in working capital as of August 31, 2008 of approximately $4,945,800 compared to a deficiency of approximately $4,591,400 at February 29, 2008 representing an increase in the deficiency of approximately $354,400 for the current six month period ended August 31, 2008. The increase in the deficiency consisted of an increase of approximately $95,200 in current assets, consisting of cash and prepaid expenses, and an increase of approximately $449,600 in current liabilities. The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

Cash flows from financing activities were $538,500 for the six months ended August 31, 2008, which was related to the proceeds from the private placement of common stock and convertible debt. The proceeds from the private placement will be primarily used for working capital.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported herein. The most significant of these involve the use of estimates. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management, such as:

➢ Determining accruals and contingencies;
➢ Valuing options and other equity instruments;
➢ Reviewing the realization/recoverability of deferred costs resulting from the issuance of common stock to acquire certain consulting services to be rendered in future periods.
➢ Deferred tax valuation allowance.

The Company used what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates. Actual results could differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of October 10, 2008, our board of directors carries out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities exchange Act of 1934, as amended (the Exchange Act”)) under the supervision and with the participation of our management, including Peter Katevatis, our president and chief executive officer. Based upon that evaluation, Mr. Peter Katevatis concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 9A of our Annual Report on Form 10-K for the period ended February 29, 2008.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Effective April 15, 2008, the first $1,000,000 tranche of the Company’s 12% convertible promissory notes (the “Notes”) were in default. Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which is now expected to take place prior to April 15, 2009. As of October 10, 2008, there have been no demands for repayment by the Note holders.

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

MEDISCIENCE TECHNOLOGY CORP.
(Registrant)

October 10, 2008	By:	/s/ Peter Katevatis

Peter Katevatis
Chairman of the Board and
Chief Executive Officer

October 10, 2008	/s/ Frank D. Benick

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