Form 10-Q
period 2008-11-30
MEDISCIENCE TECHNOLOGY CORP
filed 2009-01-20
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2008
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-07405

MEDISCIENCE TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1937826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

77 Ridgeland Road
Henrietta, New York	14623
(Address of principal executive offices)	(Zip Code)

(585) 413-9080
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
Yes ☐                            No ☒

As of  January 15, 2009, there were outstanding 70,932,406 shares of the registrant’s common stock, $.01 par value.

MEDISCIENCE TECHNOLOGY CORP.
NOVEMBER 30, 2008

INDEX
		PAGE
PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of November 30, 2008 (Unaudited) and February 29, 2008 (Audited)	1

	Consolidated Statement of Operations for the Nine and Three Months Ended November 30, 2008 (Unaudited) and November 30, 2007 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended November 30, 2008 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Nine Months Ended November 30, 2008 (Unaudited) and November 30, 2007 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART 11.	Other Information	16-17

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

	Signatures	18

	Exhibit Index	19

	Exhibits	20-22

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEET

	November 30, 2008 (Unaudited)	February 29, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$113,506	$123,582
Prepaid Expenses and Other Current Assets	23,734	60,943
Total Current Assets	137,240	184,525

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	345

OTHER ASSETS - Security Deposit	1,800	1,800
- Deferred Costs	138,252	279,189

TOTAL ASSETS	$277,292	$465,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $254,365 and $268,970	$1,402,135	$849,030
Accounts Payable	72,066	128,647
Accrued Liabilities	4,052,033	3,798,221
Total Current Liabilities	5,526,234	4,775,898

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 50,000 Shares
Authorized; Issued and Outstanding -0- Shares November 30,
2008; -0- Shares February 29, 2008	-	-
Common Stock $.01Par Value, Authorized 199,950,000
Shares; Issued and Outstanding Shares - 70,932,406 Shares
November 30, 2008; 67,250,989 Shares - February 29, 2008	709,324	672,510
Additonal Paid-in Capital	27,116,504	26,394,562
Accumulated Deficit	(33,074,770)	(31,377,111)
Total Stockholders' Deficit	(5,248,942)	(4,130,039)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$277,292	$465,859

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

	NINE MONTHS		THREE MONTHS
	2008	2007	2008	2007
Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expense	870,700	908,286	434,249	300,823
Product Development Expense	136,999	626,179	47,242	278,342
Total Expenses	1,007,699	1,534,465	481,491	579,165
Interest Income	4,203	8,555	951	3,264
Interest Expense	(141,058)	(57,312)	(50,573)	(29,919)
Accretion of Interest on Convertible Debt	(553,105)	(550,371)	(170,199)	(298,659)
Total Other Income and Expense	(689,960)	(599,128)	(219,821)	(325,314)
Net Loss	$(1,697,659)	$(2,133,593)	$(701,312)	$(904,479)
Basic and Diluted Loss Per Common Share	$(0.025)	$(0.032)	$(0.010)	$(0.014)
Weighted Average Common Shares
Outstanding	67,660,035	65,499,607	68,478,128	66,064,274

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit
BALANCE, FEBRUARY 29, 2008	-	$-	67,250,989	$672,510	$26,394,562	$(31,377,111)
Discount on Debt Due to Beneficial Conversion Option	-	-	-	-	538,500	-
Issuance of Stock Anti-Dilution Rights	-	-	534,907	5,349	(5,349)	-
Issuance of Stock for Services	-	-	3,146,510	31,465	188,791	-
Net Loss	-	-	-	-	-	(1,697,659)
BALANCE, NOVEMBER 30, 2008	-	$-	70,932,406	$709,324	$27,116,504	$(33,074,770)

See Notes to Consolidated Financial Statements.

MEDISCIENCE TECHNOLOGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Net Loss	$(1,697,659)	$(2,133,593)
Accretion of Interest on Convertible Debt	553,105	550,371
Depreciation	345	708
Common Stock Issued for Services	220,256	-
Amortization of Prepaid Financing Charges	-	45,317
Amortization of Deferred Costs	140,937	406,656
Subtotal	(783,016)	(1,130,541)
Changes in Assets and Liabilities
Decrease in Prepaid Expense and Other
Current Assets	37,209	34,971
(Decrease) Increase in Accounts Payable	(56,581)	20,336
Increase in Accrued Liabilities	253,812	97,106
Net Cash Used for Operating Activities	(548,576)	(978,128)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	-	100,000
Proceeds from Issuance of Convertible Debt	538,500	925,000
Net Cash Provided by Financing Activities	538,500	1,025,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,076)	46,872
CASH AND CASH EQUIVALENTS
Beginning Balance	123,582	138,508
Ending Balance	$113,506	$185,380
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Common Stock Issued for Future Services	$-	$60,000
Common Stock Issued for Anti-Diluting Rights	$5,349	$3,360
Discount on Debt Due to Beneficial Conversion Option	$538,500	$925,000
Warrants Issued for Prepaid Financing Charges	$-	$91,650

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

The consolidated financial statements as of and for the nine month periods ended November 30, 2008 and 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  The interim operating results for the nine months ended November 30, 2008 may not necessarily be indicative of the operating results expected for the full year.

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

Accounting for Stock-Based Compensation

The adoption of SFAS No. 123R effective March 1, 2006, using the modified prospective method, had no effect on the Company’s results of operations since there were no nonvested options at March 1, 2006.  There were no employee stock options issued during the fiscal nine months ended November 30, 2008 and 2007.

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

4.         Deferred Costs

Expected future amortization of all deferred costs is as follows:

Three Months Ending	February 28, 2009	$37,705
Year Ending	February 28, 2010	100,547

5.         Convertible Debt

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes (the “Notes”) in amounts of not less than $25,000.  The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $656,500 has been raised as of November 30, 2008) or three months after the completion of a secondary offering of the shares of BioScopix.  Holders of the Notes may convert the note into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of BioScopix in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average preceding the effective date of a secondary offering of BioScopix or (ii) shares of BioScopix at a price equal to 50% of the secondary offering price of the BioScopix shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes.  In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0.  On January 29, 2008, the Notes were modified to provide for two additional options.  In addition to options (i) and (ii), holders of the Notes may now also convert the notes into (iii) BioScopix stock with a NINE month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the BioScopix stock secondary offering price and (iv) combination of alternatives (ii) and (iii).  The additional options did not require an adjustment to the value of the Notes.  As of November 30, 2008 and February 29, 2008, $1,656,500 and $1,118,000 of the Notes have been issued with related discounts of $1,656,500 and $1,118,000, respectively.  The Notes will be accreted to their maturity value over the term of the Notes.  Accretion of discount on convertible debt amounted to $553,105 and $170,199 for the nine and three months ended November 30, 2008 and $550,371 and $298,659 for the nine and three months ended November 30, 2007.

Accrued interest as of November 30, 2008 and February 29, 2008 was $226,300 and $87,231, respectively.  Accrued interest expense for the nine and three months ended November 30, 2008 was $141,058 and $51,414, respectively and for the nine and three months ended November 30, 2007 was $57,312 and $29,919, respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.  The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the secondary offering which is expected to take place prior to April 15, 2009.  As of January 10, 2009, there have been no demands for repayment by the Note holders.

6.         Related Party Transactions

Legal services rendered by Mr. Katevatis, Chairman amounted to $38,139 for the nine months ended November 30, 2008 and $37,500 for the nine months ended November 30, 2007.  These amounts are recorded in general and administrative expense.

As part of Mr. Katevatis’ employment agreement, the Company pays property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations are located in Mr. Katevatis’ home.  Expenses recognized were $17,294 and $15,306 for the nine months ended November 30, 2008 and 2007, respectively.

7.         Accrued Liabilities

Accrued liabilities consist of the following:

	November 30, 2008	February 29, 2008
Legal and Professional Fees	$160,326	$228,382
Consulting and University Fees	1,440,615	1,440,615
Salaries and Wages	2,132,557	1,949,758
Accrued Interest	226,300	87,231
Other	92,235	92,235
Total	$4,052,033	$3,798,221

Included in legal and professional fees as of November 30, 2008 and February 29, 2008 is $36,901 and $75,958 respectively, for legal services rendered by Mr. Katevatis (Note 6).

Included in Consulting and University Fees as of November 30, 2008 and February 29, 2008 is $1,397,019 and $1,397,019, respectively, owed to Dr. Alfano, a principal stockholder with respect to his expired consulting agreement.

Included in salaries and wages as of November 30, 2008 and February 29, 2008 is $2,110,286 and $1,938,758 respectively, owed to Mr. Katevatis, Chairman of the Board, with respect to his employment agreement.

Included in salaries and wages as of November 30, 2008 and February 29, 2008 is $4,000 and $11,000, respectively, owed to Mr. Benick, Chief Financial Officer, with respect to his employment agreement.

Included in salaries and wages as of November 30, 2008 is $9,135 owed to Mr. Kamal K. Sarbadhikari, incoming Chief Executive Officer, with respect to his employment agreement.

Included in salaries and wages as of November 30, 2008 is $9,135 owed to Mr. Jose Mir, incoming Chief Technology Officer, with respect to his employment agreement.

Accrued expense reimbursements of $92,235 and $92,235 were due to Dr. Alfano at November 30, 2008 and February 29, 2008, respectively.

8.         Stockholders’ Deficit

Anti-Dilution Rights

The Company granted certain anti-dilution rights to Mr. Peter Katevatis and Dr. Robert Alfano.

Mr. Katevatis was granted anti-dilution rights on certain shares (“Katevatis Shares”), which at the time represented 17% (“Katevatis Anti-Dilution Percentage”) of the then issued and outstanding shares of common stock of the Company.  The anti-dilution rights require the Company from time to time to issue additional shares of common stock of the Company to Mr. Katevatis so that the Katevatis Shares represent 17% of the issued and outstanding shares of common stock of the Company.  If Mr. Katevatis were to sell a portion or all of the Katevatis Shares, the Katevatis Anti-Dilution Percentage would be adjusted proportionately.  During the nine-months ended November 30, 2008, the Company did issue 534,907 shares of common stock of the Company to Mr. Katevatis in connection with the anti-dilution rights.  As of November 30, 2008 and February 29, 2008, the Company is obligated to issue an additional 8,204 shares to Mr. Katevatis in connection with the anti-dilution rights. For issuances of these shares, the Company will capitalize only the stock’s par value from additional paid-in-capital because of the Company’s accumulated deficit.

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

Common Stock Issued for Services

During November 2008, the Company issued 3,146,510 restricted shares of its common stock with a value of $220,256 to a group of financial consultants in exchange for professional services and funding raising efforts, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of issuance).

9.         Stock Options and Warrants

Stock Options

Activity related to stock options during the nine months ended November 30, 2008 is as follows:

Weighted
		Exercise	Average
	Shares	Price Range	Exercise Price
Outstanding, February 29, 2008	300,000	$1.00	$1.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, November 30, 2008	300,000	$1.00	$1.00

Stock Warrants

Activity related to stock warrants during the nine months ended November 30, 2008 is as follows:

Weighted
	Shares	Exercise	Average
	Available	Price Range	Exercise Price
Outstanding, February 29, 2008	3,999,332	$0.10 - $ 3.00	$0.90
Granted	-
Exercised	-
Forfeited	-
Outstanding, November 30, 2008	3,999,332	$0.10 - $ 3.00	$0.90

10.         Income Taxes

There is no income tax benefit for the losses for the nine months ended November 30, 2008 and November 30, 2007 because the Company has determined that the realization of the net deferred tax asset is not assured.  The Company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended November 30, 2008 and there was no accrual for uncertain tax positions as of November 30, 2008.

11.         Significant and Subsequent Event

On November 5, 2008, Mediscience Technology Corp., a New Jersey corporation (“Mediscience”) entered into an agreement and plan of reorganization (the “Merger Agreement”) with SensiVida Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Mediscience (“Merger Sub”), and SensiVida Medical Systems, Inc., a Delaware corporation (“SensiVida”), pursuant to which Merger Sub will be merged into SensiVida (the “Merger”).  After completion of the Merger, it is anticipated that SensiVida will be merged with and into Mediscience with the name of the surviving corporation being SensiVida Technologies, Inc.

Under the Merger Agreement, Mediscience will issue 33,333,333 shares of its common stock, par value $.01per share (the “Common Stock”) to the three stockholders of SensiVida as consideration for the Merger.  All of the stockholders of SensiVida are accredited investors as such term is defined in Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”) and the 33,333,333 shares of Mediscience Common Stock will be issued pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act.

The Merger Agreement also provides that the board of directors of Mediscience (the “Board”), acting pursuant to the Board’s authority under Article III, Section 6 of Mediscience’s bylaws, shall expand the Board from five to seven members and nominate Kamal Sarbadhikari and Jose Mir to fill the vacancies resulting from these newly created directorships.  Messrs. Sarbadhikari and Mir are two of the three stockholders of SensiVida and own 75,000 of the 88,000 issued and outstanding shares of capital stock of SensiVida.

In addition, the following closing conditions must be satisfied prior to completing the Merger:

1.	Mediscience must complete a merger of its wholly-owned subsidiary, BioScopix, Inc., a Delaware corporation, with and into Mediscience.

2.
Messrs. Sarbadhikari and Mir must enter into employment agreements with Mediscience, to serve as the President and Chief Executive Officer and the Chief Technology Officer of Mediscience, respectively.  Simultaneous with the Merger, Peter Katevatis will resign as Chief Executive Officer and Treasurer of Mediscience and will step down as Chairman of the Board.

3.
Other customary closing conditions relating to the delivery of financial statements, closing certificates as to representations and warranties, the termination of certain legacy agreements of SensiVida, and the delivery of any required consents or government approvals.

The Merger is expected to be completed by the end of Mediscience’s fiscal year ending February 28, 2009.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Nine Months Ending November 30, 2008 Compared to
Nine Months Ending November 30, 2007

Revenues

We had no revenues during our nine months ending November 30, 2008 and November 30, 2007.  Our primary focus was our continued development of our light-based technology.

General and Administrative Expense

General and administrative expenses decreased approximately $37,600 or 4% during the current nine month period ended November 30, 2008 as compared to the nine month period ended November 30, 2007.  The decline was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $227,600 increased approximately $36,000 as a result of the prior renewal of Mr. Katevatis’ employment contract and the addition of a new Chief Executive Officer and a Chief Technology Officer in November 2008, in conjunction with the pending merger of the Company and SensiVida Medical Systems, Inc. As a result of the pending merger, Mr. Katevatis’ employment agreement will terminate.  The new CEO and CTO will each be compensated at an annual salary of $150,000 per year.  As a related matter, professional fees increased approximately $38,000 during the current period.  Also during the current nine month period, financial service (bridge fees and related costs) increased approximately $135,000.  The net increase is primarily related to the stock issuance for services at fair market value, completed in November 2008.

During the current nine month period, consulting costs decreased approximately $220,000 due primarily to a decrease in amortization of deferred costs.  Also declining during the period, were approximately $14,000 of auto and travel expense, along with a net decrease in all other general and administrative expenses approximating $12,000.

Product Development Expense

Product development expense decreased approximately $489,000 or 78% during the current nine month period ended November 30, 2008 when compared to the prior nine month period ended November 30, 2007.  The decrease is due to the availability of funding to continue the research which had been conducted at Infotonics in Rochester, NY.  Infotonics had been retained by the Company to develop and commercialize medical diagnostic systems using tissue autofluorescence to detect disease states.

Liquidity and Capital Resources

We had a deficiency in working capital as of November 30, 2008 approximating $5,389,000 compared to a deficiency approximating $4,592,000 at February 29, 2008 representing an increase in the deficiency approximating $797,000 for the current nine month period ended November 30, 2008.  The increase in the deficiency consisted of a decrease approximating $47,000 in current assets, consisting of cash and prepaid expenses, and an increase approximating $750,000 in current liabilities.  The deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

Cash flows from financing activities were $538,500 for the nine months ended November 30, 2008, which was related to the proceeds from the private placement of common stock and convertible debt.  The proceeds from the private placement will be primarily used for working capital.

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

(a) Evaluation of Disclosure Controls and Procedures

As of January 14, 2009, our board of directors carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities exchange Act of 1934, as amended (the Exchange Act”)) under the supervision and with the participation of our management, including Peter Katevatis, Chairman.  Based upon that evaluation, Mr. Peter Katevatis concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 9A of our Annual Report on Form 10-K for the period ended February 29, 2008.

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

During November 2008, the company issued 3,146,510 restricted shares of its common stock with a value of $220,256 to a group of financial consultants in exchange for professional services and funding raising efforts as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of issuance).

Item 3.	Defaults Upon Senior Securities

Effective April 15, 2008, the first $1,000,000 tranche of the Company’s 12% convertible promissory notes (the “Notes”) were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.  The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the secondary offering which is expected to take place prior to April 15, 2009.  As of January 10, 2009, there have been no demands for repayment by the Note holders.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Merger of BioScopix, Inc., a Delaware corporation, into MediScience Technology Corp., a New Jersey corporation, dated as of November 5, 2008.

2.2
Agreement and Plan of Reorganization by and Among BioScopix, Inc., a New Jersey corporation (successor by merger to MediScience Technology Corp.), SensiVida Acquisition Corp., a Delaware corporation, and SensiVida Medical Systems, Inc., a Delaware corporation, dated as of November 5, 2008.

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

MEDISCIENCE TECHNOLOGY CORP.
(Registrant)

January 16, 2009

/s/ Peter Katevatis
Peter Katevatis
Chairman and Chief Executive Officer

January 16, 2009

/s/ Frank D. Benick
Frank D. Benick, CPA, CVA
Chief Financial Officer
Principal Financial and Accounting Officer