Form 10-K
period 2009-02-28
SensiVida Medical Technologies, Inc.
filed 2009-06-15
CIK 64647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 33-51218

                           SENSIVIDA MEDICAL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

               New Jersey                                22-1937826
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      77 Ridgeland Road, Henrietta, New York                 14623
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (585)413-9080

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
(the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                    Accelerated filer [ ]

    Non-accelerated filer [ ]                      Smaller reporting company [X]
    (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4,801,025.

As of June 8, 2009, there were outstanding 11,632,390 shares of the registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents
-----------------
                                                                            Page
                                                                            ----
PART I
------

Item 1.    Business..........................................................  1

Item 1A.   Risk Factors...................................................... 13

Item 1B.   Unresolved Staff Comments......................................... 14

Item 2.    Properties........................................................ 14

Item 3.    Legal Proceedings................................................. 14

Item 4.    Submission of Matters to a Vote of Security Holders............... 14

PART II
-------

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................. 14

Item 6.    Selected Financial Data........................................... 16

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 16

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 18

Item 8.    Financial Statements and Supplementary Data....................... 19

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................. 37

Item 9A(T) Controls and Procedures........................................... 37

Item 9B.   Other Information................................................. 38

PART III
--------

Item 10.   Directors, Executive Officers and Corporate Governance............ 39

Item 11.   Executive Compensation............................................ 42

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................... 43

Item 13.   Certain Relationships and Related Transactions, and Director
           Independence...................................................... 44

Item 14.   Principal Accounting Fees and Services............................ 44

PART IV
-------

Item 15.   Exhibits, Financial Statement Schedules........................... 44


Signatures        ........................................................... 45

Exhibit Index     ........................................................... 46

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report on Form 10-K, including statements under "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although the safe harbor under this statute does not apply to companies, such as us, that issue penny stock. Forward-looking statements include, among other things, our assumptions underlying our statements concerning business strategy, development and introduction of new products, research and development, marketing, sales and distribution, manufacturing, competition, third-party reimbursement, government regulation (including, but not limited to, requirements of the U.S. Food and Drug Administration), continued clinical trial relationships and operating and capital requirements, critical accounting determinations, efforts to raise additional financing, and our commitment of resources. The forward-looking statements may also be impacted by the additional risks faced by us as described in this report. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

                                     PART I

Item 1. Business

Business Background

SensiVida Medical Technologies, Inc. (hereafter referred to as "we", "us," "our" or the "Company") is a minimally invasive bio-medical diagnostic device company. Our proprietary optical Micro-systems based technology automates bio-sensing and data acquisition while minimizing patient discomfort. The Company's platform technology addresses a number of disease state diagnostics, including allergy testing, pain-free automated glucose monitoring without bio-fouling, blood coagulation testing (e.g. for Coumadin patients), Tuberculosis (TB) testing and cholesterol monitoring.

The Company has been developing two products based on its platform technology. The initial market priority focus is to commercialize a highly accurate, rapid, 2X productive, pain-free allergy test system in the U.S. ($1.5 billion market growing at a compounded rate of 7%). Several prototypes have been made and a proof-of-concept human clinical trial has been completed. The second product, based on the same technology, is a unique portable glucose monitor ($10 billion market growing at a compounded rate of 7%). This highly differentiated device, which is currently under development, consists of a patch having multiple, individually addressable sensors that are activated in accordance with the patient's test schedule, automatically measuring the glucose level without bio-fouling, clogging or daily calibration.

In addition, the Company intends to develop "Molecular Optical Biopsy" technology which consists of the design and development of medical diagnostic instruments that detect cancer in people without a traditional biopsy by using light to excite the molecules contained in tissue and measuring the differences in the resulting molecular natural fluorescence between cancerous and normal tissue. The Company possesses a unique Molecular Optical Biopsy technology known as a Compact Photonic Explorer ("CPE" or "Photonic Pill"), a small, optical diagnostic device that can be swallowed and which is targeted as a replacement for traditional biopsy or endoscopy to diagnose cancers of the mouth, esophagus, colon and the rest of the digestive tract.

SensiVida is working with a number of experts and key opinion leaders in the areas of clinical studies and reimbursement to advance the development of its products. The objectives of these studies are to determine efficacy, clinical sensitivity and clinical specificity for the various diagnostic methods to support the development of our products and regulatory approvals from the U.S. Food and Drug Administration (the "FDA"). Comparative analyses performed using SensiVida's methods and existing tests (e.g. allergy testing, glucose monitoring, biopsy) will be used to assess relative efficacy, sensitivity, and safety.

Strategy

We anticipate that the primary source of the Company's revenue will be through the sale of disposable products. In some product families, we expect to provide hardware and software free of charge to accelerate product adoption.

Allergy Test Systems
--------------------

SensiVida's first product family is an allergy test system comprising of a disposable microsystems cartridge that painlessly and rapidly administers a large number of allergens. A compact imaging module captures images of the patient's skin and provides them to a computer for display and analysis. The product targets the $1.5 billion U.S. allergy test market and the needs of health care problem affecting over 50% of the U.S. population and responsible for an estimated $18 billion in health care costs and lost productivity. Compounding the problem, there is a need for 100 additional allergists each year to keep up with demand and to compensate for an attrition of 20 allergists per year. In the U.S., more than 75% of all allergy tests are done via the "Skin Prick Test" method and it is estimated that six million skin prick tests are performed each year. Current allergy tests take an average of 35 minutes, are uncomfortable and stressful especially for children. Prototypes of SensiVida's microsystems based test can accomplish the same test in 17 pain-free minutes, thereby reducing the time an allergist must spend with each patient and enabling the allergist to see more patients in the same timeframe with existing testing methods.

We believe that a significant advantage of an image-based digital diagnostic system as compared to today's subjective tests is its ability to use image processing to quantify allergic reactions. We believe that this capability will grow the channels for allergy testing, thereby increasing business penetration and use in preventive modes. We plan to further develop SensiVida's allergy test system into an allergy screening option that can be used by primary care physicians ("PCPs") who see an average an aggregate of 200,000 allergy patients a day. In addition, we plan to develop an efficient, highly automated allergy screening system to retail clinics (such as MinuteClinics) either as a walk-in or PCP referred screening test.

The Company is pursuing the commercialization of its allergy test as follows:

o Allergens and reagents used by the SensiVida system are already FDA approved
o First products to market will be intuitive image-based systems, substantially equivalent to today's test
o 3,800 U.S. allergists form a small community in the U.S. which allows for concentrated, targeted marketing efforts
o We will provide hardware and software free of charge, thereby reducing adoption barriers
o Value proposition to allergists: time savings can increase productivity and patient load
o Value proposition to patients is positive - painless, minimally invasive test
o        Accuracy and reproducibility are superior to existing tests
o        Risk for human error is reduced

We believe that our allergy test system represents a near-term revenue opportunity, having low regulatory hurdles. Based on our current forecast for product development, clinical testing, and FDA approvals, we expect to launch an allergy test product for use by allergists in late 2010 or early 2011. Thereafter, we plan to develop a second allergy test system for use at PCP practices and retail clinics as a simple allergy screen test.

Glucose Monitoring Systems
--------------------------

SensiVida's second product family, based on the same fundamental proprietary technology base, addresses glucose monitoring, an estimated $10 billion market. The large and growing number of diabetics, currently estimated to be 18 million in the U.S. and 177 million worldwide, lack a convenient, painless method to monitor their glucose level. The estimated annual cost of diabetes in the U.S. is estimated to be $132 billion. Current methods for glucose monitoring require periodic manual blood sampling using "fingersticks." Children and many adults find these tests painful, inconvenient, and often are not in compliance. We plan to address these market concerns by developing an unobtrusive, wearable glucose monitoring system having a disposable microlancet array chip with individually monitored sensors selectively actuated in accordance with the patient's test schedule. The uniqueness and advantages over existing offerings are:

o        Continuous measurements without bio-fouling effect or clogging
o Accuracy equivalent to the fingerstick test since it is a direct chemical measurement
o        Hygiene benefits- no blood is extracted
o        Virtually pain-free to the patient

We believe that our minimally-invasive in-vivo diagnostics technology has the potential to be extended to other billion dollar markets such as blood coagulation testing (e.g. Prothrombin Time test for patients on Coumadin), TB testing, and cholesterol monitoring. TB skin testing, for example, benefits from mobile continuous optical monitoring since reactions take days and may be missed in the follow-up visit. A mobile continuous monitoring system would be able to capture and store patient reactivity to be conveniently downloaded at a later time. The method would also reduce scheduling problems and inefficiencies that occur when tested patients are unable to make follow-up scheduled appointments.

Molecular Optical Biopsy Technology
-----------------------------------

SensiVida's third product family will involve integrating its fluorescence tissue spectroscopy and optical imaging into ingestible pills capable of conveniently performing a biopsy of the human digestive tract at the molecular level. Colorectal cancer is the third most common cancer and the third leading cause of cancer mortality in the U.S.; 130,000 new cases of colorectal cancer are diagnosed in the U.S. each year and there are 50,000 deaths resulting from colorectal cancer each year in the U.S. We believe that our Compact Photonic Explorer pill will increase reliability of precancerous polyps which requires biopsy of all polyps. Furthermore, changes in the colon, such as from ulcerative colitis, are associated with a 33% risk of carcinoma of the colon but are not seen by endoscopy. Another type of cancer that may be diagnosed using the CPE pill is esophageal cancer. Cancer of the esophagus is fatal in 90% of cases when diagnosed late and conventional endoscopy cannot readily identify precancerous lesions. Cancer of the esophagus may develop as a result of chronic heartburn or gastroesophageal reflux disease and is growing five times faster than all other cancers.

The company will seek to commercialize its cancer fluorescence technology through partnership with other market participants. The CPE pill is a modern alternative to traditional endoscopy that we believe will provide more extensive, complete, and accurate diagnostics that visual methods used by others. Advantages of the Compact Photonic Explorer pill over traditional endoscopy include:

o Fluorescence spectroscopy technology detect both pre-cancer and cancer cells.
o        Spectroscopy improves diagnostic accuracy over video-only pills (e.g.
         GIVEN)
o        Eliminates unnecessary images of non diseased areas.
o Eliminates pain and patient sedation associated with current GI cancer screens.

         Other potential diagnostics applications for SensiVida's fluorescence tissue spectroscopy include probing the following organ sites for cancer: oral cavity, cervix, aero-digestive tract and colon. Our strategy is to maximize the value of our present patent portfolio, consisting of over 11 patents in the areas of allergy testing and pain-free automated glucose monitoring and tissue spectroscopy and to develop optical imaging with applications in cancer detection. Our goal is to position our products as real-time, less invasive, modern alternatives to traditional cancer diagnosis method.


Our Products

Allergy Test Systems
--------------------

The SensiVida Allergy Test system, the first product in the Company's family plan, offers the allergist an objective, painless allergy testing system that consists of the following:

o A disposable microlancet chip/cartridge that painlessly and rapidly administers the allergens.
o A compact imaging module/digital imager that captures real-time allergic reactions and sends images and data wirelessly or via a USB interface to a computer provided at no cost.
o User-friendly software that allows the user to monitor the allergic reaction that provides quantitative data regarding reaction extent, positive/negative diagnosis versus allergen, and reaction kinetics. An e-record patient report is automatically created which can be printed or transmitted.

Several configurations for the allergen chip/cartridge are covered by SensiVida patent applications. The simplest involves a microlancet array individually coated with the set of allergens in a water-soluble matrix. Upon insertion into the subject, the aqueous interstitial fluid dissolves the allergen matrix, allowing it to diffuse into the skin, thereby triggering the allergic reaction. In another embodiment, encapsulated allergens are packaged in a one-to-one ratio with each microlancet and released upon actuation. A removable film seals the packaged allergen array, keeping it sterile until it is ready to use.

The SensiVida Allergy Test provides a number of benefits to physicians and patients:

Value Proposition: Physicians
o Automates today's subjective, manual Skin Prick Test with a standardized test
o        Produces digital records of allergic reactions and their diagnosis
o        Quantitative image analysis vs. subjective diagnosis
o        Time savings will increase productivity and patient load
o        Reduces test-to-test variability and operator error
o Improved diagnosis of dark-skinned subjects, currently difficult and inefficient
o        Short procedure facilitates pediatric test

Value Proposition: Patients
o        Eliminates discomfort and fear
o        Significantly reduces procedure time, less agonizing chair-time
o        Friendlier test for children
o        Reduced reaction areas
o        More reliable test results for dark-skinned patients
o        Typically is covered by health insurance (unlike in-vitro tests)

We believe that the SensiVida Allergy Test system will be eligible for approval pursuant to a pre-market notification filing under section 510(k) of the Food Drug and Cosmetic Act (the "FDCA") since the system uses FDA approved allergens and it is based on the well-known predicate device, the Skin Prick Test.

Glucose Monitoring System
-------------------------

The second product in the SensiVida product family is an unobtrusive, wearable glucose monitoring system with a disposable microlancet chip having individually-monitored sensors that are actuated in accordance to the patient's test schedule. The uniqueness and advantage over the existing offerings are: (1) continuous measurements without bio-fouling or clogging; (2) accuracy equivalent to fingerstick test since it is a direct chemical test; (3) hygiene benefits since no blood is extracted; (4) the test is virtually painless. The first version of this product will target hospital use and then migrate to personal/mobile use. The glucose monitor will be comfortably worn as a band or patch. At user-defined time intervals, each needle of the array is individually deployed by an actuator, causing insertion into the patient's skin. The fine tips of each microlancet are coated with a glucose sensitive enzyme (e.g. glucose oxidase) that is either optically or electrically read out by system electronics. The data are calibrated so as to represent actual glucose concentrations and displayed, stored, or transmitted depending on the application.

A compelling aspect of SensiVida's glucose monitor is that it provides a positive Value Proposition for a number of customer segments in the value chain, including health care facilities, hospitals, and patients:

Value Proposition: Health Care Facility, Hospital
o        Automated timed measurements- reduced monitoring by the medical staff
o        Hygiene benefits- no blood is extracted
o        Convenient data recording- direct input to digital patient records
o        Minimally invasive, virtually pain-free
o        Densely spaced sensors permit many measurements over extended times
o        Minimal periodic calibration
o Wireless transmission to nursing station and/or alerts for dangerous levels
o        Opportunity for closed loop smart system using insulin pump

Value Proposition: Patient
o        Painless- patient friendly to children and elderly
o        Microlancets are much less invasive- reduced puncture skin damage
o        Hygiene benefits- no blood is extracted
o        Automated data recording and management, improved compliance
o Less disruption to patient during meals, nighttime, activities at hospital or home
o        More continuous operation reveals high-low glucose levels
o        Comparable cost per test as current fingerstick test
o        Opportunity for closed loop smart system using insulin pump

Molecular Optical Biopsy Technology
-----------------------------------

The third product in Sensivida's product family plan is its CPE pill, designed with the merging of optical imaging techniques (fluorescent light, excited photonic light, and varying spectroscopy techniques) and micro-technology scaling attributes and capabilities. Such MEMS devices use three-dimensional mechanical components of various configurations on a miniaturized scale including an optical component, resulting in a Molecular Optical Biopsy pill system. We believe the CPE pill can used to detect and diagnose cancer through manipulation of visible luminescence. Advantages of SensiVida's optical biopsy technology are summarized below:

o        Real-time results
o        Patient receives test results and is diagnosed at the doctors office
o        Direct path to diagnosis
o        We detect the fundamental biochemical markers of cancer
o Potential to screen throat, esophagus, small intestine, and colon at one time

Product Development
-------------------

The Company has secured a worldwide exclusive license to nine minimally-invasive in-vivo diagnostics patent applications for its products from Infotonics Technology Center (ITC), a 501(c) not-for-profit New York State Center of

Excellence co-founded by David R. Smith, the Company's Chairman of the Board of Directors. In addition, the Company has engaged Infotonics from time to time to provide certain research and development services for the Company. In consideration for these licenses and services, through June 8, 2009 the Company had issued 592,424 shares of its common stock to Infotonics (as adjusted to give effect to the Company's ten-to-one reverse stock split on May 18, 2009), or approximately 5.1% of the total issued and outstanding common stock of the Company.

SensiVida's allergy test system, including microlancets and allergens, will require cost effective packaging technology. We believe that Infotonics has state-of-the-art packaging capabilities ideal for SensiVida's products that can provide critical interfaces between the device and the external world. Infotonics has a state-of-the-art $80 million microsystems facility, housed in a 120,000 square foot building and focused on applied research & development and commercialization of photonics and Microsystems. Infotonics' Microsystems fabrication facility is housed in a 23,000 square foot clean room having over 10,000 square feet of industry standard Class 100 space. This flexible wafer fabrication facility supports a wide variety of Microsystems on 150 milimeter substrates including silicon, silicon-on-insulator, quartz, and glass. Infotonics also maintains a comprehensive optical metrology capability and general quality control tools including a high-resolution scanning electron microscope and atomic force microscopy.

Unlike university laboratories, Infotonics' mission is based on providing small companies like SensiVida a continuous path from prototype to commercialized product keeping capital investments at a minimum. Even at the development stage, formal program management focuses on developing high yield manufacturing processes. Although the Company's formal research and development agreement with Infotonics expired on December 31, 2008, the Company maintains its relationships with Infotonics as a licensor and stockholder and plans to continue to engage Infotonics for future research, development and manufacturing services from time to time if the Company determines that such engagements are necessary or appropriate. Although there can be no assurance, the Company believes that such services will be available on commercially reasonable terms consistent with Infotonics' mission statement.

Government Regulation (FDA) Matters
-----------------------------------

The FDA classifies medical devices into one of three classes, Class I, II, or
III. This classification is based on the controls deemed necessary by the FDA to reasonably insure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can be reasonably ensured through the use of general controls, such as labeling, adherence to good manufacturing practice requirements and requirements for submitting a 510(k) pre-marketing notification. Class II devices are those whose safety and effectiveness can reasonably be ensured through implementation of general and special controls, such as performance standards, post market surveillance, patient registries, and FDA guidelines. Class III devices are those devices that must receive pre-market approval ("PMA") to insure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed Class I or II devices or to a Class III device first marketed prior to May 28, 1976 for which a PMA has not yet been requested by the FDA.

The allergy test, glucose monitor and other future product offerings will require SensiVida to prove efficacy prior to commercialization. As such, these will be classified under the FDA's Devices category and will be required to prove "substantial equivalence" via a 510(k) (all the allergens are FDA approved). We expect that the allergy clinical tests, performed under an approved IRB, will require about 100 patients and take approximately three months to complete. The Company's first product, its minimally-invasive allergy tester, uses FDA approved allergens and is an extension of the current gold standard, the Skin Prick Test. FDA clinical trials will compare dose response characteristics of our test using side-by-side testing of the Company's technology vs. the standard test. Approximately a 100 patient clinical trial is expected to be sufficient; each test will typically take 30 minutes including data recording. We expect that 100 patient FDA clinical trials will be completed by the middle of 2010. Given that the Company's microlancet technology used in the allergy test product is virtually identical to that used for the glucose monitor product, we are advancing the prototype for the glucose monitor simultaneously with our development of the allergy test product.

The Company, through its subsidiary, Medi-Photonics Development LLC, formally filed with the FDA its documented request for a pivotal study commencement of a related optical biopsy device, the CD-Ratiometer. The proposed indication for the use of the CD-Ratiometer is as a device that serving as an adjunct to diagnosis for cancer detection of the cervix and for other molecular physiological abnormalities. The FDA reviewed our submission proposing a protocol for a pilot study for the C-D Ratiometer entitled "A Multi-center Pilot study to establish the Safety and Parameters of Efficacy of an Optical Biopsy Device (CDR) for Cancer Detection of Cervix Preliminary to a Pivotal Study," and determined that our proposed clinical investigation is a non-significant risk (NSR) device study because it does not meet the definition of a significant risk (SR) device under the applicable FDA regulations (21 CFR 812). An IDE application is not required to be submitted to, or approved by, FDA for a NSR study. A NSR study is, however, subject to the abbreviated requirements described in the IDE regulations. The sponsor of the investigation must properly label the device, obtain institutional review board approval of the investigation as a NSR study; ensure that each investigator obtains informed consent from each subject under the investigator's care; comply with the monitoring requirements; maintain required records; file the reports required; ensure that participating parties maintain required records and file all reports required. Although the CPE pill is significantly different that the C-D Ratiometer, the Company will leverage learnings and processes when it is ready to submit IDE applications for future FDA clinical trials.

The Company must also comply with certain FDA prohibitions against promotion and other practices. Specifically, the sponsor of a NSR study, investigator, or any person acting for or on behalf of the SensiVida or investigator, is prohibited from promoting or test marketing the investigational device until after FDA has approved the device for commercial distribution; commercializing the device by charging a price greater them that necessary to recover the cost of manufacture, research, development, and handling; unduly prolonging the investigation; and representing the investigational device as being safe or effective for the purposes for which it is being investigated.

Although the Company believes that its products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure needed funding and all governmental approvals or licenses, which could delay or possibly preclude us from completing our FDA process and/or marketing our products. To the extent that we may market our products in foreign markets, we will be subject to foreign governmental regulations, as well as USA, with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Business Development and Marketing
----------------------------------

While the SensiVida platform technologies can address several billion dollar diagnostic markets, our initial focus is to commercialize a rapid pain-free allergy test. Based on our current forecast for product development, clinical testing, and FDA approvals, SensiVida is expected to launch an allergy test product in late 2010 or early 2011 serving the allergist. Thereafter, a second product will be developed for use at retail clinics as a simple allergy screen test.

Although allergies affect many industrialized countries worldwide, the U.S. is viewed as SensiVida's primary market. Skin testing is still considered the gold standard in the U.S. due to its sensitivity, predictive value, cost, health insurance reimbursement policies, and its role in the allergist's current practice. Due to similarities with the U.S. in this regard, Australia and some European countries could also adopt SensiVida's allergy test system but the Company's primary marketing focus will be in the U.S.

Early adoption by allergists is an essential part of SensiVida's strategy since it validates the technology and provides expert scientific and clinical information needed for market adoption. SensiVida's primary target segment will be rapidly growing young practices that are receptive to adopting digital patient records technology. Based on surveys and demographic data, we estimate that this segment constitutes approximately one third of the 3,800 practicing allergists in the U.S. These allergists share a relatively common set of processes, customers, and suppliers. They are well connected by societies such as the Academy of Allergy, Asthma, & Immunology (AAAAI), its associated Journal of Allergy and Clinical Immunology, the American College of Allergy, Asthma, and Immunology (ACAAI), the National Institute of Health's National Institute of Allergy and Infectious Diseases (NIAID), the Asthma and Allergy Foundation of America

(AAFA), and a number of annual meetings and conferences. Due to this relatively small number of specialists, achieving customer reach and awareness in this segment will be relatively straightforward. SensiVida will pursue the following approaches to achieve awareness in this segment:

    o Develop relationships and advocacy with key opinion leaders (KOL's) in field
    o    Extensive tradeshow and conference participation e.g. AAAAI meetings
    o    Talks and white paper describing minimally-invasive allergy testing
    o    Posters presenting benefits to specialist and patient
    o    Professionally engineered prototypes demonstrated at SensiVida's booth
    o    Demo software for testing process
    o    Scientific and trade journal advertising
    o    Direct contact using contract sales marketing in key regional hubs
    o    Mailing product and company brochures
    o    Development of SensiVida website describing product and scientific data

SensiVida's allergy test is an innovative, high-tech system that will require careful cultivation of KOL's. Early feedback from KOL's, has been positive, especially relative to the possibility of SensiVida adding more "science" to allergy testing through improved quantification and reproducibility. Notwithstanding these and other advantages, extending the life of skin testing through technological improvements would also reduce disruption to specialists who significantly depend on in-office testing and diagnostics for their livelihood. We plan to use these factors to help create partnerships with a high level panel of KOL's who would serve as key advocates of SensiVida technology.

Given the lack of scientific data involving minimally-invasive approaches in skin allergy testing, we plan to pursue the publication of a vetted "white paper" to establish market credibility and develop scientific interest from KOL's. We will pursue the publication of additional work done in collaboration with the KOL's as a peer-review document in journals such as the Journal of Allergy and Clinical Immunology, the American Journal of Immunology, the International Journal of Allergy and Immunology, and the European Academy of Allergy and Clinical Immunology. In parallel, we intend for selected KOL's and SensiVida representatives can jointly make presentations and participate in "Poster Sessions" in key allergy and immunology conferences. We believe that these steps will provide an excellent opportunity to disseminate technical and company literature such as laminated copies of key charts and graphs from the "white paper," FDA clinical data summary, and information presenting expected improvements in allergists' profitability. These will be subtle messages, while the key focus would be to present the benefits of the SensiVida system. The one-on-one interaction with practitioners will also provide the opportunity to gather names and contact information to collect as potential customer leads.

Product adoption will largely depend on acceptance of key basic premises behind SensiVida's allergy test. In addition to clinical issues and cost, human factors aspects of the value proposition such as ease of use, reliability, and productivity will strongly influence adoption, especially early in the market cycle. For this reason, SensiVida's sales and marketing plan includes a mobile sales team that visits doctors' offices to demonstrate the product, thus allowing them to become familiar with the user-friendly software and system. Leads resulting in customer visits will be harvested from the various marketing activities described above as well as regional business research and teleprospecting. Given the relatively small revenue of SensiVida hardware and software compared to the consumable revenue stream, the sales pitch will emphasize minimal adoption cost and rapid increase in the physician's profitability. The low unit manufacturing cost of the hardware and software allows SensiVida to offer these at no cost to minimize adoption barriers. Promotional literature estimating average gains in productivity and profitability will also be widely distributed.

Following purchase of the SensiVida system, consumable cartridges will be made available to allergists through web or catalog sales, providing pricing advantages if done on a subscription basis. These channels for purchasing consumables and supplies are familiar to allergists who routinely purchase allergen extracts, controls, and lancets in this manner. SensiVida's website, customers, and sales team will be connected by a customer relationship management system (CRM) to optimize sales effectiveness, customer satisfaction, and retention. Product upgrades, new product/services, usage tips, training, and other services that can retain customers and expand customer base can be effectively marketed when customers buy consumables through SensiVida's web or catalog.

SensiVida's second product (launch 2011) is a screening test provided at retail clinics that targets the estimated 32 million U.S. patients that go untested each year. The low cost, simplified allergy screening test includes 15 broad spectrum allergens that will provide a convenient option for today's undiagnosed allergic patients. Retail clinics are an attractive channel for the SensiVida allergy test system. Facilities such as MinuteClinics, RediClinics, and Take Care Health are growing nationwide at rapid rates, already providing thousands of sites with in-place capabilities for SensiVida's simple screening test. A recent announcement by MinuteClinic (CVS) of a $60 in-vitro allergy screen test validates that interest and need are there, in spite of the fact that in-vitro is a more expensive, less immediate, and non-reimbursable option. The retail clinic allergy test can be either referred by the PCP or provided as walk-in business.

SensiVida's allergy screening test will have automated image analysis capability, providing data in digital pictorial/tabular formats and hard copy (will help transition from paper to digital record keeping). Convenient file sharing capabilities will be integrated in the software allowing clinics to share their results with PCP's and insurance companies productively, securely, and in a timely manner. Prior acceptance of SensiVida's test by the specialist community, will aid adoption of the screen product by one or more of the major retail clinics. By product introduction planned for 2011 (a year following the allergist product) the expected reach of retail clinics will substantially satisfy the needs of the target population. Furthermore, retail clinics will likely drive their own advertising campaigns to the general public through their extensive channels.

Due to SensiVida's test automation and simplicity, the need for highly specialized nursing staff is obviated. Furthermore, the reduced test cycle time from 35 minutes to 17 minutes has significant impact on patient throughput and, therefore, profitability.

As SensiVida makes headway in the allergy test market, it will seek to expand its business into other markets that highly leverage its core technology. Most notably, glucose and blood monitoring products will be explored for future business expansion and growth in subsequent years. Although the company will aggressively focus on allergy testing, a number of patents based on the SensiVida core microlancet and actuator technology have been filed that should provide the company significant future market options and growth opportunities.

The market for optical biopsy-related products is intertwined with the impact of cancer on society and the benefits incurred through early detection via various medical devices. The National Institute of Health reports cancer is responsible for one out of every four deaths in the United States. Approximately 400,000 to 500,000 people in the United States died of the disease yearly. The financial costs of cancer reported in 2005, direct: medical costs of cancer care totaled $74 billion, lost productivity and other effects added an additional $136 billion. More than 1,200,000 new cancer cases are diagnosed annually in the U.S. according to the American Cancer Society and as many as 85 million people currently alive in the U.S., nearly one-third of the population, will develop cancer during their lifetimes.

Cancer therapy has progressed rapidly in recent years but the axiom that early diagnosis is critical for successful treatment for the majority of cancer types still remains true. SensiVida's early diagnosis IP platform suggests broad application potential. The market for SensiVida's biopsy pill is reflected by rapid adoption of Given's optical biopsy pill, today exceeding $100 million of yearly revenue and exhibiting. We believe that our patented fluorescence-based CPE Pill will have significant advantages over Given's optical video pill since it monitors specific cancerous and pre-cancerous optical signatures in addition to morphological data. We have, in the past, and continue to pursue collaborations with firms that have strong existing franchises in certain specialized fields of diagnosis and treatment and who have established reputations with prospective purchasers of diagnostic products and who have proven selling, marketing and distribution capabilities.

Competitive Landscape
---------------------

Although it is highly labor intensive and subject to operator variability, the Skin Prick Test is still the gold standard and the most widely used test in the U.S. Some of its advantages are: 1) highest positive predictive value, 2) immediate results and, 3) low cost. One major negative is that the test can be traumatic to the patients, especially children. SensiVida's product automates this labor intensive test, taking the subjectivity out of the equation and making the testing experience significantly less traumatic to patients. While in-vivo Skin Prick Tests dominate in the U.S., in-vitro tests such as RAST, MAST, ELISA, ImmunoCAP are also used. The advantage of in-vitro tests is that a small amount of blood can be drawn at any location without minimal trauma and results come back as quantitative data versus the subjectivity of the Skin Prick Test. On the negative side, test results are not immediately available, costs are high, and tests are still subject to false positives or negatives.

Due to its large business potential, many companies, large and small, are pursuing less invasive, continuous, automated ways to sample glucose and other blood chemicals. A sampling of the various technologies and current or recent participants is given below:

o Subcutaneous : Sensors inserted into abdomen like Infusion set (Medtronics, Dexcom,Abbott)
o        NIR in-vivo : Spectral analysis of near infra-red by implanted sensor
         (Animas)
o NIR ex-vivo : Spectral analysis of near infra-red scattered from skin (In Light solutions, NIR Diagnostics, SenSys Medical)
o Ophthalmic : Spectral/fluorescence by retina or aqueous humor (RetiTech, Spect Rx, Visual Pathways, Ciba/University of Maryland)
o        Skin impedance analysis : (Glucowatch)
o Photo acoustic : Infra-red light pulsed into skin producing acoustic signals (under development in Israel)
o Microsampling : Small amount of blood/interstitial fluid is analyzed (Spec Rx, Kumetrix)

Although many of these companies have been active in the field for many years, only two approaches have been granted FDA approval. The standard fingerstick test requires the use of a lancet that pierces the skin and is able to draw blood for subsequent measurements. Unfortunately, this process is not only invasive, but inconvenient as well. Furthermore, fingerstick-based monitors provide periodically sampled measurements of the subject's blood chemistry even though glucose levels may be fluctuating rapidly between readings. Non-invasive optical approaches are being investigated that are continuous and non-invasive but suffer from calibration problems and day-to-today subject variation. Implantable devices could be continuous but are prone to a process known as bio-fouling, poor calibration, and periodic replacement needs.

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

Significant approaches to cancer screening are X-ray, CT, ultrasound, magnetic resonance and radionuclide imaging technologies, all based on the detection of intra-tissue structural abnormalities. None of there approaches are suited to the evaluation of tissue surface lesions. Our proprietary IP represents a new diagnostic paradigm. It offers the promise of providing a more cost effective and user friendly screening procedure with increased sensitivity and specificity, and ultimately, of replacing excision biopsy as the diagnostic gold standard.

We believe that our intellectual property position will permit us to achieve leadership in this new area but competition from both new and established firms will continue to be intense. Many of these firms have greater resources than us and more experience in the field of cancer diagnostics. Finally, there can be no assurances that our technology, even if developed successfully, will be accepted commercially in the marketplace in any application format. The competitors in the optical biopsy pill market today offer a product supported by a different technical platform and with inherently different capabilities. Photonic Pill (CPE) Given's PillCam involves recorded optical imaging and analysis, Olympus Optical LTD's EndoCapsule involves real-time optical imaging, transmission and analysis, and SmartPill's involves chemical analysis of tissue, the company's CPE pill utilizes molecular photonics.

The four scientific platforms upon which pill technology is being produced use micro-electromechanical and micro-optic-electro-mechanical systems technology combining the features of remote operation with MEMS and MOEMS technology and in-vivo imaging, (GIVEN-OLYMPUS) or in, chemical analysis (SMARTPILL), or in the use of photonics data (SENSIVIDA). Scientists are able to create in-vivo systems that can collect large quantities of data and transmit that data to external systems while the device remains in-vivo to enable doctors to navigate through the body to collect visual chemical or photonic data. The expectation is that such developments will allow doctors to generate new tests and better analyze and diagnose disease in the upper GI tract and other parts of the body through less invasive and disruptive methods for the patient.

The Company's efforts to develop a photonics biopsy pill based on a photonics platform that utilizes the inherent molecular physical characteristics of normal, pre-cancerous, and cancerous tissues exhibit when illuminated with light of specific frequencies, SensiVida believes, represents the next step in diagnostic technology. Such MEMS devices use three-dimensional mechanical components of various configurations on a miniaturized scale including an optical component, resulting in an ingestible Pill system. SensiVida believes that its CPE pill would provide an additional functionality of actually possessing the ability to treat cancer through manipulation of visible luminescence by incorporating much of our underlying IP platform science of photonic cancer-detection. Earlier research at City University at New York indicates that use of fluorescent light, excited photonic light, and varying spectroscopy techniques will aid in more quickly and accurately detecting and treating cancerous and pre-cancerous growths in-vivo.

Once completed, we believe that SensiVida's CPE pill can offer doctors a new and valuable method of detecting cancerous and pre-cancerous cells in a way that addresses the concerns of the current marketplace. There is need for a device that is less invasive than the "Barium Swallow" without the risks and discomfort of the procedure.

We believe that the CPE pill has the potential to become a market leader in diagnostic technology, perhaps the industry standard, as a new diagnostic device that physicians will embrace because it addresses real concerns of the current marketplace. The assessment process did not reveal any obvious IP barriers to commercializing the Photonic Biopsy Pill based on competitors' products in the market today.

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

Intellectual Property
---------------------

The Company has secured a worldwide exclusive license to nine minimally-invasive in-vivo diagnostics patent applications, including a number of PCT and European filings (see Patent list). In addition to allergy testing and glucose monitoring using microlancet technologies, coagulation monitoring for patients on blood thinners (e.g. Coumadin), cholesterol and other blood chemistry, and ophthalmic glucose sensors are also covered. There can be no assurance, however, that any pending patent applications will issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights.

The Company also relies on trade secrets and know-how that it seeks to protect in part, through the use of confidentiality agreements. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors.

Our Patents
-----------

Patent applications exclusively licensed from the Infotonics Technology Center:

"Minimally Invasive Allergy Testing Systems and Methods", PCT/US2006/026774, US Non-provisional app. 11/995,366

"Replaceable Cartridge for Allergy Testing System", PCT/US2006/026734, US Non-provisional app. 11/995,370

"Minimally Invasive Allergy Testing System with Coated Allergens", PCT/US2007/061604

"Allergy Testing Cartridge with Coated Allergens", PCT/US2007/061601

"Compact Minimally Invasive Biomedical Monitor", US Non-provisional app. 11/754,987, PCT/US08/65024

"Blood Monitoring Systems and Methods", US Non-provisional app. 11/279,290, European application EP 06 749 731.3

"MEMS Interstitial Prothrombin Time Test", US Non-Provisional app. 12/189,509

"Microneedle with Glucose Sensor and Methods", US Non-provisional app. 11/380,063, European application EP 06 751 160.0

"Non-invasive Monitoring System", US Non-provisional app. 11/380,063

The Company and Infotonics Technology Center have been diligent in the payment of maintenance obligations to the U.S., PCT, European, Japanese Patent Offices during the life of each of the Company's significant patents.

Third Party Reimbursement
-------------------------

SensiVida ultimately will seek reimbursement from third-party payers, primarily in the United States, through Federal, State, Medicare, Medicaid and private health insurance plans, and in other countries, typically national government sponsored health and welfare plans. Such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the United States and in other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on our business potential of our screening and diagnostic technology.

Employees
---------

As of April 1, 2009, we had two full-time employees and a number of contracted workers. None of our employees are covered by collective bargaining agreements and none are represented by labor unions. We believe that relations with our employees are good.

Scientific and Medical Advisors
-------------------------------

We have brought together a group of experienced technology and industry experts to provide critical review and analysis of product development programs and to serve as a source of information on new and existing product ideas, new technologies and current research activities. We believe that we have attracted accomplished scientists, engineers, and clinicians who will help guide us in product development and at gaining regulatory approval for commercial applications of our diagnostic technology. They will also be called upon to advise us about priorities and unmet needs in their respective disciplines and in matters such as physician's habits and preferences that would bear on product design and configuration.

Key People are:

o        Kamal Sarbadhikari: CEO & President
                  Over 40 years of start-up/turnaround experience. GM of Bausch and Lomb's $520M surgical business. Original 10 person start-up team of B&L's soft contact lens and solutions products. Co-founder of Kodak's consumer battery business and "Picture Maker" kiosk business.

o        Jose Mir: CTO
                  Over 30 years experience managing innovation and New Business Development. Co-founder of Eastman Kodak's new business incubator. GM of $15M digital motion picture business. Director of Infotonics Biomedical Initiatives. SensiVida Medical Systems founder. 70+ patents and publications.

o        Scott Taylor: FDA and Reimbursement Advisor (Independent)

                  Has more than 15 years consulting experience with Diagnostics, Medical Device, Point-of-Care Testing (POCT), and Pharmaceutical companies facilitating FDA approval process, reimbursement issues, and CPT Codes. President and CEO of Scott Taylor Associates.

o        John Condemi, M.D.: Medical Advisor (Independent)
                  Chairman of the Board of the Allergy Asthma Immunology of Rochester (AAIR) and Director of the Clinical Research Department and Infusion Center. Fellow of all major allergy/immunology societies. Over 90 technical papers, 23 chapters, 350 clinical studies.

o        Frederick Naftolin, M.D.: Medical Advisor (Independent)
                  Professor for the Department of Obstetrics and Gynecology at NYU School of Medicine. Former Chairman Emeritus and Professor of the Department of Obstetrics, Gynecology and Reproductive Sciences, and of Molecular, Cellular and Developmental Biology, Yale University.

o        John Agostinelli
                  Ph.D (Univ. of Rochester) in Optics. 30 years as a Research Fellow at Kodak and Chief Technologist at Kodak's Systems Center. Kodak's "Elite Inventor". Over 70 patents issued and several pending.

o        Larry DeMejo

                  PhD. (U. Mass.) in Polymer Science and Engineering. Developed and scaled up impact resistant composites at General Electric. Expertise in adhesion of small particles on surfaces. Developed Kodak's ink jet media technology and novel protective overcoats. Over 80 patents and publications.

o        Ram Dhurjaty
                  Ph.D (Yale) in Biomedical Engineering. President of Dhurjaty Consultants, a company that designs and develops bio-medical devices and electro-optical systems. 30 years of creating and managing winning Eng. Teams at Bose, Analogic Corp., Beckton Dickinson and Kodak.

o        Scott Roseboro
                  PhD. (Univ. of Rochester) in Pharmacology. Product development experience in Medical Devices including Director of drug delivery coatings at Angiotech. Medical Device start ups, including Quality Assurance and Regulatory Affairs.

o        John Spoonhower
                  PhD. (Cornell) in Applied and Engineering Physics. Creator of several multi-hundred million dollar business enterprises at Kodak. Currently serves as Managing Director of Kauffman Foundation Innovation interface at Cornell - a multi university project to investigate new businesses at Cornell and MIT. 56 patents and several pending

Item. 1A.         Risk Factors

         We are a "smaller reporting company" as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to the instructions to Item 1A of Form 10-K.

Item 1B.          Unresolved Staff Comments

None.

Item 2.           Description of Property

Our corporate headquarters are located in Henrietta, New York. We have a six month renewable lease with Rochester BioVentures Center, a 40,000 square feet facility containing office and laboratory space. The Company utilizes the Center's conference, phone, internet, utilities as well as a 200 square foot wet lab space for its dedicated work. We believe that our current facility adequately provides for our operations, but as more employees and contractors are hired, we expect to require additional laboratory and office space for sales, marketing and business development.

Item 3.           Legal Proceedings

We are not presently a party to any pending litigation, nor, to the knowledge of our management, is any litigation threatened against us which may materially affect our financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

         Our common stock is traded under the symbol "SVMT" on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid for our common stock for the periods set forth below as reported by the OTC Bulletin Board. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions. The prices do not reflect the 10-to-1 reverse stock split effected by the Company on May 18, 2009.

                                              High         Low
                                            -------     ---------
         3/1/2007 through 5/31/2007         $  0.13     $   0.082
         6/1/2007 through 8/31/2007            0.12         0.08
         9/1/2007 through 11/30/2007           0.09         0.052
         12/1/2007 through 2/29/2008           0.07         0.05


         3/1/2008 through 5/31/2008        $   0.10     $   0.06
         6/1/2008 through 8/31/2008            0.20         0.05
         9/1/2008 through 11/30/2008           0.10         0.04
         12/1/2008 through 2/28/2009           0.14         0.03

Holders

         As of June 8, 2009, there were approximately 663 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      We have two equity compensation plans. Our 1999 Stock Incentive Plan effective as of April 1, 2003 (the "1999 Plan") provides for the issuance of up to 3,000,000 (before giving effect to ten-to-one reverse stock split on May 18, 2009) incentive and non-qualified stock options, stock appreciation rights and shares of common stock to our eligible employees and consultants and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan effective as of February 17, 2004 (the "2003 Plan," and together with the 1999 Plan, the "Stock Option Plans") provides for the issuance of up to 7,000,000 (before giving effect to ten-to-one reverse stock split on May 18, 2009) non-qualified stock options, stock purchase warrants and shares of common stock to our eligible employees and consultants. Each of the Stock Option Plans was approved by our Board of Directors and ratified by the holders of a majority of our issued and outstanding shares of common stock within 12 months of such board approval. The following table presents certain information relating to outstanding awards and shares available for future grant under our Stock Option Plans in accordance with Item 201(d) of Regulation S-K.

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

       Plan category                  (a)                         (b)                   (c)
---------------------------   -----------------------  --------------------  -----------------------
Equity compensation plans
approved by security
holders                               30,000*                    $1.00              9,970,000*

Equity compensation plans
not approved by security
holders                               --                         --                 N/A
----------------------------------------------------------------------------------------------------
           Total                      30,000*                    $1.00              9,970,000*

*before giving effect to ten-to-one reverse stock split on May 18, 2009.

Recent Sales of Unregistered Securities

         The information required by Item 701 of Regulation S-K has been previously included in one or more current reports on Form 8-K filed by the Company.

Item 6.           Selected Financial Data

        We are a "smaller reporting company" as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to paragraph (c) of Item 301 of Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

     Year Ending February 28, 2009 Compared to Year Ending February 29, 2008

Revenues

         We had no revenues during the year ending February 28, 2009 and February 29, 2008. Our primary focus was our continued development of our light-based technology. Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company's wholly-owned subsidiary BioScopix, Inc., the Company's technology will also focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

         General and administrative expenses decreased approximately $154,000 or 12.5% during the current year ended February 28, 2009 as compared to the year ended February 29, 2008. This decrease is net of both increases and decreases in key general and administrative expense categories. Included in the decrease in general and administrative expense is a net increase of approximately $35,000 in salaries & wages. In November 2008, Mr. Peter Katevatis, CEO and Chairman terminated his employment agreement in conjunction with the pending merger of the Company and SensiVida Medical System, Inc., resulting in a decrease of $78,000 in compensation to Mr. Katevatis for the current year. This decrease was offset by an increase of approximately $113,000 in total compensation to the new CEO, CTO and Chairman for the current year. The employment agreements for the new CEO, CTO and Chairman call for annual compensation of $150,000, $150,000 and $60,000, respectively, plus related fringe benefits and incentives.

         Also included in the increase in general and administrative expense is a net increase in financial service (bridge fees and related costs) approximating $90,000. The net increase is primarily related to the stock issuance for services at fair market value, completed in November 2008.

         Included as a decrease in general and administrative expense is a net decrease in consulting costs approximating $251,000. In the prior year, the Company was very active in pursuing the establishment of co-promotional arrangements for the marketing, distributing, and commercial exploitation of cancer detection technology, along with the promotional activities of raising capital to support these objectives. These costs were primarily deferred costs which were amortized as an expense which were associated with corporate management, investor relations, marketing, development and corporate funding.

         Also declining during the current year, were approximately $15,000 of auto and travel expense, $10,000 in professional fees, along with a net decrease in all other general and administrative expenses approximating $3,000.

Research and Development Expense

         Research and development expense decreased approximately $654,000 or 77% during the current year ended February 28, 2009 when compared to the prior year ended February 29, 2008. The decrease is due to the availability of funding to continue the research which had been conducted at Infotonics in Rochester, NY. Infotonics had been retained by the Company to develop and commercialize medical diagnostic systems using tissue autofluorescence to detect disease states.

Liquidity and Capital Resources

         We had a deficiency in working capital as of February 28, 2009 of approximately $5,691,000 compared to a deficiency of approximately $4,591,000 at February 29, 2008 or an increase in the deficiency of approximately $1,100,000 for the current year ended February 28, 2009. The increase in the deficiency was comprised of a decrease of approximately $90,500 in current assets and an increase of approximately $1,009,000 in current liabilities which is primarily composed of accrued liabilities. The deficiency in working capital is represented by accruals for professional fees, consulting, salaries, and wages and other general obligations. Mr. Peter Katevatis, Chief Executive Officer, Chairman and Stockholder of the Company and Dr. Robert Alfano, former Chairman of the Company's Scientific Advisory Board and Stockholder of the Company, have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis, salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company's common stock at $0.25 per share. The option is unlimited in duration. Mr. Katevatis terminated his employment agreement along with his anti-dilution rights and exercised his option subsequent to year end in March 2009 to convert all outstanding salary and fees accrued thru November 2008 approximating $2,148,000 in exchange for 11,725,000 shares of the Company's common stock. Accruals for consulting fees and expenses to Dr. Alfano approximate $1,489,000 as of February 28, 2009.

         Cash flows from financing activities were $688,500 for the year ended February 28, 2009, primarily related to the proceeds from the issuance of convertible debt of a $538,500 and $150,000 for capital stock to be issued at a later date. The proceeds from the private placement will be primarily used for working capital and clinical development of certain prototypes, regulators, medical and scientific affairs, and market research.

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

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

      Reference is made to the Summary of Significant Account Policies included in the Consolidated Financial Statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

        We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, and we are not required to make the disclosures required by this item pursuant to Item 305(e) of Regulation S-K.

Item 8.           Financial Statements and Supplementary Data


              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------

               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------






                                 C O N T E N T S
                                 ---------------


                                                                        PAGE
                                                                        ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  20


CONSOLIDATED BALANCE SHEETS                                              21


CONSOLIDATED STATEMENTS OF OPERATIONS                                    22


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT              23


CONSOLIDATED STATEMENTS OF CASH FLOWS                                    24


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
SensiVida Medical Technologies, Inc.
f/k/a Mediscience Technology Corp.
Cherry Hill, New Jersey


We have audited the accompanying consolidated balance sheets of SensiVida Medical Technologies, Inc. and subsidiaries, f/k/a Mediscience Technology Corp. and subsidiaries (the "Company") as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SensiVida Medical Technologies, Inc. and subsidiaries, f/k/a Mediscience Technology Corp. and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
June 15, 2009

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

                                                                  2009            2008
                                                              ------------    ------------
                             ASSETS
                             ------

CURRENT ASSETS
--------------
  Cash                                                        $     76,797    $    123,582
  Prepaid expenses and other current assets                         17,262          60,943
                                                              ------------    ------------

TOTAL CURRENT ASSETS                                                94,059         184,525
--------------------

EQUIPMENT - Net                                                         --             345
---------------

DEFERRED CHARGES                                                   130,547         279,189
----------------

OTHER ASSETS                                                         2,800           1,800
------------                                                  ------------    ------------

TOTAL ASSETS                                                  $    227,406    $    465,859
------------                                                  ============    ============


                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------

CURRENT LIABILITIES
-------------------
  Convertible debt, net of discount of $86,036 and $268,970   $  1,570,464    $    849,030
  Accounts payable                                                  73,895         128,647
  Accrued liabilities                                            4,140,431       3,798,221
                                                              ------------    ------------

TOTAL CURRENT LIABILITIES                                        5,784,790       4,775,898
-------------------------                                     ------------    ------------

TOTAL LIABILITIES                                                5,784,790       4,775,898
-----------------                                             ------------    ------------

STOCKHOLDERS' DEFICIT
---------------------
  Convertible preferred stock - $.01 par value, 5,000
    shares authorized, -0- shares issued and
    outstanding in 2009 and 2008, respectively                          --              --
  Common Stock - $.01 par value; 19,995,000 shares
    authorized; 7,123,241 and 6,725,099 shares issued
  and outstanding in 2009 and 2008, respectively                    71,232          67,251

PREFERRED STOCK SUBSCRIBED                                         150,000              --
--------------------------

ADDITIONAL PAID-IN CAPITAL                                      27,784,596      26,999,821
--------------------------

ACCUMULATED DEFICIT                                            (33,563,212)    (31,377,111)
-------------------                                           ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                     (5,557,384)     (4,310,039)
---------------------------                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    227,406    $    465,859
-------------------------------------------                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
               ---------------------------------------------------


                                                    2009           2008
                                                -----------    -----------
SALES                                           $        --    $        --
-----

COST OF SALES                                            --             --
-------------                                   -----------    -----------

GROSS PROFIT                                             --             --
------------                                    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE                1,078,416      1,231,814
----------------------------------

RESEARCH AND DEVELOPMENT EXPENSE                    199,880        853,774
--------------------------------                -----------    -----------

TOTAL EXPENSE                                     1,278,296      2,085,588
-------------                                   -----------    -----------

LOSS FROM OPERATIONS                             (1,278,296)    (2,085,588)
--------------------

OTHER INCOME (EXPENSE)
----------------------
    Interest Income                                   4,380          9,172
    Interest Expense                               (190,751)       (87,231)
    Accretion of Discount on Convertible Debt      (721,434)      (849,030)
                                                -----------    -----------
         Total Other Income and (Expense)          (907,805)      (927,089)
                                                -----------    -----------

NET LOSS                                        $(2,186,101)   $(3,012,677)
--------                                        ===========    ===========


BASIC AND DILUTED NET LOSS PER
------------------------------
    COMMON SHARE                                $     (0.32)   $     (0.46)
    ------------                                ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE
----------------------------------
    NUMBER OF SHARES OUTSTANDING                  6,850,313      6,580,931
    ----------------------------                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
           -----------------------------------------------------------
               YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
               ---------------------------------------------------

                                                        Preferred Stock        Common Stock
                                                       -----------------  ---------------------
                                                         Number                                  Additional  Preferred
                                                          of                Number                Paid-in      Stock    Accumulated
                                                        Shares    Amount   of Shares   Amount     Capital   Subscribed    Deficit
                                                       --------  -------  ----------- --------- ----------- ---------- ------------
BALANCE AT FEBRUARY 28, 2007                                 --  $    --   64,128,274 $ 641,283 $25,073,282  $      -- $(28,364,434)

  Retroactive adjustment  for 10 for 1 reverse
     stock split                                                          (57,715,447) (577,155)    577,155
  Issuance of stock - anti-dilution rights                   --       --       50,843       509        (509)        --
  Issuance of stock - for cash                               --       --      100,000     1,000      99,000         --           --
  Issuance of stock - future consulting services             --       --       90,000       900      74,100         --           --
  Issuance of warrants - prepaid financing charges           --       --           --        --      91,650         --           --
  Discount on debt due to beneficial conversion option       --       --           --        --   1,043,000         --           --
  Issuance of stock - prepaid lease                          --       --       71,429       714      42,143         --           --
  Net loss for the year ended February 29, 2008              --       --           --        --          --         --   (3,012,677)
                                                       --------  -------  ----------- --------- -----------  --------- ------------

BALANCE AT FEBRUARY 29, 2008                                 --       --    6,725,099    67,251  26,999,821         --  (31,377,111)

  Issuance of stock - anti-dilution rights                   --       --       53,491       535        (535)        --           --
  Issuance of stock - services                               --       --      314,651     3,146     217,110         --           --
  Preferred stock subscribed                                                       --        --          --    150,000
  Issuance of stock - future consulting services             --       --       30,000       300      29,700         --           --
  Discount on debt due to beneficial conversion option       --       --           --        --     538,500         --           --
  Net loss for the year ended February 29, 2008              --       --           --        --          --         --   (2,186,101)
                                                       --------  -------  ----------- --------- -----------  --------- ------------

BALANCE AT FEBRUARY 28, 2009                                 --  $    --    7,123,241 $  71,232 $27,784,596  $ 150,000 $(33,563,212)
                                                       ========  =======  =========== ========= ===========  ========= ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
               ---------------------------------------------------

                                                                2009         2008
                                                            -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net loss                                                $(2,186,101) $(3,012,677)
    Adjustments to reconcile net loss
      to net cash used in operating activities
        Depreciation                                                345          817
        Amortization of deferred costs                          178,642      546,805
        Accretion of discount on convertible debt               721,434      849,030
        Amortization of prepaid financing costs                      --       76,093
        Common stock issued for services                        220,256           --
                                                            -----------  -----------
            Subtotal                                         (1,065,424)  (1,539,932)
        Changes in assets and liabilities
        (Increase) decrease in assets
          Prepaid expenses                                       43,681       23,007
          Other assets                                           (1,000)          --
        Increase (decrease) in liabilities
          Accounts payable                                      (54,752)      92,676
          Accrued liabilities                                   342,210      266,323
                                                            -----------  -----------

    Net cash used in operating activities                      (735,285)  (1,157,926)
                                                            -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Proceeds from issuance of convertible debt                  538,500    1,043,000
    Preferred stock subscribed                                  150,000           --
    Issuance of common stock for cash                                --      100,000
                                                            -----------  -----------

    Net cash provided by financing activities                   688,500    1,143,000
                                                            -----------  -----------

NET DECREASE IN CASH                                            (46,785)     (14,926)
--------------------

CASH - BEGINNING OF YEAR                                        123,582      138,508
------------------------                                    -----------  -----------

CASH - END OF YEAR                                          $    76,797  $   123,582
------------------                                          ===========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
---------------------------------
  FINANCING ACTIVITIES:
  ---------------------

    Common stock issued for prepaid lease                   $        --  $    42,857
                                                            ===========  ===========
    Common stock issued for deferred charges                $    30,000  $    75,000
                                                            ===========  ===========
    Common stock issued - anti-dilutive rights              $     5,349  $     5,084
                                                            ===========  ===========
    Discount on debt due to beneficial conversion option    $   538,500  $ 1,043,000
                                                            ===========  ===========
    Warrants issued for prepaid financing charges           $        --  $    91,650
                                                            ===========  ===========
    Retroactive adjustment for 10 for 1 reverse stock split
    related to common stock and additional paid in capital  $   577,155  $        --
                                                            ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------
The consolidated financial statements include the accounts of SensiVida Medical Technologies, Inc. f/k/a Mediscience Technology Corp. ("SensiVida") and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. ("Laser"), Photonics for Women's Oncology, LLC ("Photonics") and Mediphotonics Development, LLC ("Mediphotonics"), and Bioscopix, Inc. ("Bioscopix"), (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Bioscopix and Mediphotonics are the only active subsidiaries of the Company.

The Company has operated in one business segment and continues to be engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue. Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company's wholly-owned subsidiary BioScopix, Inc., the Company's technology will also focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

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

Equipment
---------
Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $345 and $817 in 2009 and 2008, respectively.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

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

Research and Development
------------------------
Research and development costs are charged to operations when incurred. The amounts charged to expense were $199,880 and $853,774 in 2009 and 2008, respectively.

Loss per Common Share
---------------------
In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the years ended February 28, 2009 and February 29, 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
---------------------------------------
In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. There were no employee stock options issued during the years ended February 28, 2009 and February 29, 2008.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted on March 1, 2008, the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONT.)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on March 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company's financial statements.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company starting March 1, 2009 and will change the accounting for business combinations on a prospective basis.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. SFAS No. 160 is not currently applicable to the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONT.)

assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt. The Company is currently evaluating the impact of FSP 14-1 on its consolidated financial statements and footnote disclosures.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF Issue No. 07-5") which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-5 on its consolidated financial statements and footnote disclosure.


NOTE 2 - RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $53,139 and $50,000 for the two years ended February 28, 2009 and February 29, 2008, respectively. These amounts are recorded in general and administrative expense. Effective November 2008, Mr. Katevatis' legal service agreement was amended to $60,000 per year.

As part of Mr. Katevatis' prior employment agreement, the Company paid property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company's operations were located in Mr. Katevatis' home through November 2008. Expenses recognized were $18,463 and $18,762 in 2009 and 2008, respectively, and are recorded in general and administrative expense. In December 2008, the Company leased an office in Henrietta, New York.

See Note 7 for details regarding the Company's consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 3 - DEFERRED CHARGES

In fiscal 2009 and 2008, the Company issued 30,000 and 90,000 fully vested restricted shares of its common stock at fair market value to different consulting groups in exchange for a variety of services to be rendered, over a period of 12 months for matters such as corporate management, marketing opportunities, product development and research, corporate funding and investor relations. These costs have been capitalized and will be recognized ratably over the terms of the agreements.

Expected future amortization of deferred charges is as follows:

                           Years Ending
                        ------------------

                         February 28, 2010             $ 130,547
                                                       ==========

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 2009         2008
                                             ----------   ----------
              Legal and professional fees    $  182,825   $  228,382
              Consulting and university fees  1,440,615    1,440,615
              Salaries and wages              2,148,786    1,949,758
              Other                             368,205      179,466
                                             ----------   ----------
                           Totals            $4,140,431   $3,798,221
                                             ==========   ==========

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis. The amount of the accrual was $46,901 and $75,958 as of February 28, 2009 and February 29, 2008, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company's Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of February 28, 2009 and February 29, 2008,

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at February 28, 2009 and February 29, 2008. The Company has accrued these costs in conjunction with Dr. Alfano's prior consulting agreement.

Accrued salaries and wages include amounts due to Mr. Katevatis of $2,110,286 and $1,938,758 as of February 28, 2009 and February 29, 2008, respectively.

Mr. Katevatis and Dr. Robert Alfano have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis', salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company's common stock at $0.25 per share. The option is unlimited in duration. If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock. As of February 28, 2009, accrued salary and fees amounted to $2,157,187 for Mr. Katevatis. As of February 28, 2009, accrued consulting fees and expenses amounted to $1,489,254 for Dr. Alfano.

Subsequent to year end on March 23, 2009 Mr. Katevatis exercised his option to convert all outstanding salary and fees accrued through November 3, 2008 along with the termination of his employment agreement and anti-dilution rights in exchange for 1,172,510, shares of the Company's common stock.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 4 - ACCRUED LIABILITIES (CONT.)

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $6,000 and $11,000, as of February 28, 2009 and February 29, 2008, respectively.

Accrued salaries and wages also include amounts due to Kamal Sarbadhikari, Chief Executive Officer, and Jose Mir, Chief Technical Officer of $6,250 each as of February 28, 2009.

Accrued salaries and wages include an amount due to David R. Smith, Chairman of the Board, of $20,000 as of February 28, 2009.


NOTE 5 - CONVERTIBLE DEBT

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes ("the Notes") in amounts of not less than $25,000. The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $656,500 had been raised as of February 28, 2009) or three months after the completion of the initial public offering ("the IPO") of the shares of BioScopix (now SensiVida Medical Technologies, Inc. as a result of the merger of BioScopix into Mediscience Technology Corp. and subsequent name changes of the Company to BioScopix and then SensiVida Medical Technologies, Inc. (SensiVida), after the merger of BioScopix and SensiVida Medical Technologies, Inc. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of BioScopix (now SensiVida) in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average preceding the effective date of the IPO of SensiVida or (ii) shares of SensiVida at a price equal to 50% of the IPO price of the SensiVida shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes. In accordance with EITF 00-27 under option
(ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $0. On January 29, 2008, the Notes were modified to provide for two additional options. In addition to options (i) and (ii), holders of the notes may now also convert the notes into (iii) SensiVida stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the SensiVida stock IPO price and (iv) combination of alternatives (ii) and (iii). The additional options did not require an adjustment to the value of the Notes. As of February 28, 2009, and February 29, 2008, $1,656,500 and $1,118,000 of Notes
have been issued with related discounts of $1,656,500 and $1,118,000, respectively. The Notes will be accreted to their maturity value over the term of the Notes. Accretion of discount on convertible debt amounted to $721,434 and $849,030 for the fiscal years 2009 and 2008.

Accrued interest payable as of February 28, 2009 and February 29, 2008 was $275,969 and $87,231, respectively. Accrued interest expense for the years ended February 28, 2009 and February 29, 2008 was $188,738 and $87,231 respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default. Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which was expected to take place prior to April 15, 2009. As of June 12, 2009, there have been no demands for repayment by the Note holders.

Effective April 15, 2009, the second tranche of the Notes in the amount of $656,500 were in default. Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. As of June 15, 2009, there have been no demands for repayment by the Note holders.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended February 28, 2009 and February 29, 2008 due to the following:

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

The components of the net deferred income tax asset and liability as of February 28, 2009 and February 29, 2008 are as follows:

                                                2009         2008
                                             ----------   ----------
           Deferred income tax asset:
           Net operating loss carryforward   $7,389,208   $7,094,870
           Valuation allowance                7,389,208    7,094,870
                                             ----------   ----------
           Deferred income tax liability             --           --
                                             ----------   ----------
                           Totals            $       --   $       --
                                             ==========   ==========

As of February 28, 2009 and February 29, 2008, the Company has valuation allowances of $7,389,208 and $7,094,870, respectively, which relate to federal and state net operating loss carryforwards. The change in the total valuation allowance for the years ended February 28, 2009 and February 29, 2008 was an increase of $294,338 and $710,152, respectively. There were no temporary differences for the years ended February 28, 2009 and February 29, 2008. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. As of February 28, 2009 and February 29, 2008, the Company has net operating loss carryforwards of approximately $19,796,000 and $19,186,000, respectively for federal purposes and $11,087,000 and $9,623,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 6 - INCOME TAXES (CONT.)

The net operating losses are scheduled to expire in the following years:

                               Federal            State            Total
                            -------------     ------------     -------------

     2010                   $    615,000      $   129,000      $    744,000
     2011                      1,136,000          315,000         1,451,000
     2012                      1,556,000          216,000         1,772,000
     2013                      2,636,000          850,000         3,486,000
     2014                      1,128,000        2,358,000         3,486,000
     2015                              -        2,197,000         2,197,000
     2016                              -        1,399,000         1,399,000
     2017                              -        2,159,000         2,159,000
     2018                              -        1,464,000         1,464,000
     2019 (*)                    808,000                -           808,000
     2020 (*)                    943,000                -           943,000
     2021 (*)                    298,000                -           298,000
     2022 (*)                    316,000                -           316,000
     2023 (*)                    182,000                -           182,000
     2024 (*)                    790,000                -           790,000
     2025 (*)                  2,284,000                -         2,284,000
     2026 (*)                  2,156,000                -         2,156,000
     2027 (*)                  1,388,000                -         1,388,000
     2028 (*)                  2,096,000                -         2,096,000
     2029 (*)                  1,464,000                -         1,464,000
                            -------------     ------------     -------------
                Totals      $ 19,796,000      $11,087,000      $ 30,883,000
                            =============     ============     =============

(*) Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of March 1, 2007, the Company had no unrecognized tax benefits, and accordingly, the Company has not recognized any interest or penalties during the year ended February 28, 2009 related to unrecognized tax benefits. The Company did not accrue for interest or penalties as of February 28, 2009. The Company does not have an accrual for uncertain tax positions as of February 28, 2009.

The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on February 28, 2006 and thereafter are subject to examination by the relevant taxing authorities.


NOTE 7- COMMITMENTS AND CONTINGENCIES

Dr. Robert R. Alfano
--------------------
The Company had a consulting agreement (the "Agreement") through March 2007 with Dr. Robert R. Alfano, a principal stockholder of the Company and prior Chairman of its Scientific Advisory Board. Pursuant to the terms of the Agreement, Dr. Alfano was paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per annum in connection with the company's medical photonics business. The Agreement further provided that Dr. Alfano was to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company. The agreement expired on March 5, 2007.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano's daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company's cancer detection patent. Since there has been no revenue, no amounts have been paid during the two years ended February 28, 2009 and February 29, 2008.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 7- COMMITMENTS AND CONTINGENCIES (CONT.)

Other Royalties
---------------
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents. The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the two years ended February 28, 2009 and February 29, 2008.

Employment Agreements
---------------------
Mr. Peter Katevatis, the Chief Executive Officer, Chairman and a stockholder of the Company, had an employment agreement. The prior agreement was renewed on March 5, 2007 which increased his salary from $200,000 to $250,000 per year. The agreement also provided for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors. The contract was due to expire on March 5, 2015. In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company's common stock.

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick as Chief Financial Officer. Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and received an option to purchase 30,000 shares of common stock at $10.00 per share. This agreement has not been formally updated. Mr. Benick's employment is continuing under the terms of the expired agreement.

On November 5, 2008, the Company entered into a three (3) year employment contract with Kamal Sarbadhikari as Chief Executive Officer and Jose Mir as Chief Technical Officer. Mr. Sarbadhikari and Mr. Mir will be paid a base salary of $150,000 per annum.

On November 10, 2008, the Company entered into a three (3) year employment contract with David R. Smith as Chairman of the Board. Mr. Smith will be paid $60,000 per annum.


NOTE 8 - STOCKHOLDERS' DEFICIT

Reverse Stock Split
-------------------
The consolidated balance sheets, statements of changes in stockholders' deficit, and related notes to consolidated financial statements have been adjusted to reflect a 10 for 1 reverse stock split that was effective May 18, 2009.

Preferred Stock
---------------
The Company is authorized to issue 5,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by stockholders. Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

Holders of series A preferred stock are entitled to a preference of $100 per share, before any payment is made to holders of common stock in liquidation of the assets of the Company. Additionally, holders of Series A preferred stock have no redemption or dividend rights and vote only with respect to corporate matters affecting their respective rights, preferences or limitations, but do not vote for the election of directors or on general corporate matters.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

Private Placements Common Stock
-------------------------------
During fiscal 2008, the Company issued 100,000 shares of common stock at a price of $1.00 per share for $100,000.

Common Stock Issued for Services
--------------------------------
During November 2008, the company issued 314,651 restricted shares of its common stock with a value of $220,256 to a group of financial consultants in exchange for professional services and fund raising efforts, as per their agreement. The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company's common stock of the date of issuance).

Common Stock Issued for Future Services
---------------------------------------
During May 2007, the Company issued 60,000 restricted shares of its common stock with a value of $60,000 to a medical consultant in exchange for services to be rendered over a period of one year. These services will consist of development and commercialization. The transaction was recognized based on the fair value of shares issued.

During February 2008, the Company issued 30,000 restricted shares of its common stock with a value of $15,000 to a consulting firm in exchange for public and investor relations consulting services to be rendered over a one year period. The transaction was recognized based on the fair value of shares issued.

During February 2009, the Company issued 30,000 restricted shares of its common stock with a value of $30,000 to a consulting firm in exchange for public and investor relations consulting services to be rendered over a one year period. The transaction was recognized based on the fair value of shares issued.

Common Stock Issued for Prepaid Lease
-------------------------------------
On January 4, 2008, the Company issued 71,429 restricted shares at a fair market value of $.60 per share for a two year lease on office space in California. All unamortized costs associated with the prior lease have been expensed in the quarter ended February 29, 2008.

Preferred Stock Subscribed
--------------------------
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 to be paid in a subsequent period in exchange for $2,500 of Series B Preferred stock having a par value of $1.00 (the shares). Each Series B Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 500,000 shares of common stock with an exercise price of $1.00

2003 Consultants Stock Plan
---------------------------
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan ("Consultants Plan"). The Consultants Plan was subsequently approved by the stockholders on February 17, 2004. The aggregate number of shares that may be issued under the options shall not exceed 700,000. No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 28, 2009 and February 29, 2008.

1999 Incentive Stock Option Plan
--------------------------------
The Board of Directors previously adopted, subject to stockholder approval, a 1999 Incentive Stock Option Plan (the "Plan") for officers and employees of the Company. The stockholders subsequently approved the Plan on February 17, 2004. Accordingly awards issued under the Plan prior to February 17, 2004 were deemed not to be granted until that date. The aggregate number of shares that may be issued under the options shall not exceed 300,000.

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

Activity related to stock options during the two years ended February 28, 2009 and February 29, 2008 is as follows:

                                                             Exercise            Weighted
                                                              Price            Avg. Exercise
                                       Shares                 Range                Price
                                 ------------------    ------------------   ------------------
Outstanding, February 28, 2007               70,000     $ 10.00 - $ 20.00   $            15.00
Granted                                          --
Forfeited                                   (40,000)
                                 ------------------
Outstanding, February 29, 2008               30,000     $           10.00   $            10.00
Granted                                          --
Forfeited                                        --
                                 ------------------
Outstanding, February 28, 2009               30,000     $           10.00   $            10.00
                                 ==================

Stock Warrants
--------------
Stock warrant activity during the two years ended February 28, 2009 and February 29, 2008 was as follows:

                                                             Exercise            Weighted
                                        Shares                Price           Avg. Exercise
                                      Available               Range               Price
                                 ------------------    ------------------   ------------------
Outstanding, February 28, 2007              659,933        $2.50 - $30.00   $            10.70
Granted                                     100,000        $         1.00
Exercised                                   (15,000)       $         2.50
Forfeited                                  (345,000)       $2.50 - $10.00
                                 ------------------

Outstanding, February 29, 2008              399,933        $2.50 - $30.00   $             9.00
Exercised                                        --                    --
Forfeited                                        --                    --
                                 ------------------

Outstanding, February 28, 2009              399,933        $1.00 - $30.00   $             8.10
                                 ==================

In conjunction with convertible debt (Note 5), the Company issued 100,000 warrants to a company assisting in raising capital, valued at $91,650, which were recorded as prepaid financing charges and being amortized over the term of the convertible debt. The warrants expire on July 19, 2012. All of the warrants were valued at the fair market value at the time of issuance. The fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 115.5% and a risk-free interest rate based on the 5 year treasury bill rate at the time of issuance.

Anti-Dilution Rights
--------------------
The Company and Mr. Peter Katevatis had an anti-dilution rights agreement which provided that Mr. Katevatis' ownership interest would at all times represent 17% of the issued and outstanding shares of the Company. The anti-dilution rights were exercisable at Mr. Katevatis' sole discretion. During the years ended February 28, 2009 and February 29, 2008, Mr. Katevatis exercised his right and requested the Company issue 53,491 and 44,443 common shares respectively. As of February 28, 2009 and February 29, 2008, the Company is

              SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
               f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                     ---------------------------------------

NOTE 8 - STOCKHOLDERS' DEFICIT (CONT.)

obligated to issue an additional 820 shares to Mr. Katevatis in connection with the anti-dilution rights. In connection with the issuance of these shares, the Company has capitalized only the stock's par value from paid in capital because of the Company's accumulated deficit position. In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares (prior to the reverse stock split) of the Company's common stock.

The Company and Dr. Robert Alfano had an anti-dilution rights agreement which provided that Dr. Alfano's ownership interest would at all times represent 4% of the issued and outstanding shares of the Company. The anti-dilution rights were exercisable at Dr. Alfano's sole discretion. As of February 28, 2007, the Company was obligated to issue an additional 1,400 shares to Dr. Alfano in connection with the anti-dilution rights. As a result of the completion of Dr. Alfano's consulting agreement as of March 5, 2007, the anti-dilution rights terminated. Subsequent to March 5, 2007, Dr. Alfano was issued 6,400 shares of the Company's common stock in connection with the anti-dilution rights of which 5,000 shares were issued in error. The Company has placed a stop order and requested the 5,000 shares be returned by Dr. Alfano for cancellation.


NOTE 9 - SUBSEQUENT EVENT

On November 5, 2008, Mediscience Technology Corp., a New Jersey corporation ("Mediscience") entered into an agreement and plan of reorganization (the "Merger Agreement") with SensiVida Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Mediscience ("Merger Sub"), and SensiVida Medical Systems, Inc., a Delaware corporation ("SensiVida"), pursuant to which Merger Sub will be merged into SensiVida and thereafter SensiVida will be merged with and into Mediscience (the "Merger"). As a condition precedent to completing the Merger, on January 29, 2009, BioScopix, Inc., a Delaware corporation and wholly-owned subsidiary of Mediscience, merged with and into Mediscience, with the surviving corporation changing its name to BioScopix, Inc. (such surviving corporation hereafter referred to as the "Company").

On March 3, 2009, the Company and SensiVida completed the Merger and the Company changed its name to SensiVida Medical Technologies, Inc. As consideration for the Merger, the Company issued 33,333,333 shares (pre-split) of the company's common stock, par value $.01 per share (the "Common Stock") to the three stockholders of SensiVida as consideration for the transaction. In addition, the Company issued 1,172,510 shares of its Common Stock to Mr. Katevatis in settlement of all of his accrued claims and salary, to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

The merger will be accounted for under the acquisition method in accordance with SFAS 141(R), Business Combination. The merger of SensiVida Medical Systems, Inc. into the Company's wholly-owned subsidiary BioScopix, Inc. will enable the Company to focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring. The fair value of the consideration was $2,666,667, the value of the 3,333,333 shares on March 3, 2009. The Company has not yet completed its valuation of the identifiable assets acquired and liabilities assumed at their acquisition date fair values.

In addition to the name change on March 19, 2009, the Company's Board of Directors, the holders of a majority of the Company's voting capital stock, approved an amendment to the Company's Restated Certificate of Incorporation to provide for the reduction of the total number of authorized, issued and outstanding shares of the Company's common stock, par value $.01 per share ("Common Stock") and its preferred stock, par value $.01 per share ("Preferred Stock"), by exchanging each ten (10) shares of such authorized, issued and outstanding shares of Common Stock and Preferred Stock for one (1) share of Common Stock or Preferred Stock, respectively (such exchange, the "Reverse Split"). The Reverse Split became effective on May 18, 2009. All references to number of shares and per share amounts in the consolidated financial statements and notes have been adjusted to give retroactive effect to the reverse stock split.

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

Management's Report on Internal Control Over Financial Reporting

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

         Our system of internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail,

         i. accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk tha controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management performed an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was not effective as of February 28, 2009 because of the material weaknesses described below.

         A material weakness and significant deficiency are defined as a control deficiency, or combination of control deficiencies, that adversely affects an entity's ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a material misstatement (with respect to material weaknesses) of the entity's financial statements or a misstatement that is more than inconsequential (with respect to a significant deficiency) will not be prevented or detected by the entity's internal controls over financial reporting.


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

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide onlymanagement's report in this annual report.

Changes in internal control over financial reporting

         During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

Board composition

         On March 3, 2009, the Company completed its merger with SensiVida Medical Systems, Inc. with the name of the surviving corporation changing its name to SensiVida Medical Technologies, Inc. In connection with the completion of this merger, Company directors William Armstrong, John M. Kennedy and Michael
N. Kouvatas each advised the Company of their intention to resign from the Board of Directors. These resignations were accepted by the Company upon the effectiveness of the Company's 10-to-1 reverse stock split and the quotation of the Company's common stock on the OTC Bulletin Board under its new symbol "SVMT" on May 18, 2009. None of these resignations were the result of any disagreement relating to the Company's operations, policies or practices or any other matter.

         In furtherance of the completion of this merger, in February 2009, David R. Smith, Kamal Sarbadhikari, and Jose Mir were appointed to the Board of Directors, as previously disclosed in the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2009. This current report on Form 8-K neglected to disclose that Mr. Edward Cabrera was also appointed to the Board of Directors.

         Mr. Cabrera has worked on Wall Street for over 20 years, including his current position as Head of Investment Banking at Jesup & Lamont Securities Corporation where he has been employed since July 2005, at J. Giordano Securities Group from March 2004 until July 2005 and with Merrill Lynch as Managing Director and Head of Latin America from May 1993 until December 2002. Since 2003, Mr. Cabrera has focused on providing advisory services and capital market access for emerging growth companies. Mr. Cabrera was selected for the 2000 Millenium edition of Who's Who In Finance and in 1999 was named to the All-America team by Institutional Investor. Mr. Cabrera received his Bachelor of Science from the University of Florida in Engineering and Material Sciences where he graduated with honors and received his MBA in 1987 from Harvard Business School. Jesup & Lamont provides various financing assistance and M&A advisory services to the Company for a range of success fees.

Unregistered sales of equity securities

         On February 4, 2009, the Company entered into a term sheet with a single investor which contemplated a private placement of series a convertible preferred stock of the Company for $250,000 in gross proceeds to the Company as disclosed in the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2009. The Company subsequently determined that the authorized series a preferred stock of the Company was insufficient in number to complete the offering as set forth in the February 4, 2009 term sheet. Effective as of March 3, 2009, the Company the and investor rescinded the February 4, 2009 term sheet and entered into a new term sheet contemplating a private placement of series B convertible preferred stock of the Company for $250,000 in gross proceeds to the Company. A copy of this term sheet is filed as exhibit 10.12 to this annual report on Form 10-K.

                                    PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Board of Directors

         The following table sets forth the name, age, position and term of directorship, as applicable, of each of our SeniVida Directors and executive officers.

Name                    Age                       Position(s)
--------------------------------------------------------------------------------
David R. Smith                               Chairman of the Board
Kamal Sarbadhikari,             Chief Executive Officer, President, and Director
Jose Mir                              Chief Technical Officer and Director
Peter Katevatis Esq.                               Director
Edward Cabrera                                     Director
Frank Benick CPA                           Chief Financial Officer

         Each director holds office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the discretion of the Board of Directors.

         The Company's Bylaws provided that the Board of Directors shall consist of not more than 15 and not less than seven members. As a result of the recent changes to the composition of the Board of Directors following the Company's completion of its merger with SensiVida Medical Systems, Inc. and name change on March 3, 2009 and reverse stock split on May 18, 2009, there are currently two vacancies that exist on the Board of Directors. At this time, the current members of the Board of Directors are evaluating the Company's options at this time, including identifying prospective candidates for appointment to the Board as well as amending the Bylaws to reduce the size of the Board of Directors. The Company will make prompt public disclosure of any actions relating to the composition of its Board of Directors.

         Our Board of Directors has one separate, standing committee, the Executive Committee, consisting of directors Cabrera, Katevatis, Sarbadhikari and Smith. The Executive Committee has been delegated all power and authority of the Board of Directors acts for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board. During the fiscal year ending February 28, 2009, the Executive Committee met four times.

         The Board of Directors does not have a separate, standing audit committee at this time. Pursuant to Section 3(a)(58) of the Exchange Act, the full Board of Directors performs the functions of an audit committee for the Company. During the year ended February 28, 2009, the Board of Directors met five times. Each member of the Board attended at least 75% of the meetings of the Board and committees on which he served. Although all of the members of the Board of Directors are financial literate under listing standards of national securities exchanges such as the NYSE, none of the members of the Board of Directors qualifies as an "audit committee financial expert" as such term is defined under Item 407(d)(5) of Regulation S-K. John Kennedy, a former member of the Board of Directors until his resignation was accepted effective as of May 18, 2009, previously qualified as an "audit committee financial expert." Although the Board of Directors believes that it is appropriate and desirable for the Board to have an "audit committee financial expert," the Board believes that based upon the limited size and operations of the Company at this time, it is appropriate for the Company to not have an "audit committee financial expert."

Directors and Executive Officer Biographies

         David R. Smith, Chairman of the Board. Mr. Smith is a founding member of Infotonics Technology Center Inc. and served as its President, Chief Executive Officer and Chairman of the Board from 2002 to 2008. Mr. Smith also previously served as the Chairman of the Board for OIDA (Optoelectronics Industry Development Association). His professional memberships include the Institute of Electrical and Electronics Engineers (IEEE Senior Member) and American Society for Quality. Mr. Smith has a MS in Electrical Engineering from the University of Rochester and a BS in Electrical Engineering from the University of Massachusetts. He began his Eastman Kodak career in 1965 as an electrical engineer. He has had many diverse assignments in Kodak Apparatus Division and Kodak Park Engineering with increasing levels of responsibility in design engineering, technology development, process improvement and systems engineering. In 1985 he was appointed Director of Automatic Machine Systems Technology, now known as Manufacturing Systems Technology Division ("MSTD"). MSTD is a corporate technical resource that develops manufacturing process technology, designs high performance manufacturing systems and installs these systems in new and existing factories around the world. Effective in June 1997, Mr. Smith was then appointed Director, Production Systems Engineering & Technology Organization, Eastman Kodak Research & Development. The organization concentrated on process R&D for discrete products, encompassing media converting, packaging and high volume equipment manufacturing. Mr. Smith remained the R&D Technical Director, Advanced Production & Commercialization Technology Platform until he just recently retired.

         Kamal Sarbadhikari, CEO & President. Mr. Sarbadhikari is an entrepreneurial senior executive with 40 years of start-up and management of Fortune 1000 companies. Prior to SensiVida, he ran Bausch and Lomb's $520 million surgical businesses. He was part of the original team responsible for commercializing soft-contact lenses, a $5 billion global business. As a vice president of research and development at Bausch and Lomb, he was responsible for the development of the OTC contact lens solution business. He was also the co-founder of Eastman Kodak's consumer battery business and part of a small team that commercialized Kodak's first successful consumer digital "Home Imaging" initiative and the "Picture Maker" kiosk for retail photo-scanning and printing.

         Jose Mir, CTO. Mr. Mir started his career at the Eastman Kodak Company, pioneering new technologies that enabled some of the world's earliest digital imaging products. He evangelized and co-founded a corporate worldwide innovation initiative that after five years was able to drive significant growth beyond Kodak's traditional product lines. Mr. Mir had profit and loss statement responsibilities for a $16 million business that commercialized four radically new digital products- two of them won industry awards for technical excellence. After leaving Kodak, he started and led Infotonics Technology Center's Innovation initiative, responsible for founding two new start-ups. Most recently, he founded SensiVida Medical Systems Inc. and served as its President/CTO for three years. Mr. Mir is a prolific inventor, has won several professional awards, and has served on boards for companies and universities.

         Peter Katevatis Esq., Director. Mr. Katevatis served as Chairman of the Board of Directors and Chief Executive Officer from 1993 to February 2009 and as a director since 1981. Mr. Katevatis has been a practicing attorney in Philadelphia, Pennsylvania and Marlton, New Jersey, and is also licensed as an attorney in the State of New York and in the District of Columbia. Mr. Katevatis was a trustee of the New Jersey State's Police and Fireman Retirement Pension Fund from 1989 to 1996 and served as a member of the State of New Jersey Investment Council from 1990 to December 1992. Mr. Katevatis is a member of the American Arbitration Association, serves as an arbitrator with the National Association of Security Dealers and is a member of the National District Attorney's Association and the New York Academy of Science.

         Edward Cabrera, Director. Mr. Cabrera has worked on Wall Street for over 20 years, including his current position as Head of Investment Banking at Jesup & Lamont Securities Corporation where he has been employed since July 2005, at J. Giordano Securities Group from March 2004 until July 2005 and with Merrill Lynch as Managing Director and Head of Latin America from May 1993 until December 2002. Since 2003, Mr. Cabrera has focused on providing advisory services and capital market access for emerging growth companies. Mr. Cabrera was selected for the 2000 Millenium edition of Who's Who In Finance and in 1999 was named to the All-America team by Institutional Investor. Mr. Cabrera received his Bachelor of Science from the University of Florida in Engineering and Material Sciences where he graduated with honors and received his MBA in 1987 from Harvard Business School. Jesup & Lamont provides various financing assistance and M&A advisory services to the Company for a range of success fees.

         Frank D. Benick, Chief Financial Officer. Mr. Benick has served as our Chief Financial Officer since November 2005. He has been a partner at the accounting firm of Gust, Dori,& Benick since 1983.

Advisor Biographies

         Scott Taylor, FDA Advisor (Independent) Has more than 15 years consulting experience with Diagnostics, Medical Device, Point-of-Care Testing
(POCT), and Pharmaceutical companies facilitating FDA approval process, reimbursement issues, and CPT Codes.

         John Condemi, M.D., Medical Advisor (Independent), Chairman of the Board of the Allergy Asthma Immunology of Rochester (AAIR) and Director of the Clinical Research Department and Infusion Center. Fellow of all major allergy/immunology societies. Over 90 technical papers, 23 chapters, and 350 clinical studies.

         There are no family relationships between any of our directors, executive officers, or advisors.

Nominating Procedures

         During the fiscal year ended February 28, 2009, there were not any material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Directors' Fees

         No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

         In connection with the completion of the Company's merger with SensiVida Medical Systems, Inc. on March 3, 2009, David R. Smith, Kamal Sarbadhikari, Jose Mir and Ed. Cabrera were appointed to the Board of Directors but have not yet filed initial statements of beneficial ownership on Form 3. On March 3, 2009, Messrs. Sarbadhikari and Mir each were issued 14,204,545 shares of the Company's common stock as their pro rata share of the merger consideration and statements of changes in beneficial ownership on Forms 4 have not been filed to report these transactions. Also on March 3, 2009, Mr. Peter Katevatis, the former Chairman of the Board and Chief Executive Officer of the Company, was issued 11,725,100 shares of the Company's common stock in consideration for his waiver of certain accrued salary and other claims and a Form 4 reporting this transaction has not been filed.

Code of Ethics

         We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of

Ethics provisions nor any amendments made to the Code of Ethics during the year ended February 28, 2009.

Item 11.          Executive Compensation

         Compensation paid to Peter Katevatis, as Chief Executive Officer and Interim President during the two most recently completed fiscal years, and For Kamal Sarbadhikari, the Company's Chief Executive Officer as of February 19, 2009, is set forth in the Summary Compensation Table below. No other executive officer's compensation exceeded $100,000 in the fiscal years ended February 28, 2009 and February 29, 2008, respectively.


                           SUMMARY COMPENSATION TABLE


                                                         All Other
                                                         Compensation   Total
Name and Principal Position        Year    Salary ($)      ($)          ($)

Peter Katevatis                    2009    $171,527      $76,258 (1)    $247,785
Former Chairman, Pres. and         2008    250,000       78,824         328,824
Chief Executive Officer (PEO)

Kamal Sarbadhikari (PEO)           2009    $46,635           --         $46,635
Chief Executive Officer


(1) Includes automobile expense of $11,064.08, health insurance of $14,137.29, and fees for professional legal services rendered of legal fees of $51,056.57.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth, as of June 8, 2009, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock,
(ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 11,632,390 shares outstanding, which reflects the 10-to-one reverse stock split of the Company's securities effected on May 18, 2009 (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities).

              Name                                        Shares Owned         Percentage Ownership
---------------------------------------------------------------------------------------------------
Directors and Executive Officers:

         Peter Katevatis                                    2,228,659                 19.2%
         Jose Mir                                           1,420,454                 12.2%
         Kamal Sarbadhikari                                 1,420,454                 12.2%
         Edward Cabrera                                       122,713                  1.1%
         Frank D. Benick                                        9,187                    *
         David R. Smith                                            --                   --

         All Directors and Executive
         Officers as a group:                               5,201,467                 44.7%

5% Stockholders:

         William M. Baker                                   1,700,896(1)              13.6%
         Infotonics Technology Center, Inc. 592,424                                    5.1%
         ------------------------------------------------------------------------

         * Beneficial ownership of less than 1% is omitted.

(1) Includes 375,000 shares of common stock issuable upon conversion of shares of series B convertible preferred stock and warrants to purchase up to 500,000 shares of common stock issuable in connection with the issuance of shares of series B convertible preferred stock.

Item 13.          Certain Relationships and Related Transactions, and Director
                  Independence

Related Person Transactions

         None.

Director Independence

         The Company is not subject to any independence standards of a national securities exchange or national securities association dealer quotation system. The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the company. A material relationship is one which impairs or inhibits/ or has the potential to impair or inhibit a director's exercise of critical and disinterested judgment on behalf of the company and its stockholders. To determine whether a material relationship exists, the Board consults with the company's counsel. This ensures that the Board's determinations are consistent with:

         1.       All relevant securities and other laws; and
         2. Recent relevant cases and regulations regarding the definition of (independent director/business judgment) including those set forth in the listing standards of the New York Stock Exchange as in effect from time to time.

         Based on the foregoing criteria, the Board of Directors has determined that David R. Smith, our Chairman of the Board, is the only member of the Board of Directors that is independent.

Item 14.          Principal Accounting Fees and Services

Audit Fees

         The aggregate fees billed for each of the fiscal years ended February 28, 2009 and February 29, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $50,000 and $45,000, respectively.

Audit Related Fees

         The aggregate fees billed for each of the fiscal years ended February 28, 2009 and February 29, 2008 for professional services rendered by the principal accountant for audit-related fees was $28,570 and $0, respectively.

Tax Fees

         None.

All Other Fees

         None.


                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules

    (a) The Financial Statements filed as part of this annual report on Form 10-K are filed under Part II, Item 8 beginning on page 18.

    (b) The Exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index beginning on page __.

    (c)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SensiVida Medical Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENSIVIDA MEDICAL TECHNOLOGIES, INC.

Date: June 15, 2009              By:      /s/ Kamal Sarbadhikari
                                          ----------------------
                                          Kamal Sarbadhikari
                                          Chief Executive Officer and
President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2009                       /s/ Kamal Sarbadhikari
                                          ----------------------
                                          Kamal Sarbadhikari
                                          Chief Executive Officer, President and
                                          Director
                                          (Principal Executive Officer)


Date: June 15, 2009                       /s/ Jose Mir
                                          ------------
                                          Jose Mir
                                          Director

Date: June 15, 2009                       /s/ David R. Smith
                                          ------------------
                                          David R. Smith
                                          Chairman of the Board

Date: June 15, 2009                       /s/ Edward Cabrera
                                          ------------------
                                          Edward Cabrera
                                          Director

Date: June 15, 2009                       /s/ Peter Katevatis
                                          -------------------
                                          Peter Katevatis
                                          Director


Date: June 15, 2009                       /s/ Frank D. Benick
                                          -------------------
                                          Frank D. Benick, CPA, CVA
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  Exhibit Index

2.1 Agreement and Plan of Merger of BioScopix, Inc., a Delaware corporation, into MediScience Technology Corp., a New Jersey corporation, dated as of November 5, 2008.*

2.2 Agreement and Plan of Reorganization by and Among BioScopix, Inc., a New Jersey corporation (successor by merger to MediScience Technology Corp.), SensiVida Acquisition Corp., a Delaware corporation, and SensiVida Medical Systems, Inc., a Delaware corporation, dated as of November 5, 2008.*

2.3 Certificate of Ownership and Merger merging SensiVida Medical Systems, Inc. with and into BioScopix, Inc., with the surviving corporation changing its name to SensiVida Medical Technologies, Inc.*

3.1      Restated Certificate of Incorporation, dated December 9, 2004 *

3.2      By-laws *

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

10.8 Consultant Agreement between registrant and Chesterbrook Partners Inc. dated April 1, 2004 *

10.9 SMC agreement, dated May 18, 2007, between the registrant and Dr. Fredrick Naftolin *

10.10 Agreement, dated June 25, 2007, between the registrant and Infotonics Technology Center Inc. *

10.11 Agreement, dated March 3, 2008, between the registrant and Infotonics Technology Center Inc. *

10.12 Term Sheet dated by and between the registrant and William M. Baker relating to the issuance of shares of Series B Convertible Preferred Stock of the registrant.**

21.1     Subsidiaries of the registrant **

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32.1 Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

 * Previously filed and incorporated herein by reference
** Filed herewith