Form 10-Q
period 2009-05-31
SensiVida Medical Technologies, Inc.
filed 2009-07-20
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2009
or

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-07405

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
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
Yes [  ]      No [X]

As of May 31, 2009, there were outstanding 11,632,417 shares of the registrant’s common stock, $.01 par value.

“THE REVIEW OF THE MAY 31, 2009 AND 2008 FINANCIAL STATEMENTS THAT ARE REQUIRED FOR FILING THE COMPANY’S FORM 10-Q HAS NOT BEEN COMPLETED BY THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS OF THE DATE OF THIS FILING”

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

Index

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	May 31, 2009 (Unaudited)	February 28, 2009 (Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$20,757	$76,797
Prepaid Expenses and Other Current Assets	11,905	17,262
Total Current Assets	32,662	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property	2,808,563	-
Security Deposit	2,800	2,800
Deferred Costs	85,342	130,547

TOTAL ASSETS	$2,929,367	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$1,656,500	$1,570,464
Accounts Payable	176,338	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Accrued Liabilities	2,083,493	4,140,431
Total Current Liabilities	3,971,683	5,784,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares
Authorized; Issued and Outstanding -0- Shares May 31,
2009; -0- Shares February 28, 2009	-	-

Common Stock $.01 Par Value, Authorized 19,995,000
Shares; Issued and Outstanding Shares - 11,632,417 Shares
May 31, 2009; 7,123,241 Shares - February 28, 2009	116,323	71,232
Preferred Stock Subscribed	250,000	150,000
Additonal Paid-in Capital	31,433,845	27,784,596
Accumulated Deficit	(32,842,484)	(33,563,212)
Total Stockholders' Deficit	(1,042,316)	(5,557,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,929,367	$227,406

See Notes to Consolidated Financial Statements.

Index

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(UNAUDITED

	THREE MONTHS
	2009	2008
Net Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

General and Administrative Expense	301,376	249,683

Product Development Expense	104,104	51,457

Total Expenses	405,480	301,140

Other Income	54	1,684

Cancellation of Indebtedness	1,252,776	-

Interest Expense	(40,586)	(41,360)

Accretion of Interest on Convertible Debt	(86,036)	(237,840)

Total Other Income and Expense	1,126,208	(277,516)

Income (Loss) Before Taxes	720,728	(578,656)

Provision for Taxes on Income (Loss)	-	-

Net Income (Loss)	$720,728	$(578,656)

Basic and Diluted Income (Loss) Per Common Share	$0.071	$(0.086)

Weighted Average Common Shares Outstanding	10,129,358	6,725,099

See Notes to Consolidated Financial Statements.

Index

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MAY 31, 2009
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Preferred Stock Subscribed	Accumulated Deficit
BALANCE, FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$27,784,596	$150,000	$(33,563,212)

Common Stock Issued for Services	-	-	3,333	33	4,967	-	-

Receipt of Cash for Preferred Stock Subscribed	-	-	-	-	-	100,000	-

Common Stock Issued in Acquisition of SensiVida
Medical Systems, Inc.	-	-	3,333,333	33,333	2,717,999	-	-

Common Stock Issued in Cancellation of Debt	-	-	1,172,510	11,725	926,283	-	-

Net income	-	-	-	-	-	-	720,728

BALANCE, MAY 31, 2009	-	$-	11,632,417	$116,323	$31,433,845	$250,000	$(32,842,484)

See Notes to Consolidated Financial Statements.

Index

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In
Operating Activities:
Net Income (Loss)	$720,728	$(578,656)
Accretion of Interest on Convertible Debt	86,036	237,840
Common Stock Issued for Services	5,000	-
Depreciation	-	86
Amortization of Deferred Costs	45,205	58,028
Subtotal	856,969	(282,702)

Changes in Assets and Liabilities
(Increase) Decrease in Prepaid Expense and Other
Current Assets	5,357	20,914
(Decrease) Increase in Accounts Payable and Other Payables	102,443	(60,646)
(Decrease) Increase in Accrued Liabilities	(1,120,809)	69,215
Net Cash Used for Operating Activities	(156,040)	(253,219)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock Subscribed	100,000	-
Proceeds from Issuance of Convertible Debt	-	438,500
Net Cash Provided by Financing Activities	100,000	438,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,040)	185,281

CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$20,757	$308,863

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$438,500
Common Stock Issued in Cancellation of Debt	$938,008	$-

See Notes to Consolidated Financial Statements.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The consolidated financial statements include the accounts of SensiVida Medical Technologies, Inc. f/k/a Mediscience Technology Corp. (“SensiVida”) and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. (“Laser”), Photonics for Women’s Oncology, LLC (“Photonics”) and Mediphotonics Development, LLC (“Mediphotonics”), and Bioscopix, Inc. (“Bioscopix”), (collectively the “Company”).   All significant intercompany transactions and balances have been eliminated in consolidation.  All wholly-owned subsidiaries are currently inactive.

The Company has operated in one business segment and continues to be engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology will also focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

Management’s Plan
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

Equipment
Equipment is stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Depreciation expense was $-0- and $86 for the three months ended May 31, 2009 and 2008, respectively.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $104,104 and $51,457 for the three months ended May 31, 2009 and 2008, respectively.

Loss per Common Share
In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income or loss per share was computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the quarter ended May 31, 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.  For the quarter ended May 31, 2009 options and warrants were not included in the weighted average number of shares of common outstanding since their exercise price was in excess of the current market value of the common stock.

Accounting for Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the three months ended May 31, 2009 and 2008.

Concentration of Credit Risk Involving Cash
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

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  SFAS No. 160 is not currently applicable to the Company.

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

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-5 on its consolidated financial statements and footnote disclosure.

NOTE 2 – RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $15,000 and $12,500 for the three months ended May 31, 2009 and 2008, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.

As part of Mr. Katevatis’ prior employment agreement, the Company paid property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations were located in Mr. Katevatis’ home through November 2008.  Expenses recognized were $-0- and $6,039 for the three months ended May 31, 2009 and 2008, respectively, and are recorded in general and administrative expense.  In December 2008, the Company leased an office in Henrietta, New York.

See Note 7 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending

February 28, 2010	$85,342

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2009	February 28, 2009
Legal and professional fees	$186,247	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	84,000	2,148,786
Accrued Interest	316,140	275,969
Other	100,087	92,235
Totals	$2,083,493	$4,140,431

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $25,000 and $46,901 as of May 31, 2009 and February 28, 2009, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of May 31, 2009 and February 28, 2009,

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at May 31, 2009 and February 28, 2009.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Mr. Katevatis of $-0- and $2,110,286 as of May 31, 2009 and February 28, 2009, respectively.

Mr. Katevatis and Dr. Robert Alfano have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis’, salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $0.25 per share.  The option is unlimited in duration.  If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock.  As of May 31, 2009, accrued consulting fees and expenses amounted to $1,489,254 for Dr. Alfano.

On March 23, 2009 Mr. Katevatis exercised his option to convert all outstanding salary and fees accrued through November 3, 2008 totaling $2,147,187, along with the termination of his employment agreement and anti-dilution rights in exchange for 1,172,510, shares of the Company’s common stock.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $11,500 and $6,000, as of May 31, 2009 and February 28, 2009, respectively.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued salaries and wages also include amounts due to Kamal Sarbadhikari, Chief Executive Officer, and Jose Mir, Chief Technical Officer of $18,750 and $6,250 each as of May 31, 2009 and February 28, 2009, respectively.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $35,000 and $20,000 as of May 31, 2009 and February 28, 2009, respectively.

NOTE 5 – CONVERTIBLE DEBT AND NOTE PAYABLE

Convertible Debt
On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes (“the Notes”) in amounts of not less than $25,000.  The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $656,500 had been raised as of April 15, 2009) or three months after the completion of the initial public offering (“the IPO”) of the shares of BioScopix (now SensiVida Medical Technologies, Inc. as a result of the merger of BioScopix into Mediscience Technology Corp. and subsequent name changes of the Company to BioScopix and then SensiVida Medical Technologies, Inc. (SensiVida), after the merger of BioScopix and SensiVida Medical Technologies, Inc. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of BioScopix (now SensiVida) in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average preceding the effective date of the IPO of SensiVida or (ii) shares of SensiVida at a price equal to 50% of the IPO price of the SensiVida shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes.  In accordance with EITF 00-27 under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $-0-.  On January 29, 2008, the Notes were modified to provide for two additional options.  In addition to options (i) and (ii), holders of the notes may now also convert the notes into (iii) SensiVida stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the SensiVida stock IPO price and (iv) combination of alternatives (ii) and (iii).  The additional options did not require an adjustment to the value of the Notes.  As of May 31, 2009, and February 28, 2009, $1,656,500 and $1,656,500 of Notes have been issued with related discounts of $1,656,500 and $1,656,500, respectively.  The Notes have been accreted to their maturity value over the term of the Notes.  Accretion of discount on convertible debt amounted to $86,036 and $237,840 for the three months ended May 31, 2009 and 2008, respectively.

Accrued interest payable as of May 31, 2009 and February 28, 2009 was $316,140 and $275,969, respectively.  Accrued interest expense for the three months ended May 31, 2009 and 2008 was $40,586 and $41,214 respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the IPO which was expected to take place prior to April 15, 2009.  As of July 15, 2009, there have been no demands for repayment by the Note holders.

Effective April 15, 2009, the second tranche of the Notes in the amount of $656,500 were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.  As of July 15, 2009, there have been no demands for repayment by the Note holders.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 5 – CONVERTIBLE DEBT AND NOTE PAYABLE (CONT.)

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.  Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note is presently in default.  The amount drawn on the note at May 31, 2009 and February 28, 2009 was $49,828 and $49,828, respectively.  Interest accrued on the note was $2,852 and $2,437 as of May 31, 2009 and February 28, 2009, respectively.

NOTE 6 – INCOME TAXES

There is no provision for income taxes for the three months ended May 31, 2009 and 2008.  As of May 31, 2009 the Company has sufficient federal and state net operating loss carryforwards to offset the current interim period income.  As of May 31, 2008, there was no taxable income.  Also any deferred tax benefit or asset that would be considered, was offset by a valuation allowance as required by FASB Statement No. 109, Accounting for Income Taxes.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Dr. Robert R. Alfano
The Company had a consulting agreement (the “Agreement”) through March 2007 with Dr. Robert R. Alfano, a principal stockholder of the Company and prior Chairman of its Scientific Advisory Board.  Pursuant to the terms of the Agreement, Dr. Alfano was paid a consulting fee of not less than $150,000 per annum in exchange for services to be rendered for approximately fifty days per annum in connection with the company’s medical photonics business.  The Agreement further provided that Dr. Alfano was to be paid a bonus and fringe benefits in accordance with policies and formulas provided to key executives of the Company.  The agreement expired on March 5, 2007.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the three months ended May 31, 2009 and May 31, 2008.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three months ended May 31, 2009 and May 31, 2008.

Employment Agreements
Mr. Peter Katevatis, the Chief Executive Officer, Chairman and a stockholder of the Company, had an employment agreement.  The prior agreement was renewed on March 5, 2007 which increased his salary from $200,000 to $250,000 per year. The agreement also provided for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors.  The contract was due to expire on March 5, 2015.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 7– COMMITMENTS AND CONTINGENCIES (CONT.)

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split
The consolidated balance sheets, statements of changes in stockholders’ deficit, and related notes to consolidated financial statements have been adjusted to reflect a 10 for 1 reverse stock split that was effective May 18, 2009.

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

Common Stock Issued for Services
During May 2009, the company issued 3,333 restricted shares of its common stock with a value of $5,000 to a group of consultants in exchange for professional services, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance).

Common Stock Issued In Acquisition of SensiVida Medical Systems, Inc.
On March 3, 2009, the Company (formerly known as Mediscience Technology Corp.) and SensiVida Medical Systems, Inc. completed a merger of the two companies, with Mediscience changing its name to SensiVida Medical Technologies, Inc.  As consideration for the merger, the Company issued 3,333,333 shares of the Company’s common stock, par value $.01 per share to the three stockholders of SensiVida Medical Systems, Inc. as consideration for the transaction.  The transaction was recognized based on the fair market value of the shares issued (the closing weighted average price of the Company’s common stock for a period prior and after the merger date).

Common Stock Issued in Cancellation of Debt
In March 2009, the Company issued 1,172,510 shares of its common stock to Mr. Katevatis in settlement of all his accrued fees and salary to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONT.)

Preferred Stock Subscribed
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series B Preferred stock having a par value of $1.00 (the shares).  Each Series B Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 500,000 shares of common stock with an exercise price of $1.00.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of May 31, 2009 and May 31, 2008.

1999 Incentive Stock Option Plan
The Board of Directors previously adopted, subject to stockholder approval, a 1999 Incentive Stock Option Plan (the “Plan”) for officers and employees of the Company.  The stockholders subsequently approved the Plan on February 17, 2004.  Accordingly awards issued under the Plan prior to February 17, 2004 were deemed not to be granted until that date.  The aggregate number of shares that may be issued under the options shall not exceed 300,000.

Stock Options
Activity related to stock options during the three months ended May 31, 2009 is as follows:

		Exercise	Weighted
		Price	Avg. Exercise
	Shares	Range	Price

Outstanding, February 28, 2009	30,000	$10.00	$10.00
Granted	-
Forfeited	-
Outstanding, May 31, 2009	30,000	$10.00	$10.00

Stock Warrants
Stock warrant activity during the three months ended May 31, 2009 was as follows:

		Exercise	Weighted
	Shares	Price	Avg. Exercise
	Available	Range	Price
Outstanding, February 28, 2009	399,933	$1.00 - 30.00	$9.00
Granted	50,000	10.00
Exercised	-	-
Forfeited	-	-

Outstanding, May 31, 2009	449,933	$1.00 - $30.00	$9.11

In conjunction with the Series B Preferred Stock Subscription, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $10.00 per share.  The warrants have a five year term.

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONT.)

Anti-Dilution Rights
The Company and Mr. Peter Katevatis had an anti-dilution rights agreement which provided that Mr. Katevatis’ ownership interest would at all times represent 17% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Mr. Katevatis’ sole discretion.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares (post reversal stock split) of the Company’s common stock.

The Company and Dr. Robert Alfano had an anti-dilution rights agreement which provided that Dr. Alfano’s ownership interest would at all times represent 4% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Dr. Alfano’s sole discretion.  As of February 28, 2007, the Company was obligated to issue an additional 1,400 shares to Dr. Alfano in connection with the anti-dilution rights.   As a result of the completion of Dr. Alfano’s consulting agreement as of March 5, 2007, the anti-dilution rights terminated.  Subsequent to March 5, 2007, Dr. Alfano was issued 6,400 shares of the Company’s common stock in connection with the anti-dilution rights of which 5,000 shares were issued in error.  The Company has placed a stop order and requested the 5,000 shares be returned by Dr. Alfano for cancellation.

NOTE 9 - ACQUISITION OF SENSIVIDA SYSTEMS, INC.

On November 5, 2008, Mediscience Technology Corp., a New Jersey corporation (“Mediscience”) entered into an agreement and plan of reorganization (the “Merger Agreement”) with SensiVida Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Mediscience (“Merger Sub”), and SensiVida Medical Systems, Inc., a Delaware corporation (“SensiVida”), pursuant to which Merger Sub will be merged into SensiVida and thereafter SensiVida will be merged with and into Mediscience (the “Merger”).  As a condition precedent to completing the Merger, on January 29, 2009, BioScopix, Inc., a Delaware corporation and wholly-owned subsidiary of Mediscience, merged with and into Mediscience, with the surviving corporation changing its name to BioScopix, Inc. (such surviving corporation hereafter referred to as the “Company”).

On March 3, 2009, the Company and SensiVida completed the Merger and the Company changed its name to SensiVida Medical Technologies, Inc.  As consideration for the Merger, the Company issued 33,333,333 shares (pre-split) of the company’s common stock, par value $.01 per share (the “Common Stock”) to the three stockholders of SensiVida as consideration for the transaction.  In addition, the Company issued 11,725,100 (pre-split) shares of its Common Stock to Mr. Katevatis in settlement of all of his accrued claims and salary, to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

The merger will be accounted for under the acquisition method in accordance with SFAS 141(R), Business Combination.  The merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc. will enable the Company to focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.  The fair value of the consideration was approximately $2,809,000, the value of the 3,333,333 shares on March 3, 2009, plus, the assumption of various liabilities totaling approximately $58,000.  The Company has completed its valuation of the identifiable assets acquired and liabilities assumed at their acquisition date fair values as follows:

Cash	$558
Patents	2,808,564
Note Payable	(49,829)
Accrued Expenses	(2,437)
Officer Loan	(5,523)
Net Value of Common Stock Issued	$2,751,333

Index
SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 9 - ACQUISITION OF SENSIVIDA SYSTEMS, INC. (CONT.)

The Company had engaged the services of a valuation firm to estimate the value of SensiVida Medical Systems, Inc..  Their estimate of value approximated $3,800,000.  At this time the Company has temporarily elected not to adjust the non-financial assets acquired to fair value.

Index

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ending May 31, 2009 Compared to
Three Months Ending May 31, 2008

Revenues

We had no revenues during the three months ending May 31, 2009 and May 31, 2008.  Our primary focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology will also focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $52,000, or 21%, during the current three month period ended May 31, 2009 as compared to the three month period ended May 31, 2008.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $102,000 increased approximately $28,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  This increase was partially offset by the voluntary termination of Mr. Katevatis’ employment agreement.  In addition, professional fees increased approximately $97,000 during the current period, primarily to the increased professional activities associated with the merger and related matters.  As an offset to the increases, consulting costs decreased approximately $16,000, due to a decrease in amortization of deferred costs, plus there was a decrease in financial service (bridge fees and related costs) totaling $53,000.  In addition, all other general and administrative expenses decreased approximately $4,000.

Product Development Expense

Product development expense increased approximately $53,000, or 102%, during the current three month period ended May 31, 2009 when compared to the prior three month period ended May 31, 2008.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

Cancellation of Indebtedness

In March, 2009, Mr. Katevatis voluntarily terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 totaling $2,147,187 in exchange for 1,172,510 shares of the Company’s common stock.  The gain was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance) in comparison to the outstanding obligation resulting in a gain approximating $1,209,179.

In addition, the Company has written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of May 31, 2009 of approximately $3,939,000 compared to a deficiency of approximately $5,691,000 at February 28, 2009 representing a decrease in the deficiency of approximately $1,752,000 for the current three month period ended May 31, 2009.  The decrease in the deficiency consisted of a decrease of approximately $61,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $1,813,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  The current deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

Index

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management, such as:

➢	Determining accruals and contingencies;
➢	Valuing options and other equity instruments;
➢	Reviewing the realization/recoverability of deferred costs resulting from the issuance of common stock to acquire certain consulting services to be rendered in future periods.
➢	Deferred tax valuation allowance.
➢	Measurement of effects on business combinations.

The Company used what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates.  Actual results could differ from those estimates.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our board of directors carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities exchange Act of 1934, as amended (the Exchange Act”) under the supervision and with the participation of our management, including Kamal Sarbadhikari, Chief Executive Officer.  Based upon that evaluation, Mr. Kamal Sarbadhikari concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 9A of our Annual Report on Form 10-K for the period ended February 28, 2009.

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

Index

  PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 1A.     Risk Factors

Not Applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During May 2009, the company issued 3,333 restricted shares of its common stock with a value of $5,000 to a group of consultants in exchange for professional services, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of issuance).

Item 3.        Defaults Upon Senior Securities

Effective April 15, 2008, the first $1,000,000 tranche of the Company’s 12% convertible promissory notes (the “Notes”) were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.  The January 29, 2008 modification of the Notes provided two additional options to the Note holders as compensation for the delay of the secondary offering which is expected to take place prior to April 15, 2009.  As of July 15, 2009, there have been no demands for repayment by the Note holders.

Effective April 15, 2009, the second tranche of the Notes in the amount of $656,500 were also in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.  As of July 15, 2009, there have been no demands for repayment by the Note holders.

The Company acquired a $50,000 convertible subordinated note as part of its recent acquisition of SensiVida Medical Systems, Inc.  The note was in default upon acquisition and continues to remain in default.  The Company is currently in the process of negotiating a settlement.

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

Common Stock Issued In Acquisition of SensiVida Medical Systems, Inc.
On March 3, 2009, the Company (formerly known as Mediscience Technology Corp.) and SensiVida Medical Systems, Inc. completed a merger of the two companies, with Mediscience changing its name to SensiVida Medical Technologies, Inc.  As consideration for the merger, the Company issued 3,333,333 shares of the Company’s common stock, par value $.01 per share to the three stockholders of SensiVida Medical Systems, Inc. as consideration for the transaction.  The transaction was recognized based on the fair market value of the shares issued (the closing weighted average price of the Company’s common stock for a period prior and after the merger date).

Common Stock Issued in Cancellation of Debt
In March 2009, the Company issued 1,172,510 shares of its common stock to Mr. Katevatis in settlement of all his accrued fees and salary to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

Index

Preferred Stock Subscribed
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series B Preferred stock having a par value of $1.00 (the shares).  Each Series B Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 500,000 shares of common stock with an exercise price of $1.00.

Reverse Stock Split
In addition to the name change on March 19, 2009, the Company’s Board of Directors, the holders of a majority of the Company’s voting capital stock, approved an amendment to the Company’s Restated Certificate of Incorporation to provide for the reduction of the total number of authorized, issued and outstanding shares of the Company’s common stock, par value $.01 per share (“Common Stock”) and its preferred stock, par value $.01 per share (“Preferred Stock”), by exchanging each ten (10) shares of such authorized, issued and outstanding shares of Common Stock and Preferred Stock for one (1) share of Common Stock or Preferred Stock, respectively (such exchange, the “Reverse Split”).  The Reverse Split became effective on May 18, 2009.  All references to number of shares and per share amounts in the consolidated financial statements and notes have been adjusted to give retroactive effect to the reverse stock split.

Item 6.	Exhibits

	10.1	Notification that as of March 3, 2009, the Company and SensiVida completed the merger and the Company changed its name to SensiVida Medical Technologies, Inc.*

	10.2	Notification that the Company completed the merger and certain financial information has been presented and attached as Exhibits.*

	10.3	Agreement dated as of July 3, 2009 between the Company and Dr. John Condemi to engage in consultation on product development and clinical matters.*

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

	32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

July 20, 2009	By: /s/ Kamal Sarbadhikari
Kamal Sarbadhikari
Chief Executive Officer

July 20, 2009	/s/ Frank D. Benick
Frank D. Benick, CPA, CVA
Chief Financial Officer
Principal Financial and Accounting Officer

Index

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Notification that as of March 3, 2009, the Company and SensiVida completed the merger and the Company changed its name to SensiVida Medical Technologies, Inc.*

10.2	Notification that the Company completed the merger and certain financial information has been presented and attached as Exhibits.*

10.3	Agreement dated as of July 3, 2009 between the Company and Dr. John Condemi to engage in consultation on product development and clinical matters.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed