Form 10-Q
period 2009-08-31
SensiVida Medical Technologies, Inc.
filed 2009-10-20
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2009
or

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
Yes  [ X]      No [  ]

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
Yes [  ]                            No [X]

As of August 31, 2009, there were outstanding 15,850,612 shares of the registrant’s common stock, $.01 par value.

“THE REVIEW OF THE AUGUST 31, 2009 AND 2008 FINANCIAL STATEMENTS THAT ARE REQUIRED
FOR FILING THE COMPANY’S FORM 10-Q HAS NOT BEEN COMPLETED BY THE COMPANY’S
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS OF THE DATE OF THIS FILING”

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

INDEX

		PAGE
PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of August 31, 2009 (Unaudited) and February 28, 2009 (Audited)	1

	Consolidated Statement of Operations for the Six and Three Months Ended August 31, 2009 (Unaudited) and August 31, 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended August 31, 2009 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Six Months Ended August 31, 2009 (Unaudited) and August 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis	16-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART 11.	Other Information	19-20

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

	Signatures	21

	Exhibit Index	22

	Exhibits	23-25

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	August 31, 2009 (Unaudited)	February 28, 2009 (Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$4,662	$76,797
Prepaid Expenses and Other Current Assets	6,547	17,262
Total Current Assets	11,209	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization	2,714,945	-
Security Deposit	2,800	2,800
Deferred Costs	86,096	130,547
TOTAL ASSETS	$2,815,050	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$451,500	$1,570,464
Accounts Payable	235,425	73,895
Note Payable	49,830	-
Officer Loan	5,524	-
Accrued Liabilities	2,032,432	4,140,431
Total Current Liabilities	2,774,711	5,784,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares
Authorized; Issued and Outstanding -0- Shares August 31,
2009; -0- Shares February 28, 2009	-	-
Common Stock $.01 Par Value, Authorized 19,995,000
Shares; Issued and Outstanding Shares - 15,850,612 Shares
August 31, 2009; 7,123,241 Shares - February 28, 2009	158,505	71,232
Common and Preferred Stock Subscribed	280,000	150,000
Additonal Paid-in Capital	32,902,408	27,784,596
Accumulated Deficit	(33,300,574)	(33,563,212)
Total Stockholders' Deficit	40,339	(5,557,384)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,815,050	$227,406

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
(UNAUDITED

	SIX MONTHS		THREE MONTHS
	2009	2008	2009	2008
Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expense	647,281	436,451	345,905	186,767
Product Development Expense	166,525	89,757	62,421	38,300
Total Expenses	813,806	526,208	408,326	225,067
Other Income	56	3,252	2	1,573
Cancellation of Indebtedness	1,252,776	-	-	-
Interest Expense	(90,352)	(90,485)	(49,766)	(49,125)
Accretion of Interest on Convertible Debt	(86,036)	(382,906)	-	(145,066)
Total Other Income and (Expense)	1,076,444	(470,139)	(49,764)	(192,618)
Income (Loss) Before Taxes	262,638	(996,347)	(458,090)	(417,685)
Provision for Taxes on Income (Loss)	-	-	-	-
Net Income (Loss)	$262,638	$(996,347)	$(458,090)	$(417,685)
Basic and Diluted Income (Loss) Per Common Share	$0.023	$(0.148)	$(0.035)	$(0.062)
Weighted Average Common Shares Outstanding	11,594,336	6,725,099	13,059,314	6,725,099

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2009
(UNAUDITED)

						Common and
						Preferred
	Preferred Stock		Common Stock		Additional Paid-	Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit
BALANCE, FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$27,784,596	$150,000	$(33,563,212)
Common Stock Issued for Services	-	-	16,333	163	11,257	-	-
Receipt of Cash for Preferred Stock Subscribed	-	-	-	-	-	100,000	-
Common Stock Issued in Acquisition of SensiVida
Medical Systems, Inc.	-	-	3,333,333	33,333	2,717,999	-	-
Common Stock Issued in Cancellation of Debt	-	-	1,172,510	11,725	926,283	-	-
Receipt of Cash for Common Stock Subscribed	-	-	-	-	-	30,000	-
Cancellation of Fractional Shares as a Result of
Reverse Stock Split	-	-	(27)	-	-	-	-
Common Stock Issued for Future Services	-	-	50,000	500	49,500	-	-
Common Stock Issued in Conversion of Debt
and Accrued Interest	-	-	4,155,222	41,552	1,412,773	-	-
Net Income	-	-	-	-	-	-	262,638
BALANCE, AUGUST 31, 2009	-	$-	15,850,612	158,505	32,902,408	$280,000	$(33,300,574)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In
Operating Activities:
Net Income (Loss)	$262,638	$(996,347)
Accretion of Interest on Convertible Debt	86,036	382,906
(Gain) on Cancellation of Debt with Issuance of Common Stock	(1,209,179)	-
Common Stock Issued for Services	11,420	-
Depreciation and Amortization	93,619	259
Amortization of Prepaid Financing Charges	-	15,557
Amortization of Deferred Costs	94,451	103,232
Subtotal	(661,015)	(494,393)
Changes in Assets and Liabilities
Decrease in Prepaid Expense and Other
Current Assets	10,715	16,295
(Decrease) Increase in Accounts Payable	161,530	(85,560)
Increase in Accrued Liabilities	286,635	152,186
Net Cash Used for Operating Activities	(202,135)	(411,472)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common and Preferred Stock Subscribed	130,000	-
Proceeds from Issuance of Convertible Debt	-	538,500
Net Cash Provided by Financing Activities	130,000	538,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,135)	127,028
CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$4,662	$250,610

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and
Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$538,500
Common Stock Issued in Cancellation of Debt	$938,008	$-
Common Stock Issued in Conversion of Debt and Accrued Interest	$1,454,325	$-
Common Stock Issued for Future Services	$50,000	$-

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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

Equipment
Equipment is stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Depreciation expense was $-0- and $259 for the six months ended August 31, 2009 and 2008, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Intellectual Property
Intellectual Property is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $93,619 and $0 for the six months ended August 31, 2009 and 2008, respectively.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $166,524 and $89,757 for the six months ended August 31, 2009 and 2008, respectively.

Loss per Common Share
In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income or loss per share was computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the six months ended August 31, 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.  For the six months ended August 31, 2009 options and warrants were not included in the weighted average number of shares of common outstanding since their exercise price was in excess of the current market value of the common stock.

Accounting for Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the six months ended August 31, 2009 and 2008.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $30,000 and $25,000 for the six months ended August 31, 2009 and 2008, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.

As part of Mr. Katevatis’ prior employment agreement, the Company paid property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations were located in Mr. Katevatis’ home through November 2008.  Expenses recognized were $-0- and $15,980 for the six months ended August 31, 2009 and 2008, respectively, and are recorded in general and administrative expense.  In December 2008, the Company leased an office in Henrietta, New York.

See Note 7 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending
February 28, 2010	$54,178
February 28, 2011	27,500
February 28, 2012	4,418
$86,096

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2009	February 28, 2009
Legal and professional fees	$240,246	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	178,500	2,148,786
Accrued Interest	124,432	275,969
Other	92,235	92,235
Totals	$2,032,432	$4,140,431

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $40,000 and $46,901 as of August 31, 2009 and February 28, 2009, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of August 31, 2009 and February 28, 2009,

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at August 31, 2009 and February 28, 2009.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Mr. Katevatis of $-0- and $2,110,286 as of August 31, 2009 and February 28, 2009, respectively.

Mr. Katevatis and Dr. Robert Alfano have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis’, salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $0.25 per share.  The option is unlimited in duration.  If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock.  As of August 31, 2009, accrued consulting fees and expenses amounted to $1,489,254 for Dr. Alfano.

On March 23, 2009 Mr. Katevatis exercised his option to convert all outstanding salary and fees accrued through November 3, 2008 totaling $2,147,187, along with the termination of his employment agreement and anti-dilution rights in exchange for 1,172,510, shares of the Company’s common stock.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $16,000 and $6,000, as of August 31, 2009 and February 28, 2009, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued salaries and wages also include amounts due to Kamal Sarbadhikari, Chief Executive Officer, and Jose Mir, Chief Technical Officer of $56,250 and $6,250 each as of August 31, 2009 and February 28, 2009, respectively.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $50,000 and $20,000 as of August 31, 2009 and February 28, 2009, respectively.

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

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $86,036 and $382,906 for the six months ended August 31, 2009 and 2008, respectively.

Accrued interest payable as of August 31, 2009 and February 28, 2009 was $100,721 and $275,969, respectively.  Accrued interest expense for the six months ended August 31, 2009 and 2008 was $90,352 and $89,644 respectively.

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

On July 31, 2009, certain note holders converted the note and accrued interest thru July 31, 2009 into common stock of the Company at the net price of $.35 per share.  Principal of $1,205,000 and accrued interest of $249,326 were converted into 4,155,222 shares of the Company’s common stock.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 5 – CONVERTIBLE DEBT AND NOTE PAYABLE (CONT.)

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.  Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note is presently in default.  The amount drawn on the note at August 31, 2009 and February 28, 2009 was $49,828 and $49,828, respectively.  Interest accrued on the note was $3,355 and $2,888 as of August 31, 2009 and February 28, 2009, respectively.

NOTE 6 – INCOME TAXES

There is no provision for income taxes for the six months ended August 31, 2009 and 2008.  As of August 31, 2009 the Company has sufficient federal and state net operating loss carryforwards to offset the current interim period income.  As of August 31, 2008, there was no taxable income.  Also any deferred tax benefit or asset that would be considered, was offset by a valuation allowance as required by FASB Statement No. 109, Accounting for Income Taxes.

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the six months ended August 31, 2009 and August 31, 2008.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the six months ended August 31, 2009 and August 31, 2008.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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

On November 5, 2008, the Company entered into a three (3) year employment contract with Kamal Sarbadhikari as Chief Executive Officer and Jose Mir as Chief Technical Officer.  Mr. Sarbadhikari and Mr. Mir will each be paid a base salary of $150,000 per annum.

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

Common Stock Issued for Services
During May and July 2009, the company issued 16,333 restricted shares of its common stock with a value of $11,420 to a group of consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance).

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

Common Stock Issued for Future Services
During July 2009, the Company issued 50,000 restricted shares of its common stock with a value of $50,000 to a medical consultant in exchange for professional services, as per agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the company’s common stock of the date of the agreement).

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONT.)

Preferred Stock Subscribed
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series B Preferred stock having a par value of $1.00 (the shares).  Each Series B Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock with an exercise price of $10.00.

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of August 31, 2009, the shares have not yet been issued.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of August 31, 2009 and August 31, 2008.

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

Stock Options
Activity related to stock options during the six months ended August 31, 2009 is as follows:

		Exercise	Weighted
		Price	Avg. Exercise
	Shares	Range	Price

Outstanding, February 28, 2009	30,000	$10.00	$10.00
Granted	-
Forfeited	-
Outstanding, August 31, 2009	30,000	$10.00	$10.00

Stock Warrants
Stock warrant activity during the six months ended August 31, 2009 was as follows: [Missing Graphic Reference]

		Exercise	Weighted
	Shares	Price	Avg. Exercise
	Available	Range	Price
Outstanding, February 28, 2009	399,933	$1.00 - 30.00	$9.00
Granted	50,000	10.00
Exercised	-	-
Forfeited	-	-

Outstanding, August 31, 2009	449,933	$1.00 - $30.00	$9.11

In conjunction with the Series B Preferred Stock Subscription, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $10.00 per share.  The warrants have a five year term.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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

Cash	$558
Patents	2,808,564
Note Payable	(49,829)
Accrued Expenses	(2,437)
Officer Loan	(5,524)
Net Value of Common Stock Issued	$2,751,332

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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

Item 2.      Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Six Months Ending August 31, 2009 Compared to
Six Months Ending August 31, 2008

Revenues

We had no revenues during the six months ending August 31, 2009 and August 31, 2008.  Our focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology will primarily focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $211,000, or 48%, during the current six month period ended August 31, 2009 as compared to the six month period ended August 31, 2008.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $204,000 increased approximately $55,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  In addition, professional fees increased approximately $156,000 during the current period, primarily to the increased professional activities associated with the merger and related matters.  Also, adding to the increase in general and administrative expense was approximately $94,000 of amortization costs associated with the Company’s intellectual property.  As an offset to the increases, there was a decrease in financial service (bridge fees and related costs) totaling approximately $77,000.  In addition, all other general and administrative expenses decreased approximately $17,000.

Product Development Expense

Product development expense increased approximately $77,000, or 85%, during the current six month period ended August 31, 2009 when compared to the prior six month period ended August 31, 2008.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

Cancellation of Indebtedness

In March, 2009, Mr. Katevatis voluntarily terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert all outstanding salary and fees accrued thru November 2008 totaling $2,147,187 in exchange for 1,172,510 shares of the Company’s common stock.  The gain was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance) in comparison to the outstanding obligation resulting in a gain approximating $1,209,179.

In addition, the Company has written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of August 31, 2009 of approximately $2,764,000 compared to a deficiency of approximately $5,691,000 at February 28, 2009 representing a decrease in the deficiency of approximately $2,927,000 for the current six month period ended August 31, 2009.  The decrease in the deficiency consisted of a decrease of approximately $83,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $3,010,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  In addition, certain note holders converted $1,205,000 of note principal and $249,326 of accrued interest into common stock of the Company.  The current deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

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

None

Item 1A.     Risk Factors

Not Applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During July 2009, the company issued 13,000 restricted shares of its common stock with a value of $9,420 to two consultants in exchange for professional services, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of issuance).

Common Stock Issued for Future Services

During July 2009, the Company issued 50,000 restricted shares of its common stock with a value of $50,000 to a medical consultant in exchange for professional services, as per agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the company’s common stock of the date of the agreement).

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

On July 31, 2009, certain note holders converted the note and accrued interest thru July 31, 2009 into common stock of the company at the net price of $.35 per share.  Principal of $1,205,000 and accrued interest of $249,326 were converted into 4,155,222 shares of the Company’s common stock.

The Company acquired a $50,000 convertible subordinated note as part of its recent acquisition of SensiVida Medical Systems, Inc.  The note was in default upon acquisition and continues to remain in default.  The Company is currently in the process of negotiating a settlement.

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

Common Stock Subscribed

In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of August 31, 2009, the shares have not yet been issued.

Item 6.	Exhibits

	10.1	Notification that as of October 12, 2009, Peter Katevatis tendered his letter of resignation as a Director.*

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

	32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

October 20, 2009	By:	/s/ Kamal Sarbadhikari
Kamal Sarbadhikari
Chief Executive Officer

October 20, 2009	By:	/s/ Frank D. Benick
Frank D. Benick, CPA, CVA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Notification that as of October 12, 2009, Peter Katevatis tendered his letter of resignation as a Director.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed