Form 10-Q
period 2009-11-30
SensiVida Medical Technologies, Inc.
filed 2010-01-19
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2009
or

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-07405

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES.
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
Yes [  ]      No [X]

As of November 30, 2009, there were outstanding 15,865,612 shares of the registrant’s common stock, $.01 par value.

“THE REVIEW OF THE NOVEMBER 30, 2009 AND 2008 FINANCIAL STATEMENTS THAT ARE REQUIRED
FOR FILING THE COMPANY’S FORM 10-Q HAS NOT BEEN COMPLETED BY THE COMPANY’S
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS OF THE DATE OF THIS FILING”

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

INDEX
		PAGE
PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of November 30, 2009 (Unaudited) and February 28, 2009 (Audited)	1

	Consolidated Statement of Operations for the Nine and Three Months Ended November 30, 2009 (Unaudited) and November 30, 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended November 30, 2009 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Nine Months Ended November 30, 2009 (Unaudited) and November 30, 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis	16-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART 11.	Other Information	19

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	20

	Signatures	21

	Exhibit Index	22

	Exhibits	23-25

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	November 30, 2009 (Unaudited)	February 29, 2008 (Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$42,427	$76,797
Prepaid Expenses and Other Current Assets	1,190	17,262
Total Current Assets	43,617	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation of $207,322	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $140,428	2,668,136	-
Security Deposit	2,800	2,800
Deferred Costs	47,227	130,547

TOTAL ASSETS	$2,761,780	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$512,300	$1,570,464
Accounts Payable	271,932	73,895
Note Payable	49,830	-
Officer Loan	5,524	-
Loan Payable	50,000	-
Accrued Liabilities	2,187,333	4,140,431
Total Current Liabilities	3,076,919	5,784,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares
Authorized; Issued and Outstanding -0- Shares November 30,
2009; -0- Shares February 28, 2009	-	-
Common Stock $.01Par Value, Authorized 19,995,000
Shares; Issued and Outstanding Shares - 15,865,612 Shares
November 30, 2009; 7,123,241 Shares - February 28, 2009	158,655	71,232
Common and Preferred Stock Subscribed	280,000	150,000
Additonal Paid-in Capital	32,911,858	27,784,596
Accumulated Deficit	(33,665,652)	(33,563,212)
Total Stockholders' Deficit	(315,139)	(5,557,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,761,780	$227,406

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(UNAUDITED)

	NINE MONTHS		THREE MONTHS
	2009	2008	2009	2008
Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expense	896,916	870,700	249,635	434,249
Product Development Expense	243,085	136,999	76,560	47,242
Total Expenses	1,140,001	1,007,699	326,195	481,491
Interest Income	74	4,203	18	951
Cancellation of Indebtedness	1,252,776	-	-	-
Interest Expense	(129,253)	(141,058)	(38,901)	(50,573)
Accretion of Interest on Convertible Debt	(86,036)	(553,105)	-	(170,199)
Total Other Income and Expense	1,037,561	(689,960)	(38,883)	(219,821)
Net Loss	$(102,440)	$(1,697,659)	$(365,078)	$(701,312)
Basic and Diluted Loss Per Common Share	$(0.008)	$(0.025)	$(0.023)	$(0.010)
Weighted Average Common Shares
Outstanding	13,014,811	6,766,004	15,855,612	6,847,813

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009
(UNAUDITED)

						Common and
	Preferred Stock		Common Stock			Preferred
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Stock Subscribed	Accumulated Deficit
BALANCE, FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$27,784,596	$150,000	$(33,563,212)
Common Stock Issued for Services	-	-	31,333	313	20,707	-	-
Receipt of Cash for Preferred Stock Subscribed	-	-	-	-	-	100,000	-
Common Stock Issued in Acquisition of SensiVida
Medical Systems, Inc.	-	-	3,333,333	33,333	2,717,999	-	-
Common Stock Issued in Cancellation of Debt	-	-	1,172,510	11,725	926,283	-	-
Receipt of Cash for Common Stock Subscribed	-	-	-	-	-	30,000	-
Cancellation of Fractional Shares as a Result of
Reverse Stock Split	-	-	(27)	-	-	-	-
Common Stock Issued for Future Services	-	-	50,000	500	49,500	-	-
Common Stock Issued in Conversion of Debt
and Accrued Interest	-	-	4,155,222	41,552	1,412,773	-	-
Net (Loss)	-	-	-	-	-	-	(102,440)
BALANCE, NOVEMBER 30, 2009	-	$-	15,865,612	$158,655	$32,911,858	$280,000	$(33,665,652)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In
Operating Activities:
Net (Loss)	$(102,440)	$(1,697,659)
Accretion of Interest on Convertible Debt	86,036	553,105
(Gain) on Cancellation of Debt with Issuance of Common Stock	(1,209,179)	-
Common Stock Issued for Services	21,020	220,256
Depreciation and Amortization	140,428	345
Amortization of Deferred Costs	133,320	140,937
Subtotal	(930,815)	(783,016)
Changes in Assets and Liabilities
Decrease in Prepaid Expense and Other Current Assets	16,072	37,209
Increase in Loan Payable	50,000	-
(Decrease) Increase in Accounts Payable	198,037	(56,581)
Increase in Accrued Liabilities	441,536	253,812
Net Cash Used for Operating Activities	(225,170)	(548,576)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Common and Preferred Stock Subscribed	130,000	-
Proceeds from Issuance of Convertible Debt	60,800	538,500
Net Cash Provided by Financing Activities	190,800	538,500
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,370)	(10,076)
CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$42,427	$113,506
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and
Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$538,500
Common Stock Issued in Cancellation of Debt	$938,008	$-
Common Stock Issued in Conversion of Debt and Accrued Interest	$1,454,325	$-
Common Stock Issued for Future Services	$50,000	$-
Common Stock Issued for Anti-Dilution Rights	$-	$5,349

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

Equipment
Equipment is stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Depreciation expense was $-0- and $345 for the nine months ended November 30, 2009 and 2008, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Intellectual Property
Intellectual Property is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $140,428 and $0 for the nine months ended November 30, 2009 and 2008, respectively.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $166,524 and $89,757 for the nine months ended November 30, 2009 and 2008, respectively.

Loss per Common Share
In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income or loss per share was computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the nine months ended November 30, 2009, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

Accounting for Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the nine months ended November 30, 2009 and 2008.

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
NOVEMBER 30, 2009

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $45,000 and $38,139 for the nine months ended November 30, 2009 and 2008, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.

As part of Mr. Katevatis’ prior employment agreement, the Company paid property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations were located in Mr. Katevatis’ home through November 2008.  Expenses recognized were $-0- and $17,294 for the nine months ended November 30, 2009 and 2008, respectively, and are recorded in general and administrative expense.  In December 2008, the Company leased an office in Henrietta, New York.

See Note 7 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending
February 28, 2010	$13,750
February 28, 2011	25,000
February 28, 2012	8,477
$47,227

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 30, 2009	February 28, 2009
Legal and professional fees	$264,246	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	275,500	2,148,786
Accrued Interest	158,333	275,969
Other	92,235	92,235
Totals	$2,187,333	$4,140,431

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $55,000 and $46,901 as of November 30, 2009 and February 28, 2009, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of November 30, 2009 and February 28, 2009,

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at November 30, 2009 and February 28, 2009.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Mr. Katevatis of $-0- and $2,110,286 as of November 30, 2009 and February 28, 2009, respectively.

Mr. Katevatis and Dr. Robert Alfano have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis’, salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $0.25 per share.  The option is unlimited in duration.  If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock.  As of November 30, 2009, accrued consulting fees and expenses amounted to $1,489,254 for Dr. Alfano.

On March 23, 2009 Mr. Katevatis exercised his option to convert all outstanding salary and fees accrued through November 3, 2008 totaling $2,147,187, along with the termination of his employment agreement and anti-dilution rights in exchange for 1,172,510, shares of the Company’s common stock.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $23,000 and $6,000, as of November 30, 2009 and February 28, 2009, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued salaries and wages also include amounts due to Kamal Sarbadhikari, former Chief Executive Officer, and Jose Mir, Chief Technical Officer of $93,750 and $6,250 each as of November 30, 2009 and February 28, 2009, respectively.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $65,000 and $20,000 as of November 30, 2009 and February 28, 2009, respectively.

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

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $86,036 and $382,906 for the nine months ended November 30, 2009 and 2008, respectively.

Accrued interest payable as of November 30, 2009 and February 28, 2009 was $127,955 and $275,969, respectively.  Accrued interest expense for the nine months ended November 30, 2009 and 2008 was $114,642 and $141,058 respectively.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 5 – CONVERTIBLE DEBT AND NOTE PAYABLE (CONT.)

Loan Payable

On September 1, 2009, the Company borrowed $50,000 from a shareholder.  The loan calls for interest at 12%.  The principal and accrued interest is convertible into the company’s common stock at $.66 per share after six months at the discretion of the note holder.  Proceeds of the loan are to be used for the company’s patient allergy clinical trial and related clinical expenses.

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.  Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition and was amended as of December 1, 2009.  Commencing January 1, 2010, interest will accrue on the balance at a rate of 8% compounded annually.  The note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at November 30, 2009 and February 28, 2009 was $49,828 and $49,828, respectively.  Interest accrued on the note was $3,455 and $2,888 as of November 30, 2009 and February 28, 2009, respectively.

NOTE 6 – INCOME TAXES

There is no provision for income taxes for the nine months ended November 30, 2009 and 2008.  As of November 30, 2009 the Company has sufficient federal and state net operating loss carryforwards to offset the current interim period income.  Also any deferred tax benefit or asset that would be considered was offset by a valuation allowance as required by FASB Statement No. 109, Accounting for Income Taxes.

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the nine months ended November 30, 2009 and 2008.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the nine months ended November 30, 2009 and November 30, 2008.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 7– COMMITMENTS AND CONTINGENCIES (CONT.)

Employment Agreements
Mr. Peter Katevatis, a former Chief Executive Officer and Chairman and a stockholder of the Company, had an employment agreement.  The prior agreement was renewed on March 5, 2007 which increased his salary from $200,000 to $250,000 per year. The agreement also provided for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors.  The contract was due to expire on March 5, 2015.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.

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

On November 5, 2008, the Company entered into a three (3) year employment contract with Kamal Sarbadhikari as Chief Executive Officer and Jose Mir as Chief Technical Officer.  Mr. Sarbadhikari and Mr. Mir will each be paid a base salary of $150,000 per annum.  On November 2, 2009, Mr. Kamal Sarbadhikari resigned for health reasons effective December 31, 2009.  Jose Mir has been appointed interim President effective December 31, 2009.

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

Common Stock Issued for Services
During 2009, the company issued 31,333 restricted shares of its common stock with a value of $21,020 to a group of consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance).

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONT.)

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

Preferred Stock Subscribed
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 250,000 of Series A Preferred stock having a par value of $1.00 (the shares).  Each Series A Preferred share is convertible into 15 shares of common stock for a total of 3,750,000 shares (pre-reverse split) of common stock together with warrants to purchase up to 500,000 shares (pre-reverse split) of common stock with an exercise price of $.10. In the event the Company, at any time while Series A Preferred shares are still outstanding, issues or grants any right to re-price, common stock or any type of securities at a price below the conversion price, the investor shall be extended full-ratchet and anti-dilution protection of the Series A shares and warrants (reduction in price and proportional increase in number of shares).

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of November 30, 2009, the shares have not yet been issued.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of November 30, 2009 and November 30, 2008.

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

Stock Options
Activity related to stock options during the nine months ended November 30, 2009 is as follows:

Weighted
		Exercise	Average
	Shares	Price Range	Exercise Price
Outstanding, February 28, 2009	300,000	$10.00	$10.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, August 31, 2009	300,000	$10.00	$10.00

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONT.)

Stock Warrants
Stock warrant activity during the nine months ended November 30, 2009 was as follows:

			Weighted
	Shares	Exercise	Average
	Available	Price Range	Exercise Price
Outstanding, February 28, 2009	399,933	$1.00 - $ 30.00	$8.01
Granted	127,500	$.10 - $1.00
Exercised	-	-
Forfeited	-	-
Outstanding, November 30, 2009	527,433	$1.00 - $ 30.00	$6.92

In conjunction with the Series A Preferred Stock Subscription, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.  The warrants have a five year term.

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

The Company and Dr. Robert Alfano had an anti-dilution rights agreement which provided that Dr. Alfano’s ownership interest would at all times represent 4% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Dr. Alfano’s sole discretion.  As of February 28, 2007, the Company was obligated to issue an additional 1,400 shares to Dr. Alfano in connection with the anti-dilution rights.   As a result of the completion of Dr. Alfano’s consulting agreement as of March 5, 2007, the anti-dilution rights terminated.  Subsequent to March 5, 2007, Dr. Alfano was issued 6,400 shares of the Company’s common stock in connection with the anti-dilution rights of which 5,000 shares were issued in error.  The Company has placed a stop order and requested the 5,000 shares be returned by Dr. Alfano for cancellation.  Dr. Alfano’s anti-dilution rights are currently in the process of litigation along with amounts owed to him for consulting and related expenses.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 9 - ACQUISITION OF SENSIVIDA SYSTEMS, INC. (CONT.)

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

Item 2.                      Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Nine Months Ending November 30, 2009 Compared to
Nine Months Ending November 30, 2008

Revenues

We had no revenues during the nine months ending November 30, 2009 and November 30, 2008.  Our focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology will primarily focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $26,000, or 3%, during the current nine month period ended November 30, 2009 as compared to the nine month period ended November 30, 2008.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $306,000 increased approximately $82,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  In addition, professional fees increased approximately $88,000 during the current period, primarily due to the increased professional activities associated with the merger and related matters.  Also, adding to the increase in general and administrative expense was approximately $140,000 of amortization costs associated with the Company’s intellectual property.  In addition, all other general and administrative expenses increased approximately $5,000.  As an offset to the increases, there was a decrease in financial service (bridge fees and related costs) totaling approximately $289,000

Product Development Expense

Product development expense increased approximately $106,000, or 77%, during the current nine month period ended November 30, 2009 when compared to the prior nine month period ended November 30, 2008.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

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

In addition, the Company has written off certain accrued consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of November 30, 2009 of approximately $3,033,000 compared to a deficiency of approximately $5,691,000 at February 28, 2009 representing a decrease in the deficiency of approximately $2,658,000 for the current nine month period ended November 30, 2009.  The decrease in the deficiency consisted of a decrease of approximately $50,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $2,708,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  In addition, certain note holders converted $1,205,000 of note principal and $249,326 of accrued interest into common stock of the Company.  The current deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our board of directors carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities exchange Act of 1934, as amended (the Exchange Act”) under the supervision and with the participation of our management, including Kamal Sarbadhikari, former Chief Executive Officer.  Based upon that evaluation, Mr. Kamal Sarbadhikari concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 9A of our Annual Report on Form 10-K for the period ended February 28, 2009.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

In October 2009, a civil action was entered against the company by Dr. Robert Alfano.  The litigation centers around payment for accrued consulting fees and expenses totaling approximately $1,490,000.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and the transfer of his former Mediscience Technology Corp. stock into SensiVida Medical Technologies, Inc. stock.  The company filed a response to his action.  The matter is pending.

Item 1A.     Risk Factors

Not Applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During November 2009, the company issued 15,000 restricted shares of its common stock with a value of $9,600 to a consultant in exchange for professional services as per an agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of issuance).

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

The Company acquired a $50,000 convertible subordinated note as part of its recent acquisition of SensiVida Medical Systems, Inc.  The note was in default upon acquisition and was amended as of December 1, 2009, commencing January 1, 2010.  Interest will accrue on the balance as a rate of 8% compounded annually.  The note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

None

Item 6.              Exhibits

10.1*	Notification that as of October 12, 2009, Peter Katevatis tendered his letter of resignation as a Director.

10.2*
Notification that as of November 2, 2009, Kamal Sarbadhikari tendered his letter of resignation as President and Director because of health reasons.  Jose Mir, Chief Technology Officer and Director was appointed interim President effective December 31, 2009.

31.1	Certification of the Chairman of the Board required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chairman of the Board and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

January 19, 2010	By: /s/ David R. Smith
David R. Smith
Chairman of the Board

January 19, 2010	By: /s/ Frank D. Benick
Frank D. Benick, CPA, CVA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1*	Notification that as of October 12, 2009, Peter Katevatis tendered his letter of resignation as a Director.

10.2*
Notification that as of November 2, 2009, Kamal Sarbadhikari tendered his letter of resignation as President and Director because of health reasons.  Jose Mir, Chief Technology Officer and Director was appointed interim President effective December 31, 2009.

31.1	Certification of the Chairman of the Board required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chairman of the Board and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed