Form 10-Q/A
period 2009-05-31
SensiVida Medical Technologies, Inc.
filed 2010-06-16
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
Amendment No. 1

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
Yes  ☐      No ☒

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

Explanatory Note

On July 20, 2009, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida”) filed a quarterly report on Form 10-Q without having its financial statements reviewed by its independent public accounting firm as required by Regulation S-X of the SEC rules. This Amendment No. 1 on Form 10-Q/A amends and restates the prior Form 10-Q with certain modifications as a result of having the financial statements in this quarterly report reviewed by our independent public accounting firm.

Item 1. Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of May 31, 2009 (Unaudited) and February 28, 2009 (Audited)	1

	Consolidated Statement of Operations for the Three Months Ended May 31, 2009 (Unaudited) and May 31, 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended May 31, 2009 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Three Months Ended May 31, 2009 (Unaudited) and May 31, 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis	17-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART 11.	Other Information	20-21

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

	Signatures	22

	Exhibit Index	23

	Exhibits	24-26

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31, 2009 (Unaudited)	February 28, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$20,757	$76,797
Prepaid Expenses and Other Current Assets	11,905	17,262
Total Current Assets	32,662	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $46,809 and $-0-	2,761,754	-
Security Deposit	2,800	2,800
Deferred Costs	85,342	130,547

TOTAL ASSETS	$2,882,558	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$1,656,500	$1,570,464
Accounts Payable	193,755	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Accrued Liabilities	2,093,421	4,140,431
Preferred Stock Subscribed	250,000	150,000
Total Current Liabilities	4,249,028	5,934,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares Authorized; Issued and Outstanding -0- Shares May 31, 2009; -0- Shares February 28, 2009	-	-
Common Stock $.01 Par Value, Authorized 19,995,000 Shares; Issued and Outstanding Shares - 11,632,417 Shares May 31, 2009; 7,123,241 Shares - February 28, 2009	116,323	71,232
Additonal Paid-in Capital	32,640,690	27,784,596
Accumulated Deficit	(34,123,483)	(33,563,212)
Total Stockholders' Deficit	(1,366,470)	(5,707,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,882,558	$227,406

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS
	2009	2008

Net Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
General and Administrative Expense	358,308	249,683
Product Development Expense	109,064	51,457
Total Expenses	467,372	301,140
Other Income	54	1,684
Cancellation of Indebtedness	43,597	-
Interest Expense	(50,514)	(41,360)
Accretion of Interest on Convertible Debt	(86,036)	(237,840)
Total Other Income and Expense	(92,899)	(277,516)
Loss Before Taxes	(560,271)	(578,656)
Provision for Taxes	-	-
Net Loss	$(560,271)	$(578,656)
Basic and Diluted Loss Per Common Share	$(0.050)	$(0.086)
Weighted Average Common Shares Outstanding	11,124,117	6,725,099

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MAY 31, 2009
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit

BALANCE, FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$27,784,596	$(33,563,212)
Common Stock Issued for Services	-	-	3,333	33	2,633	-
Common Stock Issued in Acquisition of SensiVida Medical Systems, Inc.	-	-	3,333,333	33,333	2,717,999	-
Common Stock Issued in Cancellation of Shareholder Debt	-	-	1,172,510	11,725	2,135,462	-
Net Loss	-	-	-	-	-	(560,271)
BALANCE, MAY 31, 2009	-	$-	11,632,417	$116,323	$32,640,690	$(34,123,483)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Net Loss	$(560,271)	$(578,656)
Accretion of Interest on Convertible Debt	86,036	237,840
Common Stock Issued for Services	2,666	-
Depreciation and Amortization	46,809	86
Amortization of Deferred Costs	45,205	58,028
Subtotal	(379,555)	(282,702)
Changes in Assets and Liabilities, Net of Acquisition
Decrease in Prepaid Expense and Other Current Assets	5,357	20,914
Increase (Decrease) in Accounts Payable and Other Payables	119,860	(60,646)
Increase in Accrued Liabilities	98,298	69,215
Net Cash Used for Operating Activities	(156,040)	(253,219)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock Subscribed	100,000	-
Proceeds from Issuance of Convertible Debt	-	438,500
Net Cash Provided by Financing Activities	100,000	438,500
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,040)	185,281
CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$20,757	$308,863
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$438,500
Common Stock Issued in Cancellation of Shareholder Debt	$2,147,187	$-

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

The Company has operated in one business segment and continues to be engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc. (Note 10), the Company’s technology will also focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

The consolidated financial statements as of and for the three month periods ended May 31, 2009 and 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-KSB for the fiscal years ended February 29, 2009.  The interim operating results for the three months ended May 31, 2009 may not necessarily be indicative of the operating results expected for the full year.

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

Intellectual Property
Intellectual property is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $46,809 and $-0- for the three months ended May 31, 2009 and 2008, respectively.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $109,064 and $51,457 for the three months ended May 31, 2009 and 2008, respectively.

Loss per Common Share
In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income or loss per share was computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the quarter ended May 31, 2009 and 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

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

Reclassifications
The February 28, 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore the Company has adopted on March 1, 2008, the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.  The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on March 1, 2009.  The adoption of this statement did not have a material impact on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.   FSP No. 142-3 is not currently applicable to the Company.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”).  FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP 14-1 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The standard is not currently applicable to the Company.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods.  FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased.  FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities.  FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for the interim or annual financial periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued.  SFAS No. 165 will be adopted for its interim period ending August 31, 2009.

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

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending

February 28, 2010	$85,342

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2009	February 28, 2009
Legal and professional fees	$186,247	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	84,000	2,148,786
Accrued Interest	326,068	275,969
Other	100,087	92,235
Totals	$2,093,421	$4,140,431

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Mr. Katevatis and Dr. Robert Alfano have agreed to forebear any and all collection action for accrued fees and, in the case of Mr. Katevatis, his salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $2.50 per share.  The option is unlimited in duration.  If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock.  As of May 31, 2009, accrued consulting fees and expenses amounted to $1,489,254 for Dr. Alfano.

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

Accrued interest payable as of May 31, 2009 and February 28, 2009 was $326,068 and $275,969, respectively.  Interest expense for the three months ended May 31, 2009 and 2008 was $50,514 and $41,214 respectively.

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

On July 31, 2009, certain note holders converted the note and accrued interest thru July 31, 2009 into common stock of the Company at the net price of $.35 per share which represents 50% of the opening market value of the stock on this date.  Principal of $1,205,000 and accrued interest of $249,326 were converted into 4,155,222 shares of the Company’s common stock.

As of May 19, 2010, one convertible note holder demanded repayment of principal of $50,000 with a subsequent demand for accrued interest approximating $17,588.  As of June 1, 2010, both principal and interest had been satisfied.  The remaining notes are in default.

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.  Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida. This note was assumed in the acquisition of SensiVida Medical Systems, Inc. (Note 10).  The note is presently in default.  The amount drawn on the note at May 31, 2009 and February 28, 2009 was $49,828 and $-0-, respectively.  Interest accrued on the note was $2,852 and $-0- as of May 31, 2009 and February 28, 2009, respectively.

NOTE 6 - PREFERRED STOCK SUBSCRIBED

During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series B Preferred stock having a par value of $100 (the shares).  Each Series B Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock with an exercise price of $1.00.  Because the Company did not have the required authorized Preferred Stock to execute this transaction, the Company has recorded the advances as a liability.

On April 13, 2010, the Company and a current preferred stock subscriber mutually agreed to revised terms on a prior $250,000 unissued preferred stock subscription agreement.  The new terms call for a “ratcheted” conversion to common stock, at a price of $0.35 from $0.66.  In addition, accrued interest of $34,849 as of May 1, 2010, on the $250,000 subscription, the subscription, plus a 10% premium of $28,485 on the principal and accrued interest all totaling $313,334, are available at the option of subscriber to roll over the total into the Company’s current Series A subscription agreement.  Also the $50,000 loan (see Note 5) plus accrued interest of $3,929 as of May 1, 2010 for a total of $53,929, can also be rolled over into the current Series A subscription agreement at the option of the subscriber.  In addition, warrants to purchase 50,000 shares of common stock have been “ratcheted” downward from $0.66666 to $0.35, resulting in a proportional increase in the warrants to purchase 95,237 common shares.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 7 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended May 31, 2009 and 2008 because the Company has determined that the realization of the net deferred tax asset is not assured.  The company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended May 31, 2009 and there was no accrual for uncertain tax positions as of May 31, 2009.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

Common Stock Issued for Services
During May 2009, the company issued 3,333 restricted shares of its common stock with a value of $2,666 to a group of consultants in exchange for professional services, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of agreement).

Common Stock Issued In Acquisition of SensiVida Medical Systems, Inc.
On March 3, 2009, the Company (formerly known as Mediscience Technology Corp.) and SensiVida Medical Systems, Inc. completed a merger of the two companies, with Mediscience changing its name to SensiVida Medical Technologies, Inc.  As consideration for the merger, the Company issued 3,333,333 shares of the Company’s common stock, valued at $2,751,000 to the three stockholders of SensiVida Medical Systems, Inc. as consideration for the transaction.

Common Stock Issued in Cancellation of Shareholder Debt
In March 2009, the Company issued 1,172,510 shares of its common stock to Mr. Katevatis in settlement of all his accrued fees and salary to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

Stock Options
Activity related to stock options during the three months ended May 31, 2009 is as follows:

		Exercise	Weighted
		Price	Avg. Exercise
	Shares	Range	Price

Outstanding, February 28, 2009	30,000	$10.00	$10.00
Granted	-
Forfeited	-
Outstanding, May 31, 2009	30,000	$10.00	$10.00

Stock Warrants
Stock warrant activity during the three months ended May 31, 2009 was as follows:

		Exercise	Weighted
	Shares	Price	Avg. Exercise
	Available	Range	Price
Outstanding, February 28, 2009	399,933	$1.00 - 30.00	$9.00
Granted	50,000	1.00
Exercised	-	-
Forfeited	-	-
Outstanding, May 31, 2009	449,933	$1.00 - $30.00	$9.11

In conjunction with the Preferred Stock Subscription, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.  The warrants have a five year term.

Anti-Dilution Rights
The Company and Mr. Peter Katevatis had an anti-dilution rights agreement which provided that Mr. Katevatis’ ownership interest would at all times represent 17% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Mr. Katevatis’ sole discretion.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and on March 23, 2009, exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares (post reversal stock split) of the Company’s common stock.

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
MAY 31, 2009

NOTE 10 - ACQUISITION OF SENSIVIDA MEDICAL SYSTEMS, INC.

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

On March 3, 2009, the Company and SensiVida completed the Merger and the Company changed its name to SensiVida Medical Technologies, Inc.  As consideration for the Merger, the Company issued 3,333,333 shares of the company’s common stock, par value $.01 per share (the “Common Stock”) to the three stockholders of SensiVida as consideration for the transaction.  In addition, the Company issued 1,172,510 shares of its Common Stock to Mr. Katevatis in settlement of all of his accrued claims and salary, to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

The merger will be accounted for under the acquisition method in accordance with SFAS 141(R), Business Combination.  The merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc. will enable the Company to focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.  The fair value of the consideration was approximately $2,751,000, the value of the 3,333,333 shares on March 3, 2009, which includes the assumption of various liabilities totaling approximately $58,000.  The Company has completed its valuation of the identifiable assets acquired and liabilities assumed at their acquisition date fair values as follows:

Cash	$558
Technology with Patents Pending Approval	2,808,563
Note Payable	(49,828)
Accrued Expenses	(2,437)
Officer Loan	(5,524)
$2,751,332

The Company engaged the services of a valuation firm to estimate the fair value of SensiVida Medical Systems, Inc.  Based on the valuation report, the acquisition date fair values of the assets acquired and the liabilities assumed ranged from $591,000 to $7,740,000.  Due to the wide range in valuation amounts and uncertainty of realizing the probabilities employed in the valuation, the Company has used the fair value of the common stock issued, $2,751,000, as it approximates the fair value of the assets acquired and liabilities assumed.

The operating results of the acquired company have been included in the consolidated financials statements from the date of acquisition, effective as of March 1, 2009 for accounting purposes.  The following table provides the unaudited proforma results of operations as if the acquisition had occurred as of March 1, 2008:

Net Sales	$-0-
Net Loss	$(579,312)
Basic and Diluted Lose Per Common Share	$(0.086)

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 11 - SUBSEQUENT EVENTS

Amendment of Certificate of Incorporation
On March 1, 2010, the Board of Directors approved and on March 1, 2010, the holders of a majority of the voting capital stock approved an amendment to restate the Certificate of Incorporation to provide for the increase in the total number of authorized shares of the Company’s common and preferred stock.

The aggregate number of shares which the Company shall have authority to issue is 100,000,000, 89,000,000 of which shall be common stock, $.01 par value per share and 11,000,000 of which shall be preferred stock, $.01 par value per share.  10,000,000 shares of preferred stock are designated Series A, convertible preferred stock and 1,000,000 shares of preferred stock shall have all preferences and characteristics to be determined by the Company’s Board of Directors on a case-by-case basis, prior to issuance.

The Series A Preferred stock shall have the following relative rights, preferences and limitations:

a).      The Series A Preferred stock shall bear interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the holder of the Series A Preferred stock elects to convert the Series A Preferred stock.

b).      The holders of the Series A Preferred stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, dividends, whether in cash or stock, in preference to the holders of common stock.

c).      The holders of the Series A Preferred stock shall be entitled to a preference over holders of common stock with regard to distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary.

d).      The shares of Series A Preferred stock shall not entitle the holder thereof to have any right to vote or to receive any notice of any meeting of the holders of the Company’s stock or to exercise any voting power.

e).      The Series A Preferred stock  may, at any time for a period of three years from the date of its issuance, at the option of the holders thereof, be converted into common stock at a price of $0.35 per share (as adjusted for subsequent stock dividends, stock splits, combinations, recapitalizations or the like).

Series A Convertible Preferred Stock Offering
Subsequent to the Company’s February 28, 2010 fiscal year end, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is also at $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded $1,000,000.

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

General and Administrative Expense

General and administrative expenses increased approximately $109,000, or 43%, during the current three month period ended May 31, 2009 as compared to the three month period ended May 31, 2008.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $102,000 increased approximately $28,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  This increase was partially offset by the voluntary termination of Mr. Katevatis’ employment agreement.  In addition, professional fees increased approximately $109,000 during the current period, primarily to the increased professional activities associated with the merger and related matters.  Also adding to the increase in general and administrative expense was approximately $47,000 of amortization costs associated with the Company’s intellectual property.  As an offset to the increases, consulting costs decreased approximately $15,000, due to a decrease in amortization of deferred costs, plus there was a decrease in financial service (bridge fees and related costs) totaling $53,000.  In addition, all other general and administrative expenses decreased approximately $7,000.

Product Development Expense

Product development expense increased approximately $58,000, or 112%, during the current three month period ended May 31, 2009 when compared to the prior three month period ended May 31, 2008.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

Cancellation of Indebtedness

The Company has written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of May 31, 2009 of approximately $4,216,000 compared to a deficiency of approximately $5,841,000 at February 28, 2009 representing a decrease in the deficiency of approximately $1,625,000 for the current three month period ended May 31, 2009.  The decrease in the deficiency consisted of a decrease of approximately $61,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $1,686,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  The current deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

Our ability to continue our operations is largely dependent upon obtaining regulatory approval for the commercialization of our allergy testing technology.  There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted.  We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions.  We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of our technology.  Such arrangements, if established, may include up-front payments, sharing of sales revenues after deduction of certain expenses, and/or product development funding.  Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications.  While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources needs for the short term from the private placement of our securities and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis, if at all.  In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations.  Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for our products; (iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co-promotion arrangements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item4T.	Controls and Procedures

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

During May 2009, the company issued 3,333 restricted shares of its common stock with a value of $2,633 to a group of consultants in exchange for professional services, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of agreement).

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

Subscription for Convertible Debt
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series B Preferred stock having a par value of $1.00 (the shares).  Each Series B Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock with an exercise price of $1.00.

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

Item 6.	Exhibits

10.1	Notification that as of March 3, 2009, the Company and SensiVida completed the merger and the Company changed its name to SensiVida Medical Technologies, Inc.*

10.2	Notification that the Company completed the merger and certain financial information has been presented and attached as Exhibits.*

10.3	Agreement dated as of July 3, 2009 between the Company and Dr. John Condemi to engage in consultation on product development and clinical matters.*

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

June 16, 2010	By: /s/ Jose Mir

Jose Mir
President

June 16, 2010	/s/ Frank D. Benick

Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Notification that as of March 3, 2009, the Company and SensiVida completed the merger and the Company changed its name to SensiVida Medical Technologies, Inc.*

10.2	Notification that the Company completed the merger and certain financial information has been presented and attached as Exhibits.*

10.3	Agreement dated as of July 3, 2009 between the Company and Dr. John Condemi to engage in consultation on product development and clinical matters.*

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*  Previously filed