Form 10-Q/A
period 2009-08-31
SensiVida Medical Technologies, Inc.
filed 2010-06-16
CIK 64647

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

Explanatory Note

On October 20, 2009, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida”) filed a quarterly report on Form 10-Q without having its financial statements reviewed by its independent public accounting firm as required by Regulation S-X of the SEC rules. This Amendment No. 1 on Form 10-Q/A amends and restates the prior Form 10-Q with certain modifications as a result of having the financial statements in this quarterly report reviewed by our independent public accounting firm.

Item 1. Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of August 31, 2009 (Unaudited) and February 28, 2009 (Audited)	1

	Consolidated Statement of Operations for the Six and Three Months Ended August 31, 2009 (Unaudited) and August 31, 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended August 31, 2009 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Six Months Ended August 31, 2009 (Unaudited) and August 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis	17-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART 11.	Other Information	20-21

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

	Exhibit Index	23

	Exhibits	24-26

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	August 31, 2009 (Unaudited)	February 28, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,662	$76,797
Prepaid Expenses and Other Current Assets	6,547	17,262
Total Current Assets	11,209	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $93,619 and $-0-	2,714,945	-
Security Deposit	2,800	2,800
Deferred Costs	71,387	130,547

TOTAL ASSETS	$2,800,341	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$451,500	$1,570,464
Accounts Payable	279,105	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Accrued Liabilities	2,042,362	4,140,431
Preferred Stock Subscribed	250,000	150,000
Total Current Liabilities	3,078,319	5,934,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares
Authorized; Issued and Outstanding -0- Shares August 31,
2009; -0- Shares February 28, 2009	-	-
Common Stock $.01 Par Value, Authorized 19,995,000
Shares; Issued and Outstanding Shares - 15,850,612 Shares
August 31, 2009; 7,123,241 Shares - February 28, 2009	158,505	71,232
Common Stock Subscribed	30,000	-
Additonal Paid-in Capital	34,099,753	27,784,596
Accumulated Deficit	(34,566,236)	(33,563,212)
Total Stockholders' Deficit	(277,978)	(5,707,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,800,341	$227,406

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
(UNAUDITED)

	SIX MONTHS		THREE MONTHS
	2009	2008	2009	2008

Net Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

General and Administrative Expense	647,947	436,451	289,639	186,767

Product Development Expense	212,414	89,757	103,350	38,300

Total Expenses	860,361	526,208	392,989	225,067

Other Income	56	3,252	2	1,573

Cancellation of Indebtedness	43,597	-	-	-

Interest Expense	(100,280)	(90,485)	(49,766)	(49,125)

Accretion of Interest on Convertible Debt	(86,036)	(382,906)	-	(145,066)

Total Other Expense	(142,663)	(470,139)	(49,764)	(192,618)

Loss Before Taxes	(1,003,024)	(996,347)	(442,753)	(417,685)

Provision for Taxes	-	-	-	-

Net Loss	$(1,003,024)	$(996,347)	$(442,753)	$(417,685)

Basic and Diluted Loss Per Common Share	$(0.083)	$(0.148)	$(0.034)	$(0.062)

Weighted Average Common Shares Outstanding	12,121,216	6,725,099	13,118,315	6,725,099

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2009
(UNAUDITED)

						Common
	Preferred Stock		Common Stock		Additional Paid-	Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit

BALANCE, FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$27,784,596	$-	$(33,563,212)

Common Stock Issued for Services	-	-	16,333	163	11,923	-	-

Common Stock Issued in Acquisition of SensiVida Medical Systems, Inc.	-	-	3,333,333	33,333	2,717,999	-	-

Common Stock Issued in Cancellation of Shareholder Debt	-	-	1,172,510	11,725	2,135,462	-	-

Receipt of Cash for Common Stock Subscribed	-	-	-	-	-	30,000	-

Cancellation of Fractional Shares as a Result of Reverse Stock Split	-	-	(27)	-	-	-	-

Common Stock Issued for Future Services	-	-	50,000	500	37,000	-	-

Common Stock Issued in Conversion of Debt and Accrued Interest	-	-	4,155,222	41,552	1,412,773	-	-

Net Income	-	-	-	-	-	-	(1,003,024)

BALANCE, AUGUST 31, 2009	-	$-	15,850,612	158,505	34,099,753	$30,000	$(34,566,236)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Net Loss	$(1,003,024)	$(996,347)
Accretion of Interest on Convertible Debt	86,036	382,906
Common Stock Issued for Services	12,086	-
Depreciation and Amortization	93,619	259
Amortization of Prepaid Financing Charges	-	15,557
Amortization of Deferred Costs	96,660	103,232
Subtotal	(714,623)	(494,393)

Changes in Assets and Liabilities, Net of Acquisition
Decrease in Prepaid Expense and Other Current Assets	10,715	16,295
(Decrease) Increase in Accounts Payable	205,210	(85,560)
Increase in Accrued Liabilities	296,563	152,186
Net Cash Used for Operating Activities	(202,135)	(411,472)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock Subscribed	100,000	-
Common Stock Subscribed	30,000	-
Proceeds from Issuance of Convertible Debt	-	538,500
Net Cash Provided by Financing Activities	130,000	538,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,135)	127,028

CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$4,662	$250,610

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$538,500
Common Stock Issued in Cancellation of Shareholder Debt	$2,147,187	$-
Common Stock Issued in Conversion of Debt and Accrued Interest	$1,454,325	$-
Common Stock Issued for Future Services	$37,500	$-

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

The consolidated financial statements as of and for the three and six month periods ended August 31, 2009 and 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-KSB for the fiscal years ended February 28, 2009.  The interim operating results for the three and six months ended August 31, 2009 may not necessarily be indicative of the operating results expected for the full year.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $212,414 and $89,757 for the six months ended August 31, 2009 and 2008, respectively.

Loss per Common Share
In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income or loss per share was computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the six months ended August 31, 2009 and 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  FSP No. 142-3 is not currently applicable to the Company,

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company does not currently have any share-based awards that would qualify as participating securities.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.   The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities.  FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.   The adoption of this staff position did not have a material effect on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for the interim or annual financial periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued.  SFAS No. 165 was adopted for its interim period ending August 31, 2009.  Subsequent events have been evaluated through the date the financial statements were issued as further discussed in EITF Topic No. D-86.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

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

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending
February 28, 2010	$58,887
February 28, 2011	12,500
$71,387

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2009	February 28, 2009
Legal and professional fees	$240,248	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	178,500	2,148,786
Accrued Interest	134,360	275,969
Expense Reimbursement	92,235	92,235
Totals	$2,042,362	$4,140,431

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $40,000 and $46,901 as of August 31, 2009 and February 28, 2009, respectively (Note 2).

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of August 31, 2009 and February 28, 2009.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 5 – CONVERTIBLE DEBT AND NOTE PAYABLE (CONT.)

Accrued interest payable as of August 31, 2009 and February 28, 2009 was $134,360 and $275,969, respectively.  Interest expense for the six months ended August 31, 2009 and 2008 was $100,280 and $89,644 respectively.

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

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.  Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  This note was assumed in the acquisition of SensiVida Medical Systems, Inc. (Note 10).  The note is presently in default.  The amount drawn on the note at August 31, 2009 and February 28, 2009 was $49,828 and $-0-, respectively.  Interest accrued on the note was $3,355 and $-0- as of August 31, 2009 and February 28, 2009, respectively.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 7 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended August 31, 2009 and 2008 because the Company has determined that the realization of the net deferred tax asset is not assured.  The company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended August 31, 2009 and there was no accrual for uncertain tax positions as of August 31, 2009.

NOTE 8– COMMITMENTS AND CONTINGENCIES

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

Common Stock Issued for Services
During May and July 2009, the company issued 16,333 restricted shares of its common stock with a value of $12,086 to a group of consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of agreement or date of issuance).

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

Common Stock Issued for Future Services
During July 2009, the Company issued 50,000 restricted shares of its common stock with a value of $37,500 to a medical consultant in exchange for professional services, as per agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the company’s common stock of the date of the issuance).

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

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

Anti-Dilution Rights
The Company and Mr. Peter Katevatis had an anti-dilution rights agreement which provided that Mr. Katevatis’ ownership interest would at all times represent 17% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Mr. Katevatis’ sole discretion.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and on March 23, 2009 exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.

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

The operating results of the acquired company have been included in the consolidated financials statements from the date of acquisition, effective as of March 1, 2009 for accounting purposes.  The following table provides the unaudited proforma results of operations as if the acquisition had occurred as of March 1, 2008:

	Six Months Ended	Three Months Ended
	August 31, 2008	August 31, 2008
Net Sales	$-0-	$-0-
Net Loss	$(999,210)	$(419,892)
Basic and Diluted Loss Per Common Share	$(0.149)	$(0.062)

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

General and Administrative Expense

General and administrative expenses increased approximately $211,000, or 48%, during the current six month period ended August 31, 2009 as compared to the six month period ended August 31, 2008.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $204,000 increased approximately $55,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  In addition, professional fees increased approximately $160,000 during the current period, primarily to the increased professional activities associated with the merger and related matters.  Also, adding to the increase in general and administrative expense was approximately $94,000 of amortization costs associated with the Company’s intellectual property.  As an offset to the increases, there was a decrease in financial service (bridge fees and related costs) totaling approximately $77,000.  In addition, all other general and administrative expenses decreased approximately $21,000.

Product Development Expense

Product development expense increased approximately $123,000, or 137%, during the current six month period ended August 31, 2009 when compared to the prior six month period ended August 31, 2008.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

Cancellation of Indebtedness

The Company has written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of August 31, 2009 of approximately $3,067,000 compared to a deficiency of approximately $5,841,000 at February 28, 2009 representing a decrease in the deficiency of approximately $2,774,000 for the current six month period ended August 31, 2009.  The decrease in the deficiency consisted of a decrease of approximately $83,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $2,856,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  In addition, certain note holders converted $1,205,000 of note principal and $249,326 of accrued interest into common stock of the Company.  The current deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

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

During July 2009, the company issued 13,000 restricted shares of its common stock with a value of $9,290 to two consultants in exchange for professional services, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of agreement).

Common Stock Issued for Future Services

During July 2009, the Company issued 50,000 restricted shares of its common stock with a value of $37,500 to a medical consultant in exchange for professional services, as per agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the company’s common stock of the date of issuance).

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

June 16, 2010	By: /s/ Jose Mir

Jose Mir
President

June 16, 2010	By: /s/ Frank D. Benick

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