Form 10-Q/A
period 2009-11-30
SensiVida Medical Technologies, Inc.
filed 2010-06-16
CIK 64647

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

Explanatory Note:

On January 19, 2010, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida”) filed a quarterly report on Form 10-Q without having its financial statements reviewed by its independent public accounting firm as required by Regulation S-X of the SEC rules. This Amendment No. 1 on Form 10-Q/A amends and restates the prior Form 10-Q with certain modifications as a result of having the financial statements in this quarterly report reviewed by our independent public accounting firm.

Item 1. Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

INDEX

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	November 30, 2009 (Unaudited)	February 29, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$42,427	$76,797
Prepaid Expenses and Other Current Assets	1,190	17,262
Total Current Assets	43,617	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization
of $140,428 and $-0-	2,668,136	-
Security Deposit	2,800	2,800
Deferred Costs	29,375	130,547

TOTAL ASSETS	$2,743,928	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$451,500	$1,570,464
Accounts Payable	273,181	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Loan Payable	50,000	-
Accrued Liabilities	2,183,316	4,140,431
Preferred Stock Subscribed	250,000	150,000
Total Current Liabilities	3,263,349	5,934,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares
Authorized; Issued and Outstanding -0- Shares November 30,
2009; -0- Shares February 28, 2009	-	-
Common Stock $.01Par Value, Authorized 19,995,000
Shares; Issued and Outstanding Shares - 15,865,612 Shares
November 30, 2009; 7,123,241 Shares - February 28, 2009	158,655	71,232
Common Stock Subscribed	90,800	-
Additonal Paid-in Capital	34,107,103	27,784,596
Accumulated Deficit	(34,875,979)	(33,563,212)
Total Stockholders' Deficit	(519,421)	(5,707,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,743,928	$227,406

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(UNAUDITED)

	NINE MONTHS		THREE MONTHS
	2009	2008	2009	2008
Net Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

General and Administrative Expense	896,916	870,700	248,969	434,249

Product Development Expense	248,437	136,999	36,023	47,242

Total Expenses	1,145,353	1,007,699	284,992	481,491

Interest Income	74	4,203	18	951

Cancellation of Indebtedness	43,597	-	-	-

Interest Expense	(125,049)	(141,058)	(24,769)	(50,573)

Accretion of Interest on Convertible Debt	(86,036)	(553,105)	-	(170,199)

Total Other Expense	(167,414)	(689,960)	(24,751)	(219,821)

Net Loss	$(1,312,767)	$(1,697,659)	$(309,743)	$(701,312)

Basic and Diluted Loss Per Common Share	$(0.101)	$(0.251)	$(0.020)	$(0.103)

Weighted Average Common Shares
Outstanding	13,356,671	6,762,388	15,854,733	6,837,786

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit

BALANCE, FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$27,784,596	$-	$(33,563,212)

Common Stock Issued for Services	-	-	31,333	313	19,273	-	-

Common Stock Issued in Acquisition of SensiVida Medical Systems, Inc.	-	-	3,333,333	33,333	2,717,999	-	-

Common Stock Issued in Cancellation of Shareholder Debt	-	-	1,172,510	11,725	2,135,462	-	-

Receipt of Cash for Common Stock Subscribed	-	-	-	-	-	90,800	-

Cancellation of Fractional Shares as a Result of Reverse Stock Split	-	-	(27)	-	-	-	-

Common Stock Issued for Future Services	-	-	50,000	500	37,000	-	-

Common Stock Issued in Conversion of Debt and Accrued Interest	-	-	4,155,222	41,552	1,412,773	-	-

Net Loss	-	-	-	-	-	-	(1,312,767)

BALANCE, NOVEMBER 30, 2009	-	$-	15,865,612	$158,655	$34,107,103	$90,800	$(34,875,979)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Net Loss	$(1,312,767)	$(1,697,659)
Accretion of Interest on Convertible Debt	86,036	553,105
Common Stock Issued for Services	19,586	220,256
Depreciation and Amortization	140,428	345
Amortization of Deferred Costs	138,672	140,937
Subtotal	(928,045)	(783,016)
Changes in Assets and Liabilities, Net of Acquisition
Decrease in Prepaid Expense and Other Current Assets	16,072	37,209
(Decrease) Increase in Accounts Payable	199,286	(56,581)
Increase in Accrued Liabilities	437,517	253,812
Net Cash Used in Operating Activities	(275,170)	(548,576)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Loan Payable	50,000	-
Preferred Stock Subscribed	100,000	-
Common Stock Subscribed	90,800	-
Proceeds from Issuance of Convertible Debt	-	538,500
Net Cash Provided by Financing Activities	240,800	538,500
DECREASE IN CASH AND CASH EQUIVALENTS	(34,370)	(10,076)

CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$42,427	$113,506

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and
Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$538,500
Common Stock Issued in Cancellation of Shareholder Debt	$2,147,187	$-
Common Stock Issued in Conversion of Debt and Accrued Interest	$1,454,325	$-
Common Stock Issued for Future Services	$37,500	$-
Common Stock Issued for Anti-Dilution Rights	$-	$5,349

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

The consolidated financial statements as of and for the three and nine month periods ended November 30, 2009 and 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-KSB for the fiscal years ended February 28, 2009.  The interim operating results for the nine months ended November 30, 2009 may not necessarily be indicative of the operating results expected for the full year.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $248,437 and $136,999 for the nine months ended November 30, 2009 and 2008, respectively.

Loss per Common Share
In accordance with FASB ASC 260 (formerly SFAS No. 128), Earnings per Share, basic and diluted net income or loss per share was computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the nine months ended November 30, 2009 and 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

Accounting for Stock-Based Compensation
In December 2004, the FASB issued FASB ASC 718 (formerly SFAS 123R), Share-Based Payment.  This statement requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of FASB ASC 718 (formerly SFAS 123R), requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the nine months ended November 30, 2009 and 2008.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard changes the referencing of financial standards.

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008.  The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements.  This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 is effective January 1, 2009.  This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.  This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any share-based awards that would qualify as participating securities.  Therefore, application of this standard is not expected to have an effect on the Company’s financial reporting.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  This standard includes guidance that convertible debt instruments that may be settled in cash upon conversion, should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  This standard is currently not applicable to the company.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of it warrants as liabilities.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods.  This standard is effective for interim reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased.  This standard is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities.  This standard is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.

However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued.  This standard was adopted for its interim period ending June 30, 2009.  Subsequent events have been evaluated through the date the financial statements were issued.

As of November 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-15.  None of the ASUs have had an impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

As of November 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending
February 28, 2010	$16,875
February 28, 2011	12,500
$29,375

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 30, 2009	February 28, 2009
Legal and professional fees	$264,248	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	275,500	2,148,786
Accrued Interest	154,129	275,969
Expense Reimbursement and Other	92,420	92,235
Totals	$2,183,316	$4,140,431

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

Accrued interest payable on the notes as of November 30, 2009 and February 28, 2009 was $127,955 and $275,969, respectively.  Interest expense for the nine months ended November 30, 2009 and 2008 was $114,642 and $141,058 respectively.

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

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.  Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition of SensiVida Medical Systems, Inc. (Note 10) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest will accrue on the balance at a rate of 8% compounded annually.  The note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at November 30, 2009 and February 28, 2009 was $49,828 and $-0-, respectively.  Interest accrued on the note was $3,455 and $-0- as of November 30, 2009 and February 28, 2009, respectively.

NOTE 6 - PREFERRED STOCK SUBSCRIBED

During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series A Preferred stock having a par value of $100 (the shares).  Each Series A Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock with an exercise price of $1.00.  Because the Company did not have the required authorized Preferred Stock to execute this transaction, the Company has recorded the advances as a liability.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 6 - PREFERRED STOCK SUBSCRIBED (CONT.)

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

NOTE 7 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended November 30, 2009 and 2008 because the Company has determined that the realization of the net deferred tax asset is not assured.  The Company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended November 30, 2009 and there was no accrual for uncertain tax positions as of November 30, 2009.

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
NOVEMBER 30, 2009

NOTE 8– COMMITMENTS AND CONTINGENCIES (CONT.)

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

Common Stock Issued for Services
During 2009, the company issued 31,333 restricted shares of its common stock with a value of $19,586 to a group of consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance or date of agreement).

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

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

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

Stock Options
Activity related to stock options during the nine months ended November 30, 2009 is as follows:

Weighted
		Exercise	Average
	Shares	Price Range	Exercise Price
Outstanding, February 28, 2009	30,000	$10.00	$10.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, November 30, 2009	30,000	$10.00	$10.00

Stock Warrants
Stock warrant activity during the nine months ended November 30, 2009 was as follows:
			Weighted
	Shares	Exercise	Average
	Available	Price Range	Exercise Price
Outstanding, February 28, 2009	399,933	$ 1.00 - $ 30.00	$8.01
Granted	127,500	$ .10 - $1.00
Exercised	-	-
Forfeited	-	-
Outstanding, November 30, 2009	527,433	$ 1.00 - $ 30.00	$6.92

In conjunction with the Preferred Stock Subscription, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.  The warrants have a five year term.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

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
NOVEMBER 30, 2009

NOTE 10 - ACQUISITION OF SENSIVIDA MEDICAL SYSTEMS, INC. (CONT.)

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

The operating results of the acquired company have been included in the consolidated financials statements from the date of acquisition, effective as of March 1, 2009 for accounting purposes.  The following table provides the unaudited proforma results of operations as if the acquisition had occurred as of March 1, 2008:

	Nine Months Ended	Three Months Ended
	November 30, 2008	November 30, 2008
Net Sales	$-0-	$-0-
Net Loss	$(1,707,060)	$(707,850)
Basic and Diluted Lose Per Common Share	$(0.252)	$(0.103)

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

NOTE 11 - SUBSEQUENT EVENTS (CONT.)

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

General and Administrative Expense

General and administrative expenses increased approximately $26,000, or 3%, during the current nine month period ended November 30, 2009 as compared to the nine month period ended November 30, 2008.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $310,000 increased approximately $82,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  In addition, professional fees increased approximately $127,000 during the current nine month period, primarily due to the increased professional activities associated with the merger and related matters.  Also, adding to the increase in general and administrative expense was approximately $140,000 of amortization costs associated with the Company’s intellectual property.  As an offset to the increases, there was a decrease in financial service (bridge fees and related costs) totaling approximately $289,000 and a decrease in all other general and administrative expenses approximating $34,000 due to a curtailment of expenses from lack of funding.

Product Development Expense

Product development expense increased approximately $111,000, or 81%, during the current nine month period ended November 30, 2009 when compared to the prior nine month period ended November 30, 2008.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

Cancellation of Indebtedness

In addition, the Company has written off certain accrued consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of November 30, 2009 of approximately $3,220,000 compared to a deficiency of approximately $5,841,000 at February 28, 2009 representing a decrease in the deficiency of approximately $2,621,000 for the current nine month period ended November 30, 2009.  The decrease in the deficiency consisted of a decrease of approximately $50,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $2,671,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert an outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  In addition, certain note holders converted $1,205,000 of note principal and $249,326 of accrued interest into common stock of the Company.  The current deficiency in working capital is primarily represented by accruals for professional fees, consulting, salaries and wages and convertible debt.

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

Item 1A.    Risk Factors

Not Applicable

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During November 2009, the company issued 15,000 restricted shares of its common stock with a value of $7,500 to a consultant in exchange for professional services as per an agreement.  The transaction was recognized based on the fair market value of the services provided as per the agreement.

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

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed