Form 10-K
period 2010-02-28
SensiVida Medical Technologies, Inc.
filed 2010-06-16
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
(the Registrant is not yet required to submit Interactive Data)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,236,750.

As of June 16, 2010, there were outstanding 15,998,112 shares of the registrant's common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

-i-

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

PART I

Item 1. Business

Business Background

We are a minimally invasive bio-medical diagnostic device company. Its proprietary optical Micro-systems based technology automates bio-sensing and data acquisition while minimizing patient discomfort. Our platform technology addresses a number of disease state diagnostics - allergy testing, pain-free automated glucose monitoring without bio-fouling, blood coagulation testing (e.g. for Coumadin patients), TB testing and cholesterol monitoring.

We have been developing two products based on its platform technology. The initial market priority focus is to commercialize a highly accurate, rapid, 3X productive, pain-free allergy test system in the US ($1.2B market growing at a compounded rate of 7%). Several prototypes have been made and proof-of-concept human clinical trials have been successfully performed. The second product, based on the same technology is a unique portable glucose monitor ($10B market growing at a compounded rate of 7%). This highly differentiated device consists of a patch having multiple individually - addressable sensors that are activated in accordance to the patient's test schedule, automatically measuring the glucose level without bio-fouling, clogging or daily calibration.

In addition, we have a patent portfolio in the area of "Molecular Optical Biopsy." i.e. the design and development of medical diagnostic instruments that detect cancer without a traditional biopsy by using light to excite the molecules contained in tissue and measuring the differences in the resulting molecular natural fluorescence between cancerous and normal tissue. We seek to license a unique Molecular Optical Biopsy technology (Photonic "pill") that permits the diagnosis of cancerous or pre-cancerous tissue without a biopsy. The small, optical diagnostic device that can be swallowed, could be a replacement for traditional endoscopy to diagnose cancers of the mouth, esophagus, colon and the rest of the digestive tract.

We have partnered with a number of companies in the areas of biomedical device product development, FDA clinical studies, and reimbursement. It has received clearance from the Western IRB to conduct 100 human clinical studies in the area of allergy testing. Thus far, the first studies have shown that our minimally-invasive allergy test significantly reduces: 1) extent of reaction, 2) test time, 3) test-to-test variation. The objectives of the study are to determine efficacy; the clinical sensitivity and clinical specificity for the various diagnostic methods. Comparative analyses performed using our methods and existing tests (e.g. allergy testing, glucose monitoring) will be used to assess relative efficacy, sensitivity, and safety.

Strategy

Our primary source of revenue will be through the sale of high margin disposable products. In some product families, hardware and software would be provided for free to accelerate product adoption. Our first product family is an allergy test system comprising of a disposable Microsystems cartridge that painlessly and rapidly administers a large number of allergens. A compact imaging module captures images of the patient’s skin and provides them to a computer for display and analysis. The product targets the $1.2B U.S. allergy test market and the needs of a large and growing (7% CAGR) health care problem affecting over 50% of the U.S. population and responsible for an estimated $18B in health care costs and lost productivity. Compounding the problem, there is a need for 100 additional Allergists each year to keep up with demand and to compensate for an attrition of 20 Allergists per year. In the U.S., more than 75% of all Allergy tests are done via the “Skin Prick Test” method- it is estimated that 6M skin prick tests are performed each year. Current allergy tests take an average of 35 minutes, are uncomfortable and stressful especially for children. Our Microsystems based test can accomplish the same test in 12 pain-free minutes, while concomitantly improving the Allergists’ profitability by 25%.

One significant advantage of image-based digital diagnostic systems is their ability to use image processing to quantify allergic reactions, a significant advantage over today’s subjective tests. We believe this capability will grow the channels for allergy testing, thereby increasing business penetration and use in preventive modes. Over time, SensiVida’s test will provide a new allergy screening option to Retail Clinics and potentially 200,000 Primary Care Physicians (PCP’s) who see on the average one allergy patient a day.

Commercialization of our Allergy test will be facilitated by the following:
•	Allergens and reagents used by the SensiVida system are already FDA approved
•	First products to market will be intuitive image-based systems, substantially equivalent to today’s test
•	3800 U.S. Allergists form a small community in the U.S. and can be easily reached
•	Supporting hardware and software expense will be provided free, thereby reducing adoption barriers
•	Test accuracy and reproducibility will be greatly improved
•	Risk for human error is reduced
•	Value Proposition to Allergists is positive- Profitability could be 25% higher, reduced and more efficient management of labor costs, automatic/simply electronic medical records
•	Value Proposition to patients is positive – painless, less invasive, faster test
•
Value Proposition to payers is positive- test is more accurate than today’s test (may reduce need for follow-on tests e.g. intradermal or indicate more effective therapy) and lower dosage of allergen may lower risk of test complications.

•	We, along with our partners, have the means to develop the needed technology and the ability to do rapid commercialization.

The allergy test represents a near term revenue opportunity, having low regulatory hurdles. Based on our current forecast for product development, clinical testing, and FDA approvals, we expect to launch an allergy test product in the 3rd Quarter of 2011 serving the Allergist. Due to our inability to raise needed capital during 2009, FDA clinical trials and product launch has been delayed by approximately nine months. Beginning in March 2010, we have been raising money steadily; as of June 16, 2010, approximately $1.5M has been raised. As a result, critical product development, clinical studies, and collaborative projects with commercialization partners have gained significant momentum.

Our second product family, based on the same fundamental proprietary technology base, addresses glucose monitoring, another multi-billion dollar market ($10B) having many unmet needs. The large and growing number of diabetics, currently estimated to be 18M in the U.S. and 177M worldwide, also lack a convenient, painless method to monitor their glucose level. The estimated annual cost of diabetes in the U.S. is estimated to be $132B, and is rapidly on the rise (also a 7% CAGR). In addition to diabetes, related ailments such as obesity, heart disease, kidney disease, blindness (e.g. diabetic retinopathy), atherosclerosis, and amputation can be triggered or caused by diabetes. Given the dimensions of the diabetes problem, it is difficult to quantitatively estimate the size of this large market. A simple indicator is revealed from understanding money spent by diabetics glucose testing. Assuming 18M diabetics in the U.S. perform two daily tests (at ~$1/test), yields a number exceeding $10B. This number obviously excludes standard blood tests performed by clinics, system costs, insulin shots, pumps, etc.

Current methods for glucose monitoring require periodic manual blood sampling using “fingersticks”. Children and many adults find these tests painful, inconvenient, and often are not in compliance. SensiVida will address this market need with an unobtrusive, wearable glucose monitoring system having a disposable microlancet array chip with individually monitored sensors selectively actuated in accordance to the patient’s test schedule. The uniqueness and advantages over existing offerings are:

•	Continuous measurements without bio-fouling effect or clogging
•	Accuracy equivalent to the fingerstick test since it is a direct chemical measurement
•	Hygiene benefits- no blood is extracted
•	Virtually pain-free to the patient

Our minimally-invasive in vivo diagnostics technology has the potential to be extended to other billion dollar markets such as blood coagulation testing (e.g. Prothrombin Time test for patients on Coumadin), TB testing, and cholesterol monitoring. TB skin testing, for example, benefits from mobile continuous optical monitoring since reactions take days and may be missed in the follow-up visit. A mobile continuous monitoring system would be able to capture and store patient reactivity to be conveniently downloaded at a later time. The method would also reduce scheduling problems and inefficiencies that occur when tested patients are unable to make follow-up scheduled appointments.

Our third business opportunity will involve partnering with established industry players and/or licensing its fluorescence tissue spectroscopy. The “Compact Photonic Explorer” pill is a modern alternative to traditional endoscopy that will provide more extensive, complete, and accurate diagnostics that visual methods used by others.  Advantages of the Compact Photonic Explorer pill over traditional endoscopy include:
•	Fluorescence spectroscopy technology detect both pre-cancer and cancer cells.
•	Spectroscopy improves diagnostic accuracy over video-only pills (e.g. GIVEN)
•	Eliminates unnecessary images of non diseased areas.
•	Eliminates pain and patient sedation associated with current GI cancer screens.

Other potential diagnostics applications for our fluorescence tissue spectroscopy include probing the following organ sites for cancer: oral cavity, cervix, aero-digestive tract and colon. Our strategy is to maximize the value of our significant patent portfolio in tissue spectroscopy by licensing its optical imaging technology for applications in cancer detection  We wish to position our Intellectual Property as enabling real-time, less invasive, alternatives to traditional cancer diagnosis method  e.g.  our ("CPE" or "Photonic Pill"), a small, optical diagnostic device that can be swallowed, targeted as a replacement for traditional Endoscopy to diagnose cancers of the mouth, esophagus, colon.

Our Products

The SensiVida Allergy Test system, first product in the company’s family plan, offers the Allergist an objective, painless allergy testing system that consists of the following:
•	A disposable microlancet chip/cartridge that painlessly and rapidly administers the allergens.

•	A compact imaging module/digital imager that captures real-time allergic reactions and sends images and data wirelessly to a computer provided at no cost.
•
User-friendly software that allows the user to monitor the allergic reaction that provides quantitative data regarding reaction extent, positive/negative diagnosis versus allergen, and reaction kinetics. An e-record patient report is automatically created which can printed or transmitted.

Several configurations for the allergen chip/cartridge have been covered in our patent applications. The simplest involves a microlancet array individually coated with the set of allergens. Upon insertion into the subject, the aqueous interstitial fluid dissolves the allergen matrix, allowing it to diffuse into the skin, thereby triggering the allergic reaction. In another embodiment, encapsulated allergens are packaged 1:1 along with each microlancet and released upon actuation. A removable film seals the packaged allergen array, keeping it sterile until it is ready to use.

The SensiVida Allergy Test provides a number of benefits to physicians and patients:

Value Proposition: Physicians
•	Automates today’s subjective, manual Skin Prick Test with a standardized test
•	Produces digital records of allergic reactions and their diagnosis
•	Quantitative image analysis vs. subjective diagnosis
•	Achieves a 25% improvement in profitability
•	Significant improvement in test accuracy have been demonstrated (1/3 variability of standard test)
•	Reduces test-to-test variability and operator error
•	Improved diagnosis of dark-skinned subjects, currently difficult and inefficient
•	Short procedure facilitates pediatric test

Value Proposition: Patients
•	Eliminates discomfort and fear
•	Significantly reduces procedure time, less agonizing chair-time
•	Friendlier test for children
•	Reduced reaction areas
•	More reliable test results for dark-skinned patients, e.g. African Americans
•	Covered by health insurance (unlike in vitro tests)

The SensiVida Allergy Test system is expected to receive rapid 510(k) approval since the system uses FDA approved allergens, has received non-significant risk classification by the WIRB, and is based on the well-known predicate device, the Skin Prick Test.

The second product in our product family is an unobtrusive, wearable or mobile glucose monitoring system with a disposable microlancet chip having individually-monitored sensors that are actuated in accordance to the patient’s test schedule. The uniqueness and advantage over the existing offerings are: (1) continuous measurements without bio-fouling or clogging; (2) accuracy equivalent to fingerstick test since it is a direct chemical test; (3) hygiene benefits since no blood is extracted; (4) the test is virtually painless. The first version of this product will target hospital use and then migrate to personal/mobile use. The glucose monitor will be comfortably worn as a band or patch. At user-defined time intervals, each needle of the array is individually deployed by an actuator, causing insertion into the patient’s skin. The fine tips of each microlancet are coated with a glucose sensitive enzyme (e.g. glucose oxidase) that is either optically or electrically read out by system electronics. The data are calibrated so as to represent actual glucose concentrations and displayed, stored, or transmitted depending on the application.

A compelling aspect of our glucose monitor is that it provides a positive Value Proposition for a number of customer segments in the value chain, e.g. health care facilities, hospitals, and patients:

Value Proposition: Health Care Facility, Hospital
•	Automated timed measurements- reduced monitoring by the medical staff
•	Hygiene benefits- no blood is extracted
•	Convenient data recording- direct input to digital patient records
•	Minimally invasive, virtually pain-free
•	Densely spaced sensors permit many measurements over extended times
•	Minimal periodic calibration
•	Wireless transmission to nursing station and/or alerts for dangerous levels
•	Opportunity for closed loop smart system using insulin pump

Value Proposition: Patient
•	Painless- patient friendly to children and elderly
•	Microlancets are much less invasive- reduced puncture skin damage
•	Hygiene benefits- no blood is extracted
•	Automated data recording and management, improved compliance
•	Less disruption to patient during meals, nighttime, activities at hospital or home
•	More continuous operation reveals high-low glucose levels
•	Comparable cost per test as current fingerstick test
•	Opportunity for closed loop smart system using insulin pump

Product Development and Partnerships

We are an equity partner of the Infotonics Technology Center (ITC), a 501(c) not-for-profit NYS Center of Excellence. SensiVida will be able to leverage Infotonics’ state-of-the-art $80M Microsystems facility, housed in a 120,000-ft2 building and focused on applied research & development and commercialization of photonics and Microsystems. In addition to its human and capital resources, Infotonics draws support from partner educational institutions including Cornell University, Rochester Institute of Technology, Syracuse University, University of Buffalo, and the University of Rochester. Since several of these universities have excellent medical schools, SensiVida will also tap into their associated hospitals for medical and clinical work. In addition, the Rochester Regional Photonics Cluster an association of over 70 small companies dedicated to photonics, optics and imaging technology have joined Infotonics as a small business member. The expertise resident collectively in these companies will be engaged in the various optical subsystems part of our product plan, e.g. imaging modules and optical chemical sensors. A partnership for the development of our digital allergy testing module has been recently established with Dhurjati Electronics Consulting, LLC of Rochester, NY.

In May 2010, we established a partnership with Wi Inc., a Colorado-based company with years of experience developing biomedical devices. Wi, Inc. (www.wiinc.net) is a vertically integrated product development firm specializing in assisting clients in the commercialization of in vitro diagnostics devices from concept to pilot build. Wi’s team of scientists and engineers are knowledgeable in the clinical applications of the markets they serve and dedicated to advancing medical science through point-of-care diagnostics and lifesaving therapies that ultimately reduce the cost of healthcare. Under the agreement, Wi will provide design and prototype development for the disposable allergen delivery component of the allergy test system, building upon our disposable allergen cartridge technology using design-for-manufacturing (DFM) disciplines while providing access to high volume manufacturing partners. In addition to developing preferred designs and prototypes, Wi’s pilot manufacturing capabilities will help reduce our cycle time to reach FDA clinicals and product launch.

We have also established a partnership with MDC Associates, a consulting firm that specializes in FDA clearance and compliance, establishing company quality systems for regulatory compliance, FDA documentation, developing pre-market submissions, facility audits and more. After product launch, MDC will provide our customer support services including its comprehensive call center, over-the-phone training all conducted in compliance with FDA and ISO system requirements.

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

The Allergy test, glucose monitor and other future product offerings will require us to prove efficacy prior to commercialization. As such, these will be classified under the FDA’s Devices category and will be required to prove “substantial equivalence” via a 510k (all the allergens are FDA approved). Due to the fact that the allergen cartridge will lightly breach the skin, it will most likely be classified as a Class II device. Initial Allergy clinical tests, are being performed under an IRB, which authorizes human clinical testing on 100 patients. A first round of testing performed on a subset of the 100 approved subjects is virtually complete as of May 2010. Additional tests as approved by the IRB are being strategically reserved for later in 2010, after refined engineering prototypes closely resembling the final product design will become available from Wi inc. and Dhurjati Electronic Consulting.

Our minimally-invasive allergy tester uses FDA approved allergens and is an extension of the current gold standard, the Skin Prick Test. We believe, based on initial assessment by the Western IRB that this test will be classified as a “non-significant risk”, potentially expediting the FDA clinical trials. Future tests will compare dose response characteristics of our test using side-by-side testing of the Company’s technology vs. the standard test. Although the statistics for the number of patients required for the FDA clinical trials has not been set, it is expected that less than 500 patients will be sufficient. We expect to work closely with MDC Associates for the next 14 months as it defines and implements its clinical trials strategy.

We must also comply with the prohibitions against promotion and other practices as identified in ss. 812.7. According to this section of the regulation, the sponsor of a NSR study, investigator, or any person acting for or on behalf of our or investigator, is prohibited from promoting or test marketing the investigational device until after FDA has approved the device for commercial distribution; commercializing the device by charging a price greater them that necessary to recover the cost of manufacture, research, development, and handling; unduly prolonging the investigation; and representing the investigational device as being safe or effective for the purposes for which it is being investigated.

Although we believe that our products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure needed funding and all governmental approvals or licenses, which could delay or possibly preclude us from completing our FDA process and/or marketing our products. To the extent that we may market our products in foreign markets, we will be subject to foreign governmental regulations, as well as USA, with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Business Development and Marketing

While our platform technologies can address several billion dollar diagnostic markets, our initial focus is to commercialize a rapid pain-free allergy test. Based on our current forecast for product development, clinical testing, and FDA approvals, we expect to launch an allergy test product in the Third Quarter of 2011 serving the Allergist. A second product will become available at Retail Clinics as a simple allergy screen test. Based on our current assumptions and projections, we expect revenue from our allergy products  grow to $270M in 2016, with gross margins of 65% or more.

Although allergies affect many industrialized countries worldwide, the U.S. is viewed as our primary market. Skin testing is still considered the gold standard in the U.S. due to its sensitivity, predictive value, low cost, health insurance reimbursement policies, and its role in the Allergist’s current practice/business. In vitro testing is more prevalent in some European countries (~50% of tests) and Japan (~85% of tests) where socialized medical practices and the small number of Allergists per capita affects the dynamics and Value Chain of the local industry. Given its lower cost, immediacy, sensitivity, and the aforementioned reasons, rapid adoption of in vitro allergy tests in the U.S. is not expected, barring unexpected major changes in our healthcare system. Due to similarities with the U.S. in this regard, Australia and some European countries could also adopt our allergy test system. Nevertheless, our marketing and sales focus will be the United States.

Early adoption by Allergists is an essential part of our strategy since it validates the technology and provides expert scientific and clinical information needed for market adoption. Our primary target segment will be rapidly growing young practices that are receptive to adopting digital patient records technology. Based on surveys and demographic data, we estimate that this segment constitutes approximately one third of the 3800 practicing Allergists. U.S. Allergists share a relatively common set of processes, customers, and suppliers. They are well connected by societies such as the Academy of Allergy, Asthma, & Immunology (AAAAI), its associated Journal of Allergy and Clinical Immunology, the American College of Allergy, Asthma, and Immunology (ACAAI), the National Institute of Health’s National Institute of Allergy and Infectious Diseases (NIAID), the Asthma and Allergy Foundation of America (AAFA), and a number of annual meetings and conferences. Due to this relatively small number of specialists, achieving customer reach and awareness in this segment will be relatively straightforward. We will pursue the following approaches to achieve awareness in this segment:
•	Develop relationships and advocacy with Key Opinion Leaders (KOL’s) in field
•	Extensive tradeshow and conference participation e.g. AAAAI meetings
•	Talks and white paper describing minimally-invasive allergy testing
•	Posters presenting benefits to specialist and patient
•	Professionally engineered prototypes demonstrated at SensiVida’s booth
•	Demo software for testing process
•	Scientific and trade journal advertising
•	Direct contact using contract sales marketing in key regional hubs
•	Mailing product and company brochures
•	Development of SensiVida website describing product and scientific data

Our allergy test is an innovative, high-tech system that will require careful cultivation of KOL’s. Early feedback from KOL’s, has been positive, especially relative to the possibility of our adding more “science” to allergy testing through improved quantification and reproducibility. Notwithstanding these and other advantages, extending the life of skin testing through technological improvements would also reduce disruption to specialists who significantly depend on in-office testing and diagnostics for their livelihood. We plan to use these factors to help create partnerships with a high level panel of KOL’s who would serve as key advocates of our technology.

Given the lack of scientific data involving minimally-invasive approaches in skin allergy testing, we plan to publish a vetted “white paper” that gains credibility and creates scientific interest from KOL’s. Additional work done in collaboration with the KOL’s will be presented as a peer-review document in journals like Journal of Allergy and Clinical Immunology, American Journal of Immunology, International Journal of Allergy and Immunology, European Academy of Allergy and Clinical Immunology etc. In parallel, selected KOL’s and SensiVida representatives can jointly make presentations and participate in “Poster Sessions” in key allergy and immunology conferences. This will provide an excellent opportunity to disseminate technical and company literature such as laminated copies of key charts and graphs from the “white paper”, FDA clinical data summary, and information presenting expected improvements in Allergists’ profitability. These will be subtle messages, while the key focus would be to present the benefits of our system. The one-on-one interaction with practitioners will also provide the opportunity to gather names and contact information to collect as potential customer leads.

Since the number of U.S. Allergists is relatively small, a direct mailing campaign will be mounted that communicates the efficacy of  our system as well as the relative profitability of the practitioners who adopt our system. Full-page ads in trade magazines or newspapers that coincide with FDA approval will also enhance customer awareness.
The primary positioning of our product is threefold: a) practice building for Allergists, b) pain-free Allergy testing for the patients, and c) accuracy, reliability, and standardization. Tag lines include: “A new era of allergy testing”, “The new standard of care”, “Automatic digital patient records”. An important element of the marketing plan will be to communicate financial benefits of the SensiVida Allergy Test to the practitioner.

Product adoption will largely depend on acceptance of key basic premises behind our Allergy test. In addition to clinical issues and cost, human factors aspects of the Value Proposition such as ease of use, reliability, and productivity will strongly influence adoption, especially early in the market cycle. For this reason, our sales and marketing plan includes a mobile sales team that visits doctors’ offices to demonstrate the product, thus allowing them to become familiar with the user-friendly software and system. Leads resulting in customer visits will be harvested from the various marketing activities described above as well as regional business research and teleprospecting. Given the relatively small revenue of our hardware and software compared to the consumable revenue stream, the sales pitch will emphasize minimal adoption cost and rapid increase in the physician’s profitability. The low unit manufacturing cost of the hardware  and software allows us to offer these at no cost to minimize adoption barriers. Promotional literature estimating average gains in productivity and profitability will also be widely distributed.

Following purchase of our system, consumable cartridges will be made available to Allergists through web or catalog sales, providing pricing advantages if done on a subscription basis. These channels for purchasing consumables and supplies are familiar to Allergists who routinely purchase allergen extracts, controls, and lancets in this manner. Our website, customers, and sales team will be connected by a Customer Relationship Management system (CRM) to optimize sales effectiveness, customer satisfaction, and retention.  Product upgrades, new product/services, usage tips, training, and other services that can retain customers and expand customer base can be effectively marketed when customers buy consumables through our web or catalog.

Our second product (launch 2012) is a screening test provided at retail clinics that targets the estimated 32M US patients that go untested each year. The low cost, simplified allergy screening test includes 15 broad spectrum allergens that will provide a, convenient option for today’s undiagnosed allergic patients. Retail clinics are an attractive channel for the SensiVida Allergy Screen Test. Facilities such as MinuteClinics, RediClinics, and Take Care Health are growing nationwide at rapid rates, already providing 1000’s of sites with in-place capabilities for SensiVida’s simple screening test. A recent announcement by MinuteClinic (CVS) of a $60 in vitro allergy screen test validates that interest and need are there, in spite of the fact that in vitro is a more expensive, less immediate, and non-reimbursable option. The retail clinic allergy test can be either referred by the PCP or provided as walk-in business.

Our allergy screening test will have automated image analysis capability, providing data in digital pictorial/tabular formats and hard copy (will help transition from paper to digital record keeping). Convenient file sharing capabilities will be integrated in the software allowing clinics to share their results with PCP’s and insurance companies productively, securely, and in a timely manner. Prior acceptance of our test by the specialist community, will aid adoption of the screen product by one or more of the major retail clinics. By product introduction planned for 2012 (a year following the Allergist product) the expected reach of retail clinics will substantially satisfy the needs of the target population. Furthermore, retail clinics will likely drive their own advertising campaigns to the general public through their extensive channels.

Due to our test automation and simplicity, the need for highly specialized nursing staff is obviated. Furthermore, the reduced test cycle time (12 minutes vs. 35 minutes) has significant impact on patient throughput and profitability. The clinic profitability of approximately 50% EBIT takes into account increased test productivity and somewhat reduced labor costs compared to the Allergist practice. We believe that our test provides a very profitable opportunity for the clinics and a low cost (potentially reimbursed), painless option for allergy patients.

As we progress in the allergy test market, we will seek to expand its business into other markets that highly leverage its core technology. Most notably, glucose and blood monitoring products will be explored for future business expansion and growth in subsequent years. Although the company will aggressively focus on allergy testing, a number of patents based on our core microlancet and image processing technology have been filed that should provide the company significant future market options and growth opportunities.

Competitive Landscape

Although it is highly labor intensive and subject to operator variability, the Skin Prick Test is still the gold standard and the most widely used test in the U.S. Some of its advantages are: 1) highest positive predictive value, 2) immediate results and, 3) low cost. One major negative is that the test can be traumatic to the patients, especially children. our product automates this labor intensive test, taking the subjectivity out of the equation and making the testing experience significantly less traumatic to patients. While in vivo Skin Prick Tests dominate in the U.S., in vitro tests such as RAST, MAST, ELISA, ImmunoCAP are also used. The advantage of in vitro tests is that a small amount of blood can be drawn at any location without minimal trauma and results come back as quantitative data versus the subjectivity of the Skin Prick Test. On the negative side, test results are not immediately available, costs are high, and tests are still subject to false positives or negatives. The position of allergy specialists in the U.S. relative to in vivo (skin test) and in vitro testing is summarized below:

"In vivo tests, most commonly skin tests, are viewed by many as the most relevant indicator of IgE antibody since they involve direct observation of a biological response in the patient. It remains the primary method used by Allergists to detect IgE antibody, because of its sensitivity, specificity, speed, cost effectiveness, and ease of performance."
American Academy of Allergy Asthma and Immunology Work Group Report: Allergy Diagnosis in Clinical Practice, November 2006

"Skin tests with allergens represent the primary diagnostic tool in determining atopic status. Prick tests are the most commonly used for diagnostic purposes. Their characteristics–simplicity, rapidity of performance, low cost, and high sensitivity–explain their key position... Measurement of specific IgE in serum (in vitro) does not surpass skin tests and is more expensive."
Global Strategy for Asthma Management and Prevention: NIH Publication 02-3659 update, 2005

"Skin testing remains the principal tool in the determination of the presence of allergic sensitization. Reliability of skin testing and understandable documentation of test results are important when a patient is being evaluated by an Allergist and when a patient changes Allergists... almost all Allergists (in their survey) performed Skin Prick Testing (98.7%)"
Skin Testing: a Survey of Allergists, Oppenheimer et al, Ann. Allergy Asthma Immunol. 2006;96:19–23.

For these reasons, U.S. insurance providers generally do not cover in vitro tests, except for special cases (e.g. patients with delicate skin, infants). Another issue slowing adoption in the U.S. is that in vitro testing bypasses the Allergist’s revenue source by outsourcing this profitable part of their business. On the other hand, an analysis of Allergists’ cost structure reveals that our system should be financially attractive and supportive of their profession.

Feedback regarding the Sensivida Allergy Test from some independent and internationally known medical research professionals, as well as Key Opinion Leaders from the field of allergy and immunology has provided valuable insights regarding the Value Proposition to the Allergist. A sampling of their commentary is provided below:
“… a good market niche exists for a fully automated allergy testing system, particularly if it has benefits for the patient and physician related to cost, time, and clinical usefulness.”
“… a good imaging subsystem can circumvent some of the most difficult parameters of allergy testing to overcome…”

“…The company (SensiVida) has identified a significant market opportunity.”
“…(current) skin testing is embarrassing- anything that’s going to standardize, is reproducible, and quantifiable will be great.”
“…Clearly opens up skin testing for kids.”

Market participants in allergy testing include Alk Abello, Greer, Hollister-Stier, Allergy Labs of Ohio, Lincoln Diagnostics for in vivo testing, and Phadia for in vitro testing. In spite of the number of participants, no offering such as SensiVida’s digital allergy test that overcomes shortcomings of skin tests while providing objectivity of in vitro tests (at a lower cost and with immediacy) is available.

Due to its large business potential, many companies, large and small, are pursuing less invasive, continuous, automated ways to sample glucose and other blood chemicals. A sampling of the various technologies is given below:

-	Subcutaneous “CGM”: sensor inserted into abdomen like infusion set
-	NIR in vivo: spectral analysis of near infrared by implanted sensor
-	NIR ex vivo: spectral analysis of near infrared scattered from skin
-	Ophthalmic: Spectral/fluorescence by retina or aqueous humor
-	Impedance analysis: glucose migrates to skin‐ impedance analysis
-	Ultrasonic: glucose diffusion through skin produced by ultrasound
-	Photoacoustic: IR light pulse into skin produces acoustic signal
-	Sampling: Small amount of blood/interstitial fluid drawn for analysis

Although many of these technologies have been investigated for many years, only subcutaneous CGM’s has been granted FDA approval. Even those methods marketed by companies like Dexcom, Medtronics, and Abbott, have a ways to go before they achieve therapeutic accuracy and do not require excessive calibration.

Developed and proposed methods found in the literature to monitor blood chemistry suffer from a number of disadvantages. The standard fingerstick test requires the use of a lancet that pierces the skin and is able to draw blood for subsequent measurements. Unfortunately, this process is not only invasive, but inconvenient as well. Furthermore, fingerstick-based monitors provide periodically sampled measurements of the subject’s blood chemistry even though glucose levels may be fluctuating rapidly between readings. Non invasive optical approaches are being investigated that are continuous and non-invasive but suffer from calibration problems and day-to-today subject variation. Implantable devices could be continuous but are prone to a process known as bio-fouling, poor calibration, and periodic replacement needs.

Technical literature suggests that there are companies that are pursuing “microneedle-based” technologies capable of sampling minute quantities of blood or interstitial fluid with minimal impact or pain to the subjects. In spite of this advantage, microneedle systems described in the literature are still somewhat invasive since they extract blood from the patients for the measurements or reside long term as in vivo sensors. In vivo devices are also hampered by bio-fouling, long start-up times, and require frequent calibration or device replacement.

In view of the above information, our primary advantages that set it apart from other automated/minimally invasive monitors are in the following four areas:
•	It is a true chemical analysis- potentially accurate as fingerstick test
•	Less prone to calibration problems than optical or implanted devices
•	No blood is extracted- test is done in vivo
•	Each microlancet is used for only a short time- no biofouling

Our optical biopsy Intellectual Property offers some unique advantages over other technologies from Given Imaging, Olympus Optical LTD, and Smart Pill Corporation. Each company offers a product supported by a different technical platform and with inherently different capabilities. Given's PillCam involves recorded optical imaging and analysis, Olympus Optical LTD's EndoCapsule involves real-time optical imaging, transmission and analysis, and SmartPill involves chemical analysis of tissue as opposed to optical imaging. Based on in-depth market and technology review (see 8-K Mar. 26, 2006) we believe that a photonics technical platform of optical biopsy (CPE) introduces a new, and capable concept for the emerging endoscopic ingestible pill market that may be of interest to other market players (See CITIGROUP/Smith Barney Analyst Report 10-1-2004 by Peter Bye. Page 20 Mediscience-Infotonics).

Intellectual Property

We have secured a worldwide exclusive license to 8 minimally-invasive in vivo diagnostics patent applications, including a number of PCT and European filings (see Patent list). In addition to allergy testing and glucose monitoring using microlancet technologies, coagulation monitoring for patients on blood thinners (e.g. Coumadin), cholesterol and other blood chemistry. There can be no assurance, however, that any pending patent applications will issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights.

On April 14, 2003 we secured the exclusive world-wide license for US patent "Stokes-Shift Fluorescence Spectroscopy for Detection of Disease and Physiological State of Specimen". The patent was filed under the Patent Cooperation Treaty ("PCT") (1970) for EU approval on January 23, 2004 and continues in that process.

October 18, 2005 Mediscience secured the exclusive world-wide license rights for US patent disclosure US 60/725,670 "Phosphorescence and Fluorescence Spectroscopy for Detection of Cancer and Pre-Cancer from Normal/Benign regions" Dr. Robert Alfano and Mediscience believe that all recent filings plus Mediscience’s achieved IP claims in totality inter-relate in the process of non-invasively detecting cancerous tissue within the body and on issuance would extend the Company's core IP technology 17+ yrs expanding, maintaining and continuing Mediscience’s IP leadership in the Optical Biopsy field. Mediscience regards this accumulated and related patent cluster as pioneering, blocking and dominant in its area of cancer and physiological change diagnosis both in-vivo and in-vitro. (see Patent list infra.)

EU Patent Cooperation Treaty

We are seeking patent protection simultaneously in each of a large number of western European countries by filing an "international" patent application. The application is subjected to an "international search”. The search results in an "international search report," a listing of the citations of such published documents that might affect the patentability of the invention claimed in the application. The ISA also prepares a written opinion on patentability. The report and the written opinion are communicated to the applicant for his decision to continue or not in the process. The medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products, and processes because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace. We either own or hold exclusive licenses to 28 U.S. patents, plus 1 in Japan, for a total of 29. There can be no assurance, however, that any pending patent applications will issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending patent applications will not be challenged or circumvented by competitors, or that the rights granted there-under will provide us a competitive advantage.

We also rely on trade secrets and know-how to protect in part, through the use of Confidentiality Agreements. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and know-how will not otherwise become known to or independently developed by competitors.

Our Patents

WePatents secured from the CUNY Research Foundation:

US Patent Medical Diagnostic Optical Technology US Patent Pending "Stokes-Shift Fluorescence spectroscopy for detection of disease and physiological state of specimen" discussed above.

#5,261,410, November 16, 1993, “Method for determining if a Tissue is a Malignant Tumor Tissue, a Benign Tumor Tissue, or a Normal Benign Tissue using Raman Spectroscopy”

#5,293,872, March 15, 1994, “Method for Distinguishing between Calcified Atherosclerotic Tissue and Fibrous Atherosclerotic Tissue or Normal Cardiovascular Tissue Using Raman Spectroscopy”

#5,348,018, September 20, 1994, “Method for determining if Tissue is Malignant as opposed to Non-Malignant using Time-Resolved Fluorescence Spectroscopy”

#5,413,108, May 9, 1995, “Method and Apparatus for Mapping a Tissue Sample for and Distinguishing Different Regions thereof based on Luminescence Measurements of Cancer-indicative Native Fluorophor”

#5,467,767, November 21, 1995, “Method for Determining if Tissue is Malignant as opposed to Non-Malignant using Time-resolved Fluorescence Spectroscopy”

#5,635,402, June 3, 1997. “Technique for Determining whether a Cell is Malignant as opposed to Non-malignant using Extrinsic Fluorescence Spectroscopy”

#5,849,595, December 15, 1998, “Method for Monitoring the Effects of Chemotherapeutic Agents on Neoplasmic Media”

 #5,983,125, November 9, 1999, “Method and apparatus for in vivo examination of subcutaneous tissues inside an organ of a body using optical spectroscopy”

 #6,006,001, December 21, 1999, “Fiber optic assembly useful in optical spectroscopy”

#6,080,584, June 27, 2000, “Method and apparatus for detecting the presence of cancerous and precancerous cells in a smear using native fluorescence spectroscopy”

#6,091,985, July 18, 2000, “Detection of cancer and precancerous conditions in tissues and/or cells using native fluorescence excitation spectroscopy”

#5,371,368, December 6, 1994, “Ultrafast Optical Imaging of Objects in a Scattering Medium”

#5,625,458, April 29, 1997, “Method and System for Imaging Objects in Turbid Media using Diffusive Fermat Photons”

#5,644,429, July 1, 1997 (see #5,371,368),” 2-Dimensional Imaging of Translucent Objects in Turbid Media”

5,710,429, January 20, 1998, “Ultrafast Optical Imaging of objects in or Behind Scattering Media”

#5,719,399, February 17, 1998, “Imaging and Characterization of Tissue based upon the Preservation of Polarized Light transmitted therethrough”

#5,799,656, September 1, 1998, “Optical Imaging of Breast Tissues to enable the Detection therein of Calcification Regions Suggestive of Cancer”

#5,813,988, September 29, 1998, “Time Resolved Diffusion Tomographic Imaging in Highly Scattering Turbid Media”

#5,847,394, December 8, 1998, “Imaging of Objects Based upon the Polarization or Depolarization of Light”

#5,931,789, August 3, 1999, “Time-resolved diffusion tomographic 2D and 3D imaging in highly scattering turbid media”

# 6,208,886 B1, March 27, 2001, “Non-linear optical tomography of turbid media”

# 6,215,587, April 10, 2001, “Microscope imaging inside highly scattering media”

The Company and CUNY Research Foundation have been diligent in the payment of maintenance obligations to the US Patent Office during the life of each of the Company's significant patents.

Patent applications exclusively licensed from the Infotonics Technology Center:

“Minimally Invasive Allergy Testing Systems and Methods”, PCT/US2006/026774, US Non-provisional app. 11/995,366

“Minimally Invasive Allergy Testing System with Coated Allergens”, PCT/US2007/061604

“Allergy Testing Cartridge with Coated Allergens”, PCT/US2007/061601

“Compact Minimally Invasive Biomedical Monitor”, US Non-provisional app. 11/754,987, PCT/US08/65024

“Blood Monitoring Systems and Methods”, US Non-provisional app. 11/279,290, European application EP 06 749 731.3

“MEMS Interstitial Prothrombin Time Test”, US Non-Provisional app. 12/189,509

Patents filed by and assigned to SensiVida Medical Technologies:

“Improved Compact Minimally Invasive Biomedical Monitor Using Image Processing”, US Provisional 61/276116

“Remote Automated Skin Testing System”, US Provisional filed 5/3/2010

Third Party Reimbursement

We will ultimately seek reimbursement from third-party payers, primarily in the United States, through Federal, State, Medicare, Medicaid and private health insurance plans, and in other countries, typically national government sponsored health and welfare plans. Such reimbursement will be subject to the regulations and policies of governmental agencies and other third-party payers. Reduced governmental expenditures in the United States and in other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what, if any changes, may be forthcoming in these policies and procedures, nor the effect of such changes on our business potential of our screening and diagnostic technology.

Our has recently contracted Scott Taylor Associates Inc., a Newbury Massachusetts-based firm, to conduct a set of marketing studies and interviews with leading payers/HMO’s. Feedback from payers will be used to refine the Company’s reimbursement strategy and ascertain what if any changes to current reimbursement guidelines would be required relative to today’s Skin Prick Test (SPT). We believe that our allergy test provides a positive Value Proposition to payers based on the following: 1) improved accuracy over SPT may reduce need for re-testing or inappropriate therapy (both increase reimbursement expense), 2) lower allergen concentration and dosage may reduce risk of test complications such as anaphylaxis, 3) creation of accurate electronic medical records at minimal cost increases operation efficiency and better ascertains patients’ allergic profile with time.

Other Technologies and Other Applications

In addition to our developments in native tissue fluorescence spectroscopy we have also invented certain other potentially useful diagnostic optical imaging technology. The optical imaging technology uses laser light to image dense tissues by capturing the early photons of light shown through the imaged tissue and gating off the scattered, later arriving light, which reduces the interference and results in clearer images than can be traditionally be seen using currently available optical imaging technologies, such as, computed tomography scanning or x-rays or mammograms. Our Patents Mediscience’s inter-related IP patent cluster acquired through contract with the Research Foundation City University of New York (RFCUNY), see 8-K filed June 1, 2002, Attachment "A" MTC Licensed/Funded Patents:

Employees

As of May 31, 2010, we had one full-time employee, one part time employee, and a number of contracted workers. None of our employees are covered by collective bargaining agreements and none are represented by labor unions. We believe that relations with our employees and contractors are good.

Scientific Staff and Medical Advisors

We have assembled a group of experienced technology and industry experts to provide critical review and analysis of product development programs and to serve as a source of information on new and existing product ideas, new technologies and current research activities. We also believe that we have attracted accomplished scientists, engineers, and clinicians who will help guide us in product development and at gaining regulatory approval for commercial applications of our diagnostic technology. They will also be called upon to advise us about priorities and unmet needs in their respective disciplines and in matters such as physician's habits and preferences that would bear on product design and configuration.

Key people are:

•	Jose Mir: President, President, CTO

Over 30 years experience managing innovation and New Business Development. Co-founder of Eastman Kodak’s new business incubator. GM of $15M digital motion picture business. Director of Infotonics Biomedical Initiatives. SensiVida Medical Systems founder. 70+ patents and publications.

•	David R. Smith, Chairman

Former CEO, Chairman and Founding Member of Infotonics Technology Center, Inc. from 2002 to 2008. Director of Engineering and Technology at Eastman Kodak. 35 years of diverse technology development experience. Board Chair of Optoelectronic Industry Development Association.

•	John Condemi, M.D.: Medical Advisor (Independent)

President of the Allergy Asthma Immunology of Rochester (AAIR) and Director of the Clinical Research Department and Infusion Center. Fellow of all major allergy/immunology societies. Over 90 technical papers, 23 chapters, 350 clinical studies.

•	Scott Taylor: FDA and Reimbursement Advisor (Independent)

Has more than 15 years consulting experience with Diagnostics, Medical Device, Point-of-Care Testing (POCT), and Pharmaceutical companies facilitating FDA approval process, reimbursement issues, and CPT Codes. President and CEO of Scott Taylor Associates.

•	John Agostinelli

Ph.D (Univ. of Rochester) in Optics. Research Fellow at Kodak and Chief Technologist at Kodak’s Display Research Center. A Kodak “Elite Inventor”. Over 70 patents issued and pending.

•	Larry DeMejo

PhD. (U. Mass.) in Polymer Science and Engineering. Developed and scaled up impact resistant composites at General Electric. Expertise in adhesion of small particles on surfaces. Developed Kodak’s ink jet media technology and novel protective overcoats. Over 80 patents and publications.

•	Margy Lydon

M.S. Materials Science and Engineering (RIT). Senior level manager with over 20 years experience in operations management, product development in the medical device field. Former GM of Angiotech BioCoatings, Vice President of Operations and Product Development STS Biopolymers.

•	Scott Rosebrough

PhD. (Univ. of Rochester) in Pharmacology. Product development experience in Medical Devices including Director of drug delivery coatings at Angiotech. Medical Device start ups, including Quality Assurance and Regulatory Affairs.

•	John Spoonhower

PhD. (Cornell) in Applied and Engineering Physics. Creator of several multi-hundred million dollar business enterprises at Kodak. Former Managing Director of Kauffman Foundation Innovation interface at Cornell – a multi university project to investigate new businesses at Cornell and MIT. 56 patents and several pending

Item. 1A.	Risk Factors

The following risk factors should be considered carefully in addition to the other information presented herein:

WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

Because limited historical information is available on our revenue trends and operations, it will be difficult for you to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by slow adoption, competition and a high failure rate.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through private placements and available university matching funds. Any failure of such funding to take place or to be in an amount sufficient to commercialize our technology may compel us to find other collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources will limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures. We bear responsibility for all aspects of our Minimally-Invasive Diagnostic Platform Technology and its product line consisting of Allergy Test System, Glucose and Blood Diagnostic Test System, and its Optical Biopsy Pill products (early development done jointly with the research of our collaborative equity partner, Infotonics Technology Center). We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources may not be sufficient to fund our operations to the point of commercial introduction of our diagnostic products. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources and if we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets.

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

In order for us to market our products in the United States, we must obtain continued clearance or approval from the Food and Drug Administration. We cannot be sure that we or any collaborative partners will make timely filings with the FDA; that the FDA will act favorably or quickly on these submissions; that we will not be required to submit additional information or perform additional clinical studies; that we would not be required to submit an application for IDE as described below; or that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval. The IDE approval process  can take several years from initial filing and require the submission of extensive supporting data and clinical information clinical study data. The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a pre-market notification or approval of a pre-market approval application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier pre-market approval process, could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT THE PROPRIETARY INFORMATION ON WHICH WE BASE OUR PRODUCTS.

Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to possibly license from others patents and patent applications necessary to develop products. If any of our patent applications are not allowed, patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products were to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors. We have been issued, or have rights to, 28 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 10 patents (including those under license) that are still pending. One or more of the patents we hold directly or license from third parties, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. We have contract obligations to financially maintain these patents with periodic payments to the United States, Japan and European Union patent offices which could be unmet jeopardizing our existing rights. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute interference proceedings. The defense and prosecution of intellectual property suits, Patent and Trademark Office proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

WE ARE CURRENTLY DEVELOPING OUR CURRENT PRODUCT LINE INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH MAY REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

We are also currently seeking direct funding for and expect to commercialize our products independently of any collaborative partner. These activities will require development of partnerships and/or additional resources and capital that we will expect to be provided through this Offering. There is no assurance that we will be able to raise sufficient capital through the Offering or attract and retain skilled personnel to enable us to finish development, launch and market these products.

BECAUSE OUR PRODUCTS, WHICH USE DIFFERENT TECHNOLOGY OR APPLY TECHNOLOGY IN MORE INNOVATIVE WAYS THAN OTHER MEDICAL DEVICES, ARE OR WILL BE NEW TO THE MARKET, WE MAY NOT BE SUCCESSFUL IN LAUNCHING OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

Our products are based on new methods of in vivo diagnostics analogous to Skin Prick Allergy Testing (SPT), glucose monitoring, and endoscopy. If our products do not achieve significant market penetration, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have not been used by anyone, and no  independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

The medical device industry in general and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, and manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. Furthermore, if our products are not available at competitive prices, health care providers, and health insurance companies who are subject to increasing pressures to reduce costs may not elect to purchase or reimburse them. Accordingly, competition in this area is expected to increase. Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive monitoring, or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially render our products obsolete.

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 58.1% of our outstanding common stock as of June 15, 2010. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property

Our corporate headquarters are located in Henrietta, New York. We have a  month-to-month lease with Rochester BioVentures Center, a 40,000 square feet facility containing office and laboratory space. The Company utilizes the Center’s conference, phone, internet, utilities as well as a 200 square foot wet lab space for its dedicated work.  We believe that our current facility adequately provides for our operations, but as more employees and contractors are hired, we expect to require additional laboratory and office space for sales, marketing and business development.

Item 3.	Legal Proceedings

We have been sued  by Dr. Robert R. Alfano in a case styled Robert R. Alfano v. SensiVida Medical Technologies, Inc., C.A. No 09 CV 8753 (SDNY 2009). Dr. Alfano alleges that he is owed $1,487,053 in consulting fees in connection with a consulting agreement that he claims we breached.  Dr. Alfano also is claiming that he is owed 132,000 post reverse split shares of our common stock under the terms of alleged various anti-dilution agreements with us. We have filed an Answer and a Motion to Dismiss which is scheduled to be heard by the court in June 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is traded under the symbol "SVMT" on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid for our common stock for the periods set forth below as reported by the OTC Bulletin Board.  Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.  The prices reflect our 10-to-1 reverse stock split effected on May 18, 2009.

	High	Low
3/1/2009 through 5/31/2009	$2.00	$0.62
6/1/2009 through 8/31/2009	1.05	0.25
9/1/2009 through 11/30/2009	0.79	0.51
12/1/2009 through 2/29/2010	0.54	0.11

3/1/2008 through 5/31/2008	$0.10	$0.06
6/1/2008 through 8/31/2008	0.20	0.05
9/1/2008 through 11/30/2008	0.10	0.04
12/1/2008 through 2/28/2009	0.14	0.03

Holders

As of June 16, 2010, there were approximately 663 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity compensation plans. Our 1999 Stock Incentive Plan effective as of April 1, 2003 (the "1999 Plan") provides for the issuance of up to 300,000 incentive and non-qualified stock options, stock appreciation rights and shares of common stock to our eligible employees and consultants and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan effective as of February 17, 2004 (the "2003 Plan," and together with the 1999 Plan, the "Stock Option Plans") provides for the issuance of up to 700,000 non-qualified stock options, stock purchase warrants and shares of common stock to our eligible employees and consultants. Each of the Stock Option Plans was approved by our Board of Directors and ratified by the holders of a majority of our issued and outstanding shares of common stock within 12 months of such board approval. The following table presents certain information relating to outstanding awards and shares available for future grant under our Stock Option Plans in accordance with Item 201(d) of Regulation S-K.

Equity Compensation Plan Information [PLEASE UPDATE]

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	30,000	$10.00	670,000

Equity compensation plans not approved by security holders	—	—	N/A
Total	30,000	$10.00	670,000

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K has been previously included in one or more current reports on Form 8-K filed by the Company.

Item 6.	Selected Financial Data

        We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to paragraph (c) of Item 301 of Regulation S-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

Results of Operations

Year Ending February 28, 2010 Compared to
Year Ending February 28, 2009

Revenues

We had no revenues during the years ending February 28, 2010 and February 28, 2009.  Our prior focus was our continued development of our light-based technology, however, effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $16,000, or 1%, during the current year ended February 28, 2010 as compared to the year ended February 28, 2009.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $387,000 increased approximately $44,000 over the prior year period, as a result of the employment agreements of the new CEO, CTO and Chairman of the Board.  The increase was partially offset by the voluntary termination of Mr. Katevatis’ employment agreement. In addition, professional fees increased approximately $73,000 during the current year, primarily due to the increased professional activities associated with the merger and related matters. In October 2009, a civil action was entered against the company by Dr. Robert Alfano.  The litigation centers around payment for accrued consulting fees and expenses totaling approximately $1,490,000.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and the transfer of his former Mediscience Technology Corp. stock into SensiVida Medical Technologies, Inc. stock.  The Company does not believe the case has merit and has filed a Motion to Dismiss.  The Company intends to vigorously defend these claims.  Also, adding to the increase in general and administrative expense was approximately $187,000 of amortization costs associated with the Company’s intellectual property.  As an offset to the increases, there was a decrease in financial service (bridge fees and related costs) totaling approximately $284,000 along with a decrease in other general and administrative expenses approximating $4,000.

Product Development Expense

Product development expense increased approximately $79,000, or 39%, during the current year ended February 28, 2010 when compared to the prior year ended February 28, 2009.  The increase is due to allergy research being conducted in Rochester, NY, by the Company and its consultants.

Cancellation of Indebtedness

The Company has written off certain accrued consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of February 28, 2010 of approximately $3,366,000 compared to a deficiency of approximately $5,841,000 at February 28, 2009 representing a decrease in the deficiency of approximately $2,475,000 for the current year ended February 28, 2010.  The decrease in the deficiency consisted of a decrease of approximately $82,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $2,557,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  In addition, certain note holders converted $1,205,000 of note principal and $249,325 of accrued interest into common stock of the Company.  The current deficiency in working capital is primarily represented by accounts payable, accruals for professional fees, consulting, salaries and wages and convertible debt.  Subsequent to the Company’s February 28, 2010 fiscal year end, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is also at $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded $1,400,000.

Our ability to continue our operations is largely dependent upon obtaining regulatory approval for the commercialization of our diagnostic technology for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing and cholesterol monitoring.  There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted.  We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions.  We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of our technology.  Such arrangements, if established, may include up-front payments, sharing of sales revenues after deduction of certain expenses, and/or product development funding.  Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications.  While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources needs for the short term from the private placement of our securities and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis, if at all.  In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations.  Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for our products; (iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co-promotion arrangements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncement

Reference is made to the summary or significant accounting policies included in the consolidated financial statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

        We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, and we are not required to make the disclosures required by this item pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SensiVida Medical Technologies, Inc.
77 Ridgeland Rd.
Henrietta, New York

We have audited the accompanying consolidated balance sheets of SensiVida Medical Technologies, Inc. and subsidiaries, (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SensiVida Medical Technologies, Inc. and subsidiaries as of February 28, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company has no revenues, incurred significant losses from operations, has negative working capital and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.   The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
June 16, 2010

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$12,002	$76,797
Prepaid Expenses and Other Current Assets	-	17,262
TOTAL CURRENT ASSETS	12,002	94,059
PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation of $207,322 (2010) and
$207,322 (2009)	-	-
OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization
of $187,237 (2010) and $-0- (2009)	2,621,327	-
Deferred Costs	49,167	130,547
Other Assets	3,016	2,800
Restricted Cash	18,727	-
TOTAL ASSETS	$2,704,239	$227,406
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036 for 2010 and 2009, respectively	$451,500	$1,570,464
Other Loans Payable	99,828	-
Accounts Payable	255,189	73,895
Officer Loan Payable	5,524	-
Accrued Liabilities	2,315,680	4,140,431
Preferred Stock Subscribed	250,000	150,000
TOTAL CURRENT LIABILITIES	3,377,721	5,934,790
TOTAL LIABILITIES	3,377,721	5,934,790
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock - $.01 par value, 5,000 shares
authorized, -0- shares issued and outstanding in 2010 and
2009 respectively	-	-
Common Stock - $.01 par value, 19,995,000 shares authorized,
15,980,612 and 7,123,241 shares issued and outstanding in
2010 and 2009, respectively	159,806	71,232
COMMON STOCK SUBSCRIBED	140,800	-
ADDITIONAL PAID-IN CAPITAL	34,153,453	27,784,596
ACCUMULATED DEFICIT	(35,127,541)	(33,563,212)
TOTAL STOCKHOLDERS' DEFICIT	(673,482)	(5,707,384)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,704,239	$227,406

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 28, 2010 AND 2009

	2010	2009
SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
GENERAL AND ADMINISTRATIVE EXPENSE	1,094,041	1,078,416
RESEARCH AND DEVELOPMENT EXPENSE	278,536	199,880
TOTAL EXPENSE	1,372,577	1,278,296
LOSS FROM OPERATIONS	(1,372,577)	(1,278,296)
OTHER INCOME (EXPENSE)
Cancellation of Indebtedness	43,597	-
Interest Income	86	4,380
Interest Expense	(149,399)	(190,751)
Accretion of Discount on Convertible Debt	(86,036)	(721,434)
Total Other Income and (Expense)	(191,752)	(907,805)
NET LOSS	$(1,564,329)	$(2,186,101)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.112)	$(0.319)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$13,984,738	$6,845,941

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED FEBRUARY 28, 2010 AND 2009

	Preferred Stock		Common Stock			Common
	Number		Number		Additional	Stock	Accumulated
	of Shares	Amount	of Shares	Amount	Paid-in Capital	Subscribed	Deficit

BALANCE AT FEBRUARY 29, 2008	-	$-	6,725,099	$67,251	$26,999,821	$-	$(31,377,111)

Issuance of stock - anti-dilution rights	-	-	53,491	535	(535)	-	-
Issuance of stock - services	-	-	314,651	3,146	217,110	-	-
Issuance of stock - future consulting services	-	-	30,000	300	29,700	-	-
Discount on debt due to beneficial conversion option	-	-	-	-	538,500	-	-
Net loss for the year ended February 28, 2009	-	-	-	-	-	-	(2,186,101)

BALANCE AT FEBRUARY 28, 2009	-	-	7,123,241	71,232	27,784,596	-	(33,563,212)

Common stock subscribed	-	-	-	-	-	140,800	-
Acquisition of SensiVida Medical Systems, Inc.	-	-	3,333,333	33,334	2,717,999	-	-
Common stock issued in cancellation of shareholder debt	-	-	1,172,510	11,725	2,135,462	-	-
Conversion of debt and acrrued interest	-	-	4,155,222	41,552	1,412,773	-	-
Cancellation of fractional shares as a result of reverse stock split	-	-	(27)	-	-	-	-
Common stock issued for future services	-	-	150,000	1,500	76,000	-	-
Common stock issued for services	-	-	46,333	463	26,623	-	-
Net loss for the year ended February 28, 2010	-	-	-	-	-	-	(1,564,329)
BALANCE AT FEBRUARY 28, 2010	-	$-	15,980,612	$159,806	$34,153,453	$140,800	$(35,127,541)

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,564,329)	$(2,186,101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	187,237	345
Amortization of deferred costs	158,880	178,642
Accretion of discount on convertible debt	86,036	721,434
Common stock issued for services	27,086	220,256
Subtotal	(1,105,090)	(1,065,424)
Changes in assets and liabilities
(Increase) decrease in assets
Prepaid expenses	17,262	43,681
Other assets	(216)	(1,000)
Restricted Cash	(18,727)	-
Increase (decrease) in liabilities
Accounts payable	181,294	(54,752)
Accrued liabilities	569,882	342,210

Net cash used in operating activities	(355,595)	(735,285)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	-	538,500
Subscription for convertible debt	100,000	150,000
Proceeds from common stock subscribed	140,800	-
Increase in other loans payable	50,000	-

Net Cash provided by financing activities	290,800	688,500

NET DECREASE IN CASH	(64,795)	(46,785)

CASH - BEGINNING OF YEAR	76,797	123,582

CASH - END OF YEAR	$12,002	$76,797

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued in acquisition of intellectual property and other liabilities (Note 10)	$2,751,332	$-
Common stock issued for future services	$77,500	$30,000
Common stock issued - anti-dilutive rights	$-	$535
Discount on debt due to beneficial conversion option	$-	$538,500
Retroactive adjustment for 10 for 1 reverse stock split related to common stock and additional paid in capital	$-	$577,155
Common stock issued in conversion of debt and accrued interest	$1,454,325	$-
Common stock issued in cancellation of shareholder debt	$2,147,187	$-

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The consolidated financial statements include the accounts of SensiVida Medical Technologies, Inc. f/k/a Mediscience Technology Corp. (“SensiVida”) and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. (“Laser”), Photonics for Women’s Oncology, LLC (“Photonics”) and Mediphotonics Development, LLC (“Mediphotonics”), and Bioscopix, Inc. (“Bioscopix”), (collectively the “Company”).   All significant intercompany transactions and balances have been eliminated in consolidation.  Bioscopix and Mediphotonics have been the only active subsidiaries of the Company.

The Company had operated in one business segment encompassing in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc. (Note 10), the Company’s technology now focuses on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

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

Equipment
Equipment is stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Depreciation expense was $-0- and $345 in 2010 and 2009, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Intellectual Property
Intellectual property consists of technology with patents pending approval that was included in the acquisition of SensiVida Medical Systems, Inc. (see Note 10) and is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $187,238 and $-0- for the years ended February 28, 2010 and 2009, respectively.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $278,536 and $199,880 in 2010 and 2009, respectively.

Loss per Common Share
In accordance with FASB ASC 260 (formerly SFAS No. 128), Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for each of the years ended February 28, 2010 and 2009, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
In December 2004, the FASB issued FASB ASC 718 (formerly SFAS 123R), Share-Based Payment.  This statement requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of FASB ASC 718 (formerly SFAS 123R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the years ended February 28, 2010 and 2009.

Concentration of Credit Risk Involving Cash
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year.

Reclassification
The February 28, 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB ASC 820-10 (formerly, SFAS No. 157) establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008.  The Company adopted the standard for non-financial assets and non-financial liabilities on March 1, 2009.  The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 (formerly, SFAS No. 141R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This standard was adopted by the Company beginning March 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 810-10 (formerly, SFAS No. 160) requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 (formerly, SFAS No. 161) is effective for fiscal years beginning after November 15, 2008.  This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance and cash flows.  Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 350-30 and 275-10 (formerly, FSP FAS 142-3) amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 260-10 (formerly, FSP EITF 03-6-1) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.   This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any share-based awards that would qualify as participating securities.  Therefore, application of this standard is not expected to have an effect on the Company’s financial reporting.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

FASB ASC 470-20 (formerly, FSP APB 14-1) will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The adoption of this standard did not have any impact on the Company’s financial statements

FASB ASC 815-10 and 815-40 (formerly, EITF No. 07-5) are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company adopted this standard as of March 1, 2009, and was not required to reclassify any of its warrants as liabilities.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (FSP FAS 157-4) provides additional guidance for Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased.  This standard is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 (formerly, FSP FAS 115-2 and FSP FAS 124-2) amends the other-than-temporary impairment guidance for debt and equity securities.  This standard is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 (formerly, SFA No. 165) is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued.  The standard was adopted for its interim period ending August 31, 2009.  Subsequent events have been evaluated through the date the financial statements were issued.

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

In January 2010, FASB issued ASU No. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash.  The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share  This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  This standard is not currently applicable to the Company.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

As of February 28, 2010, the FASB has issued Accounting Standards Update (ASU) through No. 2010-10.  None of the ASUs have had a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements.  This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-05, Compensation - Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation.  This update codifies Emerging Issues Task Force D-110.  This standard is not currently applicable to the Company.

NOTE 2 – RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $55,000 and $53,139 for the two years ended February 28, 2010 and February 28, 2009, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.  On February 3, 2010, Mr. Katevatis resigned from his legal service agreement.

As part of Mr. Katevatis’ prior employment agreement, the Company paid property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations were located in Mr. Katevatis’ home through November 2008.  Expenses recognized were $1,823 and $18,463 in 2010 and 2009, respectively, and are recorded in general and administrative expense.  In December 2008, the Company leased an office in Henrietta, New York.

See Note 7 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

NOTE 3 – DEFERRED CHARGES

In fiscal 2010 and 2009, the Company issued 150,000 and 30,000, respectively, of fully vested restricted shares of its common stock at fair market value to different consulting groups in exchange for a variety of services to be rendered, over a period of 12 months for matters such as corporate management, marketing opportunities, product development and research, corporate funding and investor relations.  These costs have been capitalized and will be recognized ratably over the terms of the agreements.

Expected future amortization of deferred charges is as follows:

Years Ending
February 28, 2011	$49,167

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2010	2009
Legal and professional fees	$301,247	$182,826
Consulting and university fees	1,397,019	1,440,615
Salaries and wages	346,500	2,148,786
Accrued Interest	178,479	275,969
Other	92,435	92,235
Totals	$2,315,680	$4,140,431

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $65,000 and $46,901 as of February 28, 2010 and February 28, 2009, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of February 28, 2010 and February 28, 2009.

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at February 28, 2010 and February 28, 2009.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Mr. Katevatis of $-0- and $2,110,286 as of February 28, 2010 and February 28, 2009, respectively.

Mr. Katevatis agreed to forebear any and all collection action for accrued fees and salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $0.25 per share.  The option is unlimited in duration.  If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock.  As of February 28, 2009, accrued salary and fees amounted to $2,157,187 for Mr. Katevatis.  As of February 28, 2010, accrued consulting fees and expenses amounted to $1,489,254 for Dr. Alfano.  (See Note 9 - Anti-Dilution Rights).

On March 23, 2009 Mr. Katevatis exercised his option to convert all outstanding salary and fees accrued through November 3, 2008 along with the termination of his employment agreement and anti-dilution rights in exchange for 1,172,510, shares of the Company’s common stock.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $29,000 and $6,000, as of February 28, 2010 and February 28, 2009, respectively.

Accrued salaries and wages include amounts due to Kamal Sarbadhikari, former Chief Executive Officer, of $106,250 and $6,250 as of February 28, 2010 and February 28, 2009, respectfully.

Accrued salaries and wages include amounts due to Jose Mir, current Chief Executive Officer and Chief Technical Officer of $131,250 and $6,250 as of February 28, 2010 and February 28, 2009, respectfully.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $80,000 and $20,000 as of February 28, 2010 and February 28, 2009, respectfully.

Accrued interest includes interest accrued on convertible debt of $141,431 (see Note 5), interest accrued on the preferred stock subscribed of $29,836 (see Note 7) and other debt.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 5 – CONVERTIBLE DEBT AND OTHER DEBTS

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes (“the Notes”) in amounts of not less than $25,000.  The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $656,500 had been raised as of February 28, 2009) or three months after the completion of the initial public offering (“the IPO”) of the shares of BioScopix (now SensiVida Medical Technologies, Inc. as a result of the merger of BioScopix into Mediscience Technology Corp. and subsequent name changes of the Company to BioScopix and then SensiVida Medical Technologies, Inc. (SensiVida), after the merger of BioScopix and SensiVida Medical Technologies, Inc. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of BioScopix (now SensiVida) in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average preceding the effective date of the IPO of SensiVida or (ii) shares of SensiVida at a price equal to 50% of the IPO price of the SensiVida shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes.  In accordance with EITF 00-27 (codified in FASB ASC 470.2), under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $-0-.  On January 29, 2008, the Notes were modified to provide for two additional options.  In addition to options (i) and (ii), holders of the notes may now also convert the notes into (iii) SensiVida stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the SensiVida stock IPO price and (iv) combination of alternatives (ii) and (iii).  The additional options did not require an adjustment to the value of the Notes.

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $86,036 and $721,434 for the fiscal years 2010 and 2009.

Accrued interest payable on the notes as of February 28, 2010 and 2009 was $141,431 and $275,969, respectively.  Interest expense for the years ended February 28, 2010 and 2009 was $149,399 and $190,751, respectively.

Effective April 15, 2008, the first $1,000,000 tranche of the Notes were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable. The January 29, 2008 modification of the Notes provided two additional options of the Note holders as compensation for the delay of the IPO which was expected to take place prior to April 15, 2009.

Effective April 15, 2009, the second tranche of the Notes in the amount of $656,500 were in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.

On July 31, 2009, certain note holders converted the note and accrued interest thru July 31, 2009 into common stock of the Company at the net price of $.35 per share which represents 50% of the opening market value of the stock on this date.   Principal of $1,205,000 and accrued interest of $249,325 were converted into 4,155,222 shares of the Company’s common stock.

As of May 19, 2010, one convertible note holder demanded repayment of principal of $50,000 with a subsequent demand for accrued interest approximating $17,588.  As of June 1, 2010, both principal and interest had been satisfied.  The remaining notes are in default.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 5 – CONVERTIBLE DEBT AND OTHER DEBTS (CONT).

Note Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.   Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition (by the Company) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest will accrue on the balance at a rate of 8% compounded annually.  The Note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at February 28, 2010 and February 28, 2009 was $49,828 and $-0-, respectively. Interest accrued on the note was $4,286 and $-0- as of February 28, 2010 and 2009, respectively.

Loan Payable
On September 1, 2009, the Company borrowed $50,000 from a shareholder.  The loan called for interest at 12% per annum.  The principal and accrued interest was convertible into the company’s common stock at $.66 per share after six months at the discretion of the note holder.  Proceeds of the loan were to be used for the company’s patient allergy clinical trial and related clinical expenses.  As of February 28, 2010, $18,727 of the original loan remains in a restricted cash account for it’s intended use as approved by the lender.  Interest accrued on the note was $2,926 as of February 28, 2010.  Subsequent to year end February 28, 2010, the terms of the loan were modified to provide for an option to convert principal and accrued interest into the preferred stock Series A.  See Note 11 - Subsequent Events.

NOTE 6 - PREFERRED STOCK SUBSCRIBED

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 7 – INCOME TAXES

There is no income tax benefit for operating losses for the years ended February 28, 2010 and 2009 due to the following:

Current tax benefit – the operating losses cannot be carried back to earlier years.

Deferred tax benefit – the deferred tax assets were offset by a valuation allowance required by FASB ASC 740 (formerly known as FASB 109), “Accounting for Income Taxes.”  The valuation allowance is necessary because, according to criteria established by this topic, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The components of the net deferred income tax asset and liability as of February 28, 2010 and February 28, 2009 are as follows:

	2010		2009
Deferred income tax asset:
Net operating loss carryforward		$7,230,294	$7,389,208
Valuation allowance		7,230,294	7,389,208
		-	-
Deferred income tax liability		-	-
Totals	$		$-

As of February 28, 2010 and 2009, the Company has valuation allowances of $7,230,294 and $7,389,208 respectively, which relate to federal and state net operating loss carryforwards.  The change in the total valuation allowance for the years ended February 28, 2010 and 2009 was a (decrease) and increase of ($158,914) and $294,338, respectively.  There were no temporary differences for the years ended February 28, 2010 and 2009. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations.  Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.  As of February 28, 2010 and 2009, the Company has net operating loss carryforwards of approximately $19,414,000 and $19,796,000, respectively for federal purposes and $10,656,000 and 11,087,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

The net operating losses are scheduled to expire in the following years:

	Federal	State
2011	$1,136,000	$850,000
2012	1,556,000	2,358,000
2013	2,636,000	2,197,000
2014	1,128,000	1,399,000
2015	-	2,159,000
2016	-	1,433,000
2017	-	-
2018	-	-
2019 (*)	808,000	-
2020 (*)	943,000	-
2021 (*)	298,000	-
2022 (*)	316,000	-
2023 (*)	182,000	-
2024 (*)	790,000	-
2025 (*)	2,284,000	-
2026 (*)	2,156,000	-
2027 (*)	1,388,000	-
2028 (*)	2,096,000	-
2029 (*)	1,435,000	-
2030 (*)	262,000	260,000
Totals	$19,414,000	$10,656,000

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 7 – INCOME TAXES (CONT.)

(*)   Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 was extended from 15 to 20 years.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of March 1, 2009, the Company had no unrecognized tax benefits, and accordingly, the Company has not recognized any interest or penalties during the year ended February 28, 2010 related to unrecognized tax benefits.  The Company did not accrue for interest or penalties as of February 28, 2010.  The Company does not have an accrual for uncertain tax positions as of February 28, 2010.

The Company files U.S. income tax returns and multiple state income tax returns.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on February 28, 2007 and thereafter are subject to examination by the relevant taxing authorities.

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

In October 2009, a civil action was entered against the Company by Dr. Robert Alfano, alleging that he is owed $1,487,053 in consulting fees and expenses.  The Company had accrued the consulting fees in conjunction with a consulting agreement (Note 4).  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and claims the Company owes him 132,000 shares of common stock (Note 9).  The Company does not believe the case has merit and has filed a Motion to Dismiss.  The Company intends to vigorously defend these claims.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the two years ended February 28, 2010 and 2009.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the two years ended February 28, 2010 and February 28, 2009.

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
FEBRUARY 28, 2010 AND 2009

NOTE 8– COMMITMENTS AND CONTINGENCIES (CONT.)

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick as Chief Financial Officer.  Mr. Benick will be paid a monthly salary of $3,000 per month for the first two months, then increasing to $4,000 per month for the remaining term of the agreement and received an option to purchase 30,000 shares of common stock at $10.00 per share.  This agreement has not been formally updated. Mr. Benick’s employment is continuing under the terms of the expired agreement.

On November 5, 2008, the Company entered into a three (3) year employment contracts with Kamal Sarbadhikari as Chief Executive Officer and Jose Mir as Chief Technical Officer.  Mr. Sarbadhikari and Mr. Mir will each be paid a base salary of $150,000 per annum.  On November 2, 2009, Mr. Kamal Sarbadhikari resigned for health reasons effective December 31, 2009.  Jose Mir has been appointed interim President effective December 31, 2009.

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

Subsequent to February 28, 2010, the Company amended its Certificate of Incorporation to provide for 10,000,000 shares of Series A convertible preferred stock and 1,000,000 shares of preferred stock with preferences and characteristics to be determined by the board of Directors.  See Note 11 - Subsequent Events.

Common Stock Issued for Services
During November 2008, the Company issued 314,651 restricted shares of its common stock with a value of $220,256 to a group of financial consultants in exchange for professional services and fund raising efforts, as per their agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance).

During 2009, the Company issued 46,333 restricted shares of its common stock with a value of $30,620 to a group of consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance).

Common Stock Issued for Future Services
During February 2009, the Company issued 30,000 restricted shares of its common stock with a value of $30,000 to a consulting firm in exchange for public and investor relations consulting services to be rendered over a one year period.  The transaction was recognized based on the fair value of shares issued.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

During July 2009, the Company issued 50,000 restricted shares of its common stock with a value of $37,500 to a medical consultant in exchange for professional services, as per agreement.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the company’s common stock of the date of the agreement).

During February 2010, the Company issued 100,000 restricted shares of its common stock with a value of $40,000 to a financial consultant in exchange for professional services.  The transaction was recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock on the date of issuance).

Common Stock Issued in Acquisition of SensiVida Medical Systems, Inc.
On March 3, 2009, the Company (formerly known as Mediscience Technology Corp.) and SensiVida Medical Systems, Inc. completed a merger of the two companies, with Mediscience changing its name to SensiVida Medical Technologies, Inc.  As consideration for the merger, the Company issued 3,333,333 shares of the Company’s common stock, valued at $2,751,000 to the three stockholders of SensiVida Medical Systems, Inc. as consideration for transaction.

Common Stock Issued in Cancellation of Shareholder Debt
In March 2009, the Company issued 1,172,510 shares of its common stock to Mr. Katevatis in settlement of all his accrued fees and salary to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

On July 31, 2009, the company issued 4,155,222 shares of its common stock to certain note holders who converted principal of $1,205,000 and accrued interest of $249,326 into common stock of the company at a net price of $0.35 per share.

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of February 28, 2010, the shares have not yet been issued.

In December 2009, the Company received $110,800 for 221,600 shares of the company’s common stock.  As of February 28, 2010, the shares have not yet been issued.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 28, 2010 and 2009.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

Stock Options
Activity related to stock options during the two years ended February 28, 2010 and 2009 is as follows:

			Weighted
		Exercise	Avg. Exercise
	Shares	Price Range	Price
Outstanding, February 29, 2008	70,000	$10.00 - $20.00	$15.00
Granted	-
Exercised	-
Forfeited	(40,000)
Outstanding, February 28, 2009	30,000	$10.00	$10.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, February 28, 2010	30,000	$10.00	$10.00

Stock Warrants
Stock warrant activity during the two years ended February 28, 2010 and 2009 was as follows:

	Shares		Weighted
	Currently	Exercise	Avg. Exercise
	Exercisable	Price Range	Price
Outstanding, February 29, 2008	659,933	$2.50 - $30.00	$9.00
Granted	100,000	$1.00
Exercised	(15,000)	$2.50
Forfeited	(345,000)	$2.50 - $10.00
Outstanding, February 28, 2009	399,933	$2.50 - $30.00	$9.00
Granted	195,800	$.60 - $1.00
Exercised	-	-
Forfeited	-	-
Outstanding, February 28, 2010	595,733	$.60 - $30.00	$6.32

     Weighted average remaining life of warrants approximates 2.29 years at February 28, 2010.

Anti-Dilution Rights
The Company and Mr. Peter Katevatis had an anti-dilution rights agreement which provided that Mr. Katevatis’ ownership interest would at all times represent 17% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Mr. Katevatis’ sole discretion.  During the years ended February 28, 2010 and February 28, 2009, Mr. Katevatis exercised his right and requested the Company issue -0- and 53,491 common shares respectively.  In connection with the issuance of these shares, the Company has capitalized only the stock’s par value from paid in capital because of the Company’s accumulated deficit position.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and on March 23, 2009 exercised his option to convert all outstanding salary and fees accrued thru November 2008 in exchange for 1,172,510 shares of the Company’s common stock.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

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

NOTE 10 – ACQUISITION OF SENSIVIDA MEDICAL SYSTEMS, INC.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 10 – ACQUISITION OF SENSIVIDA MEDICAL SYSTEMS, INC. (CONT.)

The operating results of the acquired Company has been included in the consolidated financial statements from the date of acquisition, effective on March 1, 2009 for accounting purposes.  The following table provides the unaudited proforma results of operations as if the acquisition had occurred as of March 1, 2008.

Year Ended
February 28, 2009
Net Sales	$-0-
Net Loss	$(2,195,967)
Basic and Diluted Loss for Common Share	$(0.321)

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

NOTE 11 – SUBSEQUENT EVENTS

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
FEBRUARY 28, 2010 AND 2009

NOTE 11 – SUBSEQUENT EVENTS (CONT.)

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

Series A Convertible Preferred Stock Offering
Subsequent to the Company’s February 28, 2010 fiscal year end, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is also at $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded $1,400,000.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting  as of February 28, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was not effective as of February 28, 2010 because of the material weaknesses described below.

A material weakness and significant deficiency are defined as a control deficiency, or combination of control deficiencies, that adversely affects an entity’s ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a material misstatement (with respect to material weaknesses) of the entity’s financial statements or a misstatement that is more than inconsequential (with respect to a significant deficiency) will not be prevented or detected by the entity’s internal controls over financial reporting.

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

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth the name, age, position and term of directorship, as applicable, of each of our SeniVida Directors and executive officers.

Name (1)	Age	Position(s)
David R. Smith	67	Chairman of the Board
Jose Mir	59	President, CTO and Director
Edward Cabrera		Director
Frank Benick CPA	61	Chief Financial Officer

(1) Kamal Sarbadhikari resigned as President, CEO and a director in December 2009.

Each director holds office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers are appointed and serve at the discretion of the Board of Directors.

The Company’s Bylaws provided that the Board of Directors shall consist of not more than 15 and not less than seven members.  As a result of the recent changes to the composition of the Board of Directors following the Company’s completion of its merger with SensiVida Medical Systems, Inc. and name change on March 3, 2009 and reverse stock split on May 18, 2009, there are currently two vacancies that exist on the Board of Directors.  At this time, the current members of the Board of Directors are evaluating the Company’s options at this time, including identifying prospective candidates for appointment to the Board as well as amending the Bylaws to reduce the size of the Board of Directors.  The Company will make prompt public disclosure of any actions relating to the composition of its Board of Directors.

           Our Board of Directors has one separate, standing committee, the Executive Committee, consisting of directors Mir, Cabrera and Smith.  The Executive Committee has been delegated all power and authority of the Board of Directors acts for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.  During the fiscal year ending February 28, 2010, the Executive Committee met four times.

The Board of Directors does not have a separate, standing audit committee at this time.  Pursuant to Section 3(a)(58) of the Exchange Act, the full Board of Directors performs the functions of an audit committee for the Company.  During the year ended February 28, 2010, the Board of Directors met five times. Each member of the Board attended at least 75% of the meetings of the Board and committees on which he served.  Although all of the members of the Board of Directors are financial literate under listing standards of national securities exchanges such as the NYSE, none of the members of the Board of Directors qualifies as an “audit committee financial expert” as such term is defined under Item 407(d)(5) of Regulation S-K.  John Kennedy, a former member of the Board of Directors until his resignation was accepted effective as of May 18, 2009, previously qualified as an “audit committee financial expert.”  Although the Board of Directors believes that it is appropriate and desirable for the Board to have an “audit committee financial expert,” the Board believes that based upon the limited size and operations of the Company at this time, it is appropriate for the Company to not have an “audit committee financial expert.”

Directors and Executive Officer Biographies

David R. Smith, Chairman of the Board.  Mr. Smith is a founding member of Infotonics Technology Center Inc. and served as its President, Chief Executive Officer and Chairman of the Board from 2002 to 2008.  Mr. Smith also previously served as the Chairman of the Board for OIDA (Optoelectronics Industry Development Association). His professional memberships include the Institute of Electrical and Electronics Engineers (IEEE Senior Member) and American Society for Quality.  Mr. Smith has a MS in Electrical Engineering from the University of Rochester and a BS in Electrical Engineering from the University of Massachusetts.   He began his Eastman Kodak career in 1965 as an electrical engineer. He has had many diverse assignments in Kodak Apparatus Division and Kodak Park Engineering with increasing levels of responsibility in design engineering, technology development, process improvement and systems engineering. In 1985 he was appointed Director of Automatic Machine Systems Technology, now known as Manufacturing Systems Technology Division (“MSTD”). MSTD is a corporate technical resource that develops manufacturing process technology, designs high performance manufacturing systems and installs these systems in new and existing factories around the world.  Effective in June 1997, Mr. Smith was then appointed Director, Production Systems Engineering & Technology Organization, Eastman Kodak Research & Development. The organization concentrated on process R&D for discrete products, encompassing media converting, packaging and high volume equipment manufacturing. Mr. Smith remained the R&D Technical Director, Advanced Production & Commercialization Technology Platform until he just recently retired.

Jose Mir, President and CTO.  Mr. Mir started his career at the Eastman Kodak Company, pioneering new technologies that enabled some of the world's earliest digital imaging products. He evangelized and co-founded a corporate worldwide innovation initiative that after five years was able to drive significant growth beyond Kodak's traditional product lines. Mr. Mir had profit and loss statement responsibilities for a $16 million business that commercialized four radically new digital products- two of them won industry awards for technical excellence. After leaving Kodak, he started and led Infotonics Technology Center's Innovation initiative, responsible for founding two new start-ups. Most recently, he founded SensiVida Medical Systems Inc. and served as its President/CTO for three years. Mr. Mir is a prolific inventor, has won several professional awards, and has served on boards for companies and universities.

Edward Cabrera, Director.  Mr. Cabrera has worked on Wall Street for over 20 years, including his current position as Head of Investment Banking at Jesup & Lamont Securities Corporation where he has been employed since July 2005, at J. Giordano Securities Group from March 2004 until July 2005 and with Merrill Lynch as Managing Director and Head of Latin America from May 1993 until December 2002.  Since 2003, Mr. Cabrera has focused on providing advisory services and capital market access for emerging growth companies. Mr. Cabrera was selected for the 2000 Millenium edition of Who’s Who In Finance and in 1999 was named to the All-America team by Institutional Investor.  Mr. Cabrera received his Bachelor of Science from the University of Florida in Engineering and Material Sciences where he graduated with honors and received his MBA in 1987 from Harvard Business School.  Jesup & Lamont provides various financing assistance and M&A advisory services to the Company for a range of success fees.

Frank D. Benick, Chief Financial Officer.  Mr. Benick has served as our Chief Financial Officer since November 2005. He has been a partner at the accounting firm of Cust, Dori,& Benick since 1983.

There are no family relationships between any of our directors, executive officers, or advisors.

Nominating Procedures

During the fiscal year ended February 28, 2010, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors' Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

In connection with the completion of the Company’s merger with SensiVida Medical Systems, Inc. on March 3, 2009, David R. Smith, Kamal Sarbadhikari, Jose Mir and Ed. Cabrera were appointed to the Board of Directors but have not yet filed initial statements of beneficial ownership on Form 3.  On March 3, 2009, Messrs. Sarbadhikari and Mir each were issued 1,420,454 shares of the Company’s common stock as their pro rata share of the merger consideration and statements of changes in beneficial ownership on Forms 4 have not been filed to report these transactions.  Also on March 3, 2009, Mr. Peter Katevatis, the former Chairman of the Board and Chief Executive Officer of the Company, was issued 1,172,510 shares of the Company’s common stock in consideration for his waiver of certain accrued salary and other claims and a Form 4 reporting this transaction has not been filed.

Code of Ethics

         We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended February 28, 2010.

Item 11.	Executive Compensation

         Compensation paid to Jose Mir, our President since the voluntary termination in December 2009 by Kamal Sarbadhikari, our former President and CEO, as of February 28, 2010, is set forth in the Summary Compensation Table below. No other executive officer's compensation exceeded $100,000 in the fiscal years ended February 28, 2010 and February 29, 2009, respectively.

SUMMARY COMPENSATION TABLE

			All Other
			Compensation	Total
Name and Principal Position	Year	Salary ($)	($)	($)

Kamal Sarbadhikari	2010	$125,000	$-0-	$125,000
Former Pres. and
Chief Executive Officer (PEO)

Jose Mir	2010	$150,000	$-0-	$150,000
President

David R. Smith	2010	$60,000	$-0-	$60,000
Chairman

Frank D. Benick	2010	$48,000	$-0-	$48,000
Chief Financial Officer

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

The following table sets forth, as of June 14, 2010, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 15,980,612 shares outstanding, which reflects the 10-to-one reverse stock split of the Company’s securities effected on May 18, 2009 (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such  securities).

Name	Shares Owned	Percentage Ownership

Directors and Executive Officers:

Jose Mir	1,420,454	8.9%
Edward Cabrera	122,713	.8%
Frank D. Benick	14,187	*
David R. Smith	—	—

All Directors and Executive
Officers as a group:	1,557,354	9.7%

5% Stockholders:

Cormac O'Connell	2,679,032	16.8%
Peter Katevatis	2,061,719	12.9%
Kamal Sarbadhikari	1,420,454	8.9%
William M. Baker	1,564,134	9.8%

* Beneficial ownership of less than 1% is omitted.

(1)
Includes 895,240 shares of common stock issuable upon conversion of shares of Series A convertible preferred stock and warrants to purchase up to 447,620 shares of common stock issuable in connection with the issuance of shares of Series A convertible preferred stock.

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

Audit Fees

The aggregate fees billed for each of the fiscal years ended February 28, 2010 and February 28, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $60,000 and $45,000, respectively.

Audit Related Fees

Provisions and services of $28,500 related to Acquisition of Sensivida Medical Systems, Inc. as of December 31, 2008.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The Financial Statements filed as part of this annual report on Form 10-K are filed under Part II, Item 8 beginning on page 18.

(b)	The Exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index beginning on page 32.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SensiVida Medical Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.

Date: June 16, 2010	By:	/s/ Jose Mir
Jose Mir
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 16, 2010	/s/ Jose Mir
Jose Mir
President and
Director
(Principal Executive Officer)

Date: June 16, 2010	/s/ David R. Smith
David R. Smith
Chairman of the Board

Date: June 16, 2010	/s/ Edward Cabrera
Edward Cabrera
Director

Date: June 16, 2010	/s/ Frank D. Benick
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

2.3	Certificate of Ownership and Merger merging SensiVida Medical Systems, Inc. with and into BioScopix, Inc., with the surviving corporation changing its name to SensiVida Medical Technologies, Inc.*

3.1	Restated Certificate of Incorporation, dated December 9, 2004 *

3.2	By-laws *

4.1	Form of common stock certificate *

4.2	Anti-Dilution Agreement between the registrant and Peter Katevatis, dated July 19, 2004 *

10.1	Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis *

10.2	Summary of amendment to Employment Agreement between the registrant and Peter Katevatis **

10.3	1999 Incentive Stock Option Plan *

10.4	2003 Consultants Stock Option, Stock Warrant and Stock Award Plan *

10.5	Letter Agreement between Memorial Hospital for Cancer and Allied Diseases and the registrant dated March 30, 1993 amending Clinical Trial Agreement dated June 1, 1992 *

10.6	Clinical Trial Agreement effective December 1, 1994 between the registrant and the General Hospital Corporation, d.b.a. Massachusetts General Hospital *

10.7	Investigational Device Exemption dated January 3, 1997 by the U.S. Food and Drug Administration *

10.8	Consultant Agreement between registrant and Chesterbrook Partners Inc. dated April 1, 2004 *

10.9	SMC agreement, dated May 18, 2007, between the registrant and Dr. Fredrick Naftolin *

10.10	Agreement, dated June 25, 2007, between the registrant and Infotonics Technology Center Inc. *

10.11	Agreement, dated March 3, 2008, between the registrant and Infotonics Technology Center Inc. *

10.12	Term Sheet dated by and between the registrant and William M. Baker relating to the issuance of shares of Series B Convertible Preferred Stock of the registrant.*

21.1	Subsidiaries of the registrant *

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

 * Previously filed and incorporated herein by reference
** Filed herewith