Form 10-Q
period 2010-05-31
SensiVida Medical Technologies, Inc.
filed 2010-07-16
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2010
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
 Yes ☐         No ☒

As of May 31, 2010, there were outstanding 15,998,112 shares of the registrant’s common stock, $.01 par value.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of May 31, 2010 (Unaudited) and February 28, 2010 (Audited)	1

	Consolidated Statement of Operations for the Three Months Ended May 31, 2010 (Unaudited) and May 31, 2009 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended May 31, 2010 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Three Months Ended May 31, 2010 (Unaudited) and May 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis	14-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART 11.	Other Information	17-18

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibits	20-22

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2010 (Unaudited)	February 28, 2010 (Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$708,199	$12,002
Total Current Assets	708,199	12,002

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $207,387 (May 31, 2010)
and $207,322 (February 28, 2010)	1,231	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of
$234,046 (May 31, 2010) and $187,237 (February 28, 2010)	2,574,518	2,621,327
Other Assets	3,126	3,016
Restricted Cash	16,664	18,727
Deferred Costs	29,792	49,167

TOTAL ASSETS	$3,333,530	$2,704,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Accounts Payable	130,577	255,189
Other Loans Payable	49,828	99,828
Officer Loan	5,524	5,524
Accrued Liabilities	2,358,118	2,315,680
Preferred Stock Subscribed	-	250,000
Total Current Liabilities	2,945,547	3,377,721

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 Par Value, 11,000,000 and 5,000 Shares
Authorized; Issued and Outstanding 1,624,228 Shares May 31,
2010; -0- Shares February 28, 2010	16,242	-
Common Stock $.01 Par Value, Authorized 89,000,000 and
19,995,000 Shares; Issued and Outstanding Shares - 15,998,112
Shares May 31, 2010; 15,980,612 Shares - February 28, 2010	159,981	159,806
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,540,765	34,153,453
Accumulated Deficit	(35,469,805)	(35,127,541)
Total Stockholders' Equity (Deficit)	387,983	(673,482)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,333,530	$2,704,239

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS
	2010	2009

Net Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

General and Administrative Expense	219,972	358,308

Product Development Expense	79,843	109,064

Total Expenses	299,815	467,372

Other Income	17	54

Cancellation of Indebtedness	-	43,597

Interest Expense	(42,466)	(50,514)

Accretion of Interest on Convertible Debt	-	(86,036)

Total Other Income and Expense	(42,449)	(92,899)

Loss Before Taxes	(342,264)	(560,271)

Provision for Income Taxes	-	-

Net Loss	$(342,264)	$(560,271)

Basic and Diluted Loss Per Common Share	$(0.021)	$(0.050)

Weighted Average Common Shares Outstanding	15,994,063	11,124,117

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MAY 31, 2010
(UNAUDITED)

	Series A Convertible
	Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit

BALANCE, FEBRUARY 28, 2010	-	$-	15,980,612	$159,806	$34,153,453	$140,800	$(35,127,541)

Common Stock Issued for Services	-	-	17,500	175	8,925	-	-

Series A Preferred Stock - Net of
Expenses of $201,114	1,624,228	16,242	-	-	1,378,387	-	-

Net Loss	-	-	-	-	-	-	(342,264)

BALANCE, MAY 31, 2010	1,624,228	$16,242	15,998,112	$159,981	$35,540,765	$140,800	$(35,469,805)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Net Loss	$(342,264)	$(560,271)
Accretion of Interest on Convertible Debt	-	86,036
Common Stock Issued for Services	9,100	2,666
Depreciation and Amortization	46,874	46,809
Amortization of Deferred Costs	19,375	45,205
Subtotal	(266,915)	(379,555)

Changes in Assets and Liabilities, Net of Acquisition
Decrease in Prepaid Expenses and Other Assets	1,953	5,357
Increase (Decrease) in Accounts Payable	(124,612)	119,860
Increase in Accrued Liabilities	81,216	98,298
Net Cash Used for Operating Activities	(308,358)	(156,040)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Property and Equipment	(1,296)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Redemption of Convertible Debt	(50,000)	-
Preferred Stock Subscribed	-	100,000
Net Proceeds from Issuance of Series A Preferred Stock	1,055,851	-
Net Cash Provided by Financing Activities	1,005,851	100,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	696,197	(56,040)

CASH AND CASH EQUIVALENTS
Beginning Balance	12,002	76,797
Ending Balance	$708,199	$20,757

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Common Stock Issued in Acquisition of Intellectual Property and
Other Liabilities	$-	$2,751,332
Common Stock Issued in Cancellation of Shareholder Debt	$-	$2,147,187
Preferred Stock Issued in Cancellation of Preferred Stock Subscription	$250,000	$-
Preferred Stock Issued in Cancellation of Other Loans Payable	$50,000	$-
Preferred Stock Issued in Cancellation of Accrued Liabilities	$38,778	$-

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The consolidated financial statements include the accounts of SensiVida Medical Technologies, Inc. and its wholly-owned subsidiaries, Laser Diagnostic Instruments, Inc. (“Laser”), Photonics for Women’s Oncology, LLC (“Photonics”), Mediphotonics Development, LLC (“Mediphotonics”), and Bioscopix, Inc. (“Bioscopix”), (collectively the “Company”).   All significant intercompany transactions and balances have been eliminated in consolidation.  All wholly-owned subsidiaries are currently inactive.

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

The consolidated financial statements as of and for the three month periods ended May 31, 2010 and 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-KSB for the fiscal year ended February 28, 2010.  The interim operating results for the three months ended May 31, 2010 may not necessarily be indicative of the operating results expected for the full year.

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
MAY 31, 2010

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

Equipment
Equipment is stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Depreciation expense was $65 and $-0- for the three months ended May 31, 2010 and 2009, respectively.

Intellectual Property
Intellectual property consists of technology with patents pending approval that was included in the acquisition of SensiVida Medical Systems, Inc. and is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $46,809 and $46,809 for the three months ended May 31, 2010 and 2009, respectively.

Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $79,843 and $109,064 for the three months ended May 31, 2010 and 2009, respectively.

Loss per Common Share
In accordance with FASB ASC 260, Earnings per Share, basic and diluted net loss per share is computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the quarters ended May 31, 2010 and 2009, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

Accounting for Stock-Based Compensation
FASB ASC 718, Share-Based Payment requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, this topic requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the three months ended May 31, 2010 and 2009.

Concentration of Credit Risk Involving Cash
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year.

Reclassifications
The 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

As of May 31, 2010, the Company has not adopted any recently issued accounting pronouncements.

As of May 31, 2010, the FASB has issued Accounting Standards Update (ASU) through No. 2010-18. None of the ASUs have had a material impact on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $-0- and $15,000 for the three months ended May 31, 2010 and 2009, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.  On February 3, 2010 Mr. Katevatis resigned from his legal service agreement.

As part of Mr. Katevatis’ prior employment agreement, the Company paid property taxes and certain operating expenses on the home of Mr. Katevatis in lieu of rent, since the Company’s operations were located in Mr. Katevatis’ home through November 2008.  Expenses recognized were $-0- and $6,039 for the three months ended May 31, 2010 and 2009, respectively, and are recorded in general and administrative expense.  In December 2008, the Company leased an office in Henrietta, New York.

See Note 7 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending

February 28, 2011	$29,792

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2010	February 28, 2010
Legal and professional fees	$297,247	$301,247
Consulting and university fees	1,397,019	1,397,019
Salaries and wages	378,250	346,500
Accrued Interest	182,167	178,479
Expense Reimbursements and Other	103,435	92,435
Totals	$2,358,118	$2,315,680

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $65,000 and $65,000 as of May 31, 2010 and February 28, 2010, respectively (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 7), with respect to his prior consulting agreement, of $1,397,019 as of May 31, 2010 and February 28, 2010.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at May 31, 2010 and February 28, 2010.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $19,500 and $29,000, as of May 31, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to Kamal Sarbadhikari, former Chief Executive Officer, of $106,250 as of May 31, 2010 and February 28, 2010.

Accrued salaries and wages include amounts due to Jose Mir, President and Chief Technical Officer of $162,500 and $131,250 as of May 31, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $90,000 and $80,000 as of May 31, 2010 and February 28, 2010, respectively.

Accrued interest includes interest accrued on convertible debt of $155,051 (see Note 5), accrued interest on the Series A preferred stock of $21,833 and accrued interest of $5,283 on other debt.

NOTE 5 – CONVERTIBLE DEBT AND OTHER LOANS PAYABLE

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

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $-0- and $86,036 for the three months ended May 31, 2010 and 2009, respectively.

Accrued interest payable on the notes as of May 31, 2010 and February 28, 2010 was $155,051 and $141,431, respectively.  Interest expense for the three months ended May 31, 2010 and 2009 was $42,466 and $50,514, respectively.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 5 – CONVERTIBLE DEBT AND OTHER LOANS PAYABLE (CONT.)

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

Other Loans Payable
On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.   Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition (by the Company) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest will accrue on the balance at a rate of 8% compounded annually.  The Note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at May 31, 2010 and February 28, 2010 was $49,828 and $49,828, respectively. Interest accrued on the note was $5,283 and $4,286 as of May 31, 2010 and February 28, 2010, respectively.

On September 1, 2009, the Company borrowed $50,000 from a shareholder.  The loan called for interest at 12% per annum.  The principal and accrued interest was convertible into the company’s common stock at $.66 per share after six months at the discretion of the note holder.  Proceeds of the loan were to be used for the company’s patient allergy clinical trial and related clinical expenses.  As of May 31, 2010, $16,664 of the original loan remains in a restricted cash account for its intended use as approved by the lender.  In April 2010, the terms of the loan were modified to provide for an option to convert principal and accrued interest into Series A Preferred stock which was completed on May 1, 2010.  Principal of $50,000 and accrued interest of $3,929 were converted to 53,929 shares of Series A Preferred stock.

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

On April 13, 2010, the Company and the preferred stock subscriber mutually agreed to revised terms on the prior $250,000 unissued preferred stock subscription agreement.  The new terms call for a “ratcheted” conversion to common stock, at a price of $0.35 from $0.66.  In addition, accrued interest of $34,849 as of May 1, 2010, on the $250,000 subscription, the subscription, plus a 10% premium of $28,485 on the principal and accrued interest all totaling $313,334, were available at the option of subscriber to roll over the total into the Company’s current Series A subscription agreement.  On May 1, 2010, principal of $250,000, interest of $34,849 plus the premium of $28,485 were converted to 313,334 of Series A Preferred stock.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 7 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended May 31, 2010 and 2009 because the Company has determined that the realization of the net deferred tax asset is not assured.  The company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended May 31, 2010 and there was no accrual for uncertain tax positions as of May 31, 2010.

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

In October 2009, a civil action was entered against the Company by Dr. Robert Alfano, alleging that he is owed $1,487,053 in consulting fees and expenses.  The Company had accrued the consulting fees and expenses in conjunction with a consulting agreement (Note 4).  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and claims the Company owes him 132,000 shares of common stock (Note 9).  The Company does not believe the case has merit and has filed a Motion to Dismiss.  The Company intends to vigorously defend these claims.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the three months ended May 31, 2010 and 2009.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the three months ended May 31, 2010 and 2009.

Employment Agreements
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
MAY 31, 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Reverse Stock Split
The consolidated balance sheets, statements of changes in stockholders’ deficit, and related notes to consolidated financial statements have been adjusted to reflect a 10 for 1 reverse stock split that was effective May 18, 2009.

Preferred Stock
The Company was previously authorized to issue 5,000 shares of preferred stock, $.01 par value per share, which may be issued from time-to-time in one or more series, the terms of which may be designated by the Board of Directors without further action by stockholders.  Any preferred stock issued will have preferences with respect to dividends, liquidation and other rights, but will not have preemptive rights.

On March 1, 2010, the Company amended its Certificate of Incorporation to provide for 10,000,000 shares of Series A convertible preferred stock and 1,000,000 shares of preferred stock with preferences and characteristics to be determined by the board of Directors.  See Note 10 - Amendment of Certificate of Incorporation.

Series A Convertible Preferred Stock Offering
During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is at $1.00 per share.

Common Stock
On March 1, 2010, the Company amended its Certificate of Incorporation to provide for 89,000,000 shares of common stock, $.01 par value.

Common Stock Issued for Services
During March 2010, the Company issued 17,500 restricted shares of its common stock with a value of $9,100 to two consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the services rendered.

Common Stock Issued in Acquisition of SensiVida Medical Systems, Inc.
On March 3, 2009, the Company (formerly known as Mediscience Technology Corp.) and SensiVida Medical Systems, Inc. completed a merger of the two companies, with Mediscience changing its name to SensiVida Medical Technologies, Inc.  As consideration for the merger, the Company issued 3,333,333 shares of the Company’s common stock, valued at $2,751,332 to the three stockholders of SensiVida Medical Systems, Inc. as consideration for transaction.

Common Stock Issued in Cancellation of Shareholder Debt
In March 2009, the Company issued 1,172,510 shares of its common stock to Mr. Katevatis in settlement of all his accrued fees and salary to include termination of his employment agreement as Chief Executive Officer and Chairman, along with cancellation of his anti-dilution rights.

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of May 31, 2010, the shares have not yet been issued.

In December 2009, the Company received $110,800 for 221,600 shares of the company’s common stock.  As of May 31, 2010, the shares have not yet been issued.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (CONT.)

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of May 31, 2010 and 2009.

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

Stock Options
Activity related to stock options during the three months ended May 31, 2010 is as follows:

		Exercise	Weighted
		Price	Avg. Exercise
	Shares	Range	Price

Outstanding, February 28, 2010	30,000	$10.00	$10.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, May 31, 2010	30,000	$10.00	$10.00

Stock Warrants
Stock warrant activity during the three months ended May 31, 2010 was as follows:

		Exercise	Weighted
	Shares	Price	Avg. Exercise
	Outstanding	Range	Price
Outstanding, February 28, 2010	595,733	$.60 - 30.00	$6.32
Granted	2,327,825	1.00
Exercised	-	-
Forfeited	-	-
Outstanding and Exercisable, May 31, 2010	2,923,558	$.60 - $30.00	$2.08

     Weighted average remaining life of warrants approximates 2.79 years at May 31, 2010.

Anti-Dilution Rights
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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 10 – AMENDMENT OF CERTIFICATE OF INCORPORATION

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

Item 2.   Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ending May 31, 2010 Compared to
Three Months Ending May 31, 2009

Revenues

We had no revenues during the three months ending May 31, 2010 and May 31, 2009.  Previously, our primary focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses decreased approximately $138,000, or 39%, during the current three month period ended May 31, 2010 as compared to the three month period ended May 31, 2009.  The decrease was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $66,000 decreased approximately $40,000 over the prior year period, as a result of the resignation of the former CEO, Kamal Sarbadhikari effective December 31, 2009.  In addition, professional fees decreased approximately $96,000 during the current period.  In the prior year three month period there was increased professional activities associated with the merger of the Company and SensiVida Medical Systems, Inc. on March 3, 2009 and related matters. In October 2009, a civil action was entered against the company by Dr. Robert Alfano.  The litigation centers around payment for accrued consulting fees and expenses totaling approximately $1,490,000.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and the transfer of his former Mediscience Technology Corp. stock into SensiVida Medical Technologies, Inc. stock.  The Company does not believe the case has merit and has filed a Motion to Dismiss.  The Company intends to vigorously contest these claims.  Also, adding to the decrease in general and administrative expense was approximately $2,000 in all other general and administrative expenses.

Product Development Expense

Product development expense decreased approximately $29,000, or 27%, during the current three month period ended May 31, 2010 when compared to the prior three month period ended May 31, 2009.  The decrease is net of an increase of approximately $9,000 in costs for allergy research being conducted in Rochester, NY, by the Company and its consultants, less a decrease of approximately $38,000 of deferred charges amortized during the current quarter ended.

Cancellation of Indebtedness

The Company in the prior year had written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of May 31, 2010 of approximately $2,237,000 compared to a deficiency of approximately $3,365,000 at February 28, 2010 representing a decrease in the deficiency of approximately $1,128,000 for the current three month period ended May 31, 2010.  The decrease in the deficiency consisted of an increase of approximately $696,000 in cash and a decrease of approximately $432,000 in current liabilities.   The principal reason for the increase in cash is during March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded approximately $1,394,000, net of expenses approximating $201,000.  The principal reason for a decline in current liabilities of approximately $432,000 was the result of the payment of trade payables approximating $125,000, the redemption of a convertible noteholder of $50,000 and conversion of a prior preferred stock subscription of $250,000 and related loan of $50,000 plus accrued interest of approximately $39,000 during the quarter ended May 31, 2010.  This decrease was partially offset by an increase of approximately $82,000 of accrued liabilities for salaries and wages, interest and other liabilities.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our board of directors carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities exchange Act of 1934, as amended (the Exchange Act”) under the supervision and with the participation of our management, including former Chief Executive Officer Kamal Sarbadhikari.  Based upon that evaluation, Mr. Kamal Sarbadhikari concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 9A of our Annual Report on Form 10-K for the period ended February 28, 2010.

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

In October 2009, a civil action was entered against the Company by Dr. Robert Alfano, alleging that he is owed approximately $1,490,000 in consulting fees and expenses.  The Company had accrued the consulting fees in conjunction with a consulting agreement.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and claims the Company owes him 132,000 shares of common stock.  The Company does not believe the case has merit and has filed a motion to dismiss.  The Company intends to vigorously contest these claims.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Series A Convertible Preferred Stock Offering
During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The  Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor will also receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is $1.00 per share.  Proceeds from the offering will assist the Company in its current business plan.

Common Stock Issued for Services
During March 2010, the Company issued 17,500 restricted shares of its common stock with a value of $9,100 to two consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the services rendered.

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

Effective April 15, 2009, the second tranche of the Notes in the amount of $656,500 were also in default.  Under the terms of the Notes, in the event of default, the entire principal and unpaid accrued interest is immediately due and payable.  As of May 19, 2010, one convertible note holder demanded repayment of principal of $50,000 with a subsequent demand for accrual interest approximating $17,588.  As of June 1, 2010, both principal and interest had been satisfied.  The remaining notes are in default.

Item 4.	Submission of Matters to a Vote of Security Holders

Amendment of Certificate of Incorporation
On March 1, 2010, the Board of Directors approved and on March 1, 2010, the holders of a majority of the voting capital stock approved an amendment to restate the Certificate of Incorporation to provide for the increase in the total number of authorized shares of the Company’s common and preferred stock.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

July 16, 2010	/s/ Jose Mir
Jose Mir
President

July 16, 2010	/s/ Frank D. Benick
Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer