Form 10-Q
period 2010-08-31
SensiVida Medical Technologies, Inc.
filed 2010-10-20
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-07405

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1937826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

150 Lucius Gordon Drive, Suite 110
West Henrietta, New York	14586
(Address of principal executive offices)	(Zip Code)

(585) 214-2407
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
Yes ☐       No ☒

As of August 31, 2010, there were outstanding 15,998,112 shares of the registrant’s common stock, $.01 par value.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of August 31, 2010 (Unaudited) and February 28, 2010 (Audited)	1

	Consolidated Statement of Operations for the Six and Three Months Ended August 31, 2010 (Unaudited) and August 31, 2009 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended August 31, 2010 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Six Months Ended August 31, 2010 (Unaudited) and August 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-14

Item 2.	Management’s Discussion and Analysis	15-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART 11.	Other Information	19-20

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

	Signatures	21

	Exhibits	22-24

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2010 (Unaudited)	February 28, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$286,778	$12,002
Total Current Assets	286,778	12,002

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $208,103 (August 31, 2010)
and $207,322 (February 28, 2010)	24,809	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of
$280,856 (August 31, 2010) and $187,237 (February 28, 2010)	2,527,708	2,621,327
Other Assets	28,016	3,016
Restricted Cash	16,678	18,727
Deferred Costs	16,667	49,167

TOTAL ASSETS	$2,900,656	$2,704,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Accounts Payable	107,278	255,189
Other Loans Payable	49,828	99,828
Officer Loan	5,524	5,524
Accrued Liabilities	2,319,977	2,315,680
Preferred Stock Subscribed	-	250,000
Total Current Liabilities	2,884,107	3,377,721

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 Par Value, 11,000,000 and 5,000 Shares
Authorized; Issued and Outstanding - 1,959,228 Shares August 31,
2010; -0- Shares February 28, 2010	19,592	-
Common Stock $.01 Par Value, 89,000,000 and 19,995,000
Shares Authorized; Issued and Outstanding Shares - 15,998,112
Shares August 31, 2010; 15,980,612 Shares February 28, 2010	159,981	159,806
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,818,815	34,153,453
Accumulated Deficit	(36,122,639)	(35,127,541)
Total Stockholders' Equity (Deficit)	16,549	(673,482)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,900,656	$2,704,239

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

	SIX MONTHS		THREE MONTHS
	2010	2009	2010	2009
Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expense	544,592	647,947	312,620	289,639
Product Development Expense	337,625	212,414	269,782	103,350
Total Expenses	882,217	860,361	582,402	392,989
Other Income	32	56	15	2
Cancellation of Indebtedness	-	43,597	-	-
Interest Expense	(112,913)	(100,280)	(70,447)	(49,766)
Accretion of Interest on Convertible Debt	-	(86,036)	-	-
Total Other Expense	(112,881)	(142,663)	(70,432)	(49,764)
Loss Before Taxes	(995,098)	(1,003,024)	(652,834)	(442,753)
Provision for Taxes	-	-	-	-
Net Loss	$(995,098)	$(1,003,024)	$(652,834)	$(442,753)
Basic and Diluted Loss Per Common Share	$(0.062)	$(0.083)	$(0.041)	$(0.034)
Weighted Average Common Shares Outstanding	15,996,088	12,121,216	15,998,112	13,118,315

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED AUGUST 31, 2010

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit

BALANCE, FEBRUARY 28, 2010 (Audited)	-	$-	15,980,612	$159,806	$34,153,453	$140,800	$(35,127,541)

Common Stock Issued for Services	-	-	17,500	175	8,925	-	-

Series A Preferred Stock - Net of Expenses of $254,714	1,959,228	19,592	-	-	1,656,437	-	-

Net Loss	-	-	-	-	-	-	(995,098)

BALANCE, AUGUST 31, 2010 (Unaudited)	1,959,228	$19,592	15,998,112	$159,981	$35,818,815	$140,800	$(36,122,639)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Net Loss	$(995,098)	$(1,003,024)
Accretion of Interest on Convertible Debt	-	86,036
Common Stock Issued for Services	9,100	12,086
Depreciation and Amortization	94,399	93,619
Amortization of Deferred Costs	32,500	96,660
Subtotal	(859,099)	(714,623)

Changes in Assets and Liabilities, Net of Acquisition
(Increase) Decrease in Other Assets and Restricted Cash	(22,951)	10,715
Increase (Decrease) in Accounts Payable	(147,911)	205,210
Increase in Accrued Liabilities	43,075	296,563
Net Cash Used for Operating Activities	(986,886)	(202,135)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Property and Equipment	(25,589)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Subscribed	-	30,000
Redemption of Convertible Debt	(50,000)	-
Preferred Stock Subscribed	-	100,000
Net Proceeds from Issuance of Series A Preferred Stock	1,337,251	-
Net Cash Provided by Financing Activities	1,287,251	130,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	274,776	(72,135)

CASH AND CASH EQUIVALENTS
Beginning Balance	12,002	76,797
Ending Balance	$286,778	$4,662

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and Other Liabilities	$-	$2,751,332
Common Stock Issued in Cancellation of Shareholder Debt	$-	$2,147,187
Preferred Stock Issued in Cancellation of Preferred Stock Subscription	$250,000	$-
Preferred Stock Issued in Cancellation of Other Loans Payable	$50,000	$-
Preferred Stock Issued in Cancellation of Accrued Liabilities	$38,778	$-
Common Stock Issued for Future Services	$-	$37,500
Common Stock Issued in Conversion of Debt and Accrued Interest	$-	$1,454,325

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

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

The Company had operated in one business segment encompassing in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has primarily focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

The consolidated financial statements as of and for the six month periods ended August 31, 2010 and 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-KSB for the fiscal year ended February 28, 2010.  The interim operating results for the six months ended August 31, 2010 may not necessarily be indicative of the operating results expected for the full year.

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

The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company expects to incur substantial expenditures to further the development and commercialization of its products.  To achieve this, on October 1, 2010 management entered into an agreement with a financial consulting firm to be an advisor and placement agent for the Company to seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology.  There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years for equipment and the shorter of the lease term or fifteen years for leasehold improvements.  Depreciation expense was $780 and $-0- for the six months and $715 and $-0- for the three months ended August 31, 2010 and 2009, respectively.

Intellectual Property
Intellectual property consists of technology with patents pending approval that was included in the acquisition of SensiVida Medical Systems, Inc. and is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $93,619 and $93,619 for the six months and $46,810 and $46,809 for the three months ended August 31, 2010 and 2009, respectively.

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

Research and Development
Research and development costs are charged to operations when incurred as product development expenses.

Loss per Common Share
In accordance with FASB ASC 260, Earnings per Share, basic and diluted net loss per share is computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the six and three quarters ended August 31, 2010 and 2009, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

Accounting for Stock-Based Compensation
FASB ASC 718, Share-Based Payment requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, this topic requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  See Note 8 regarding issuance of options associated with new employment agreements.

Concentration of Credit Risk Involving Cash
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year.

Reclassifications
The 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recently Adopted Accounting Pronouncements
As of August 31, 2010 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statement.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of August 31, 2010 there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

As of August 31, 2010, the FASB has issued Accounting Standards Update (ASU) through No. 2010-24.  None of the ASUs have had a material impact on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $-0- and $30,000 for the six months and $-0- and $15,000 for the three months ended August 31, 2010 and 2009, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.  On February 3, 2010 the legal service agreement with Mr. Katevatis terminated and was not renewed by the Company.

See Note 8 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending

February 28, 2011	$16,667

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2010	February 28, 2010
Legal and professional fees	$245,747	$301,247
Consulting and university fees	1,397,019	1,397,019
Salaries and wages	333,750	346,500
Accrued Interest	235,026	178,479
Expense Reimbursements and Other	108,435	92,435
Totals	$2,319,977	$2,315,680

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $65,000 as of August 31, 2010 and February 28, 2010 (Note 2).

Accrued consulting and university fees include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 8), with respect to his prior consulting agreement, of $1,397,019 as of August 31, 2010 and February 28, 2010.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at August 31, 2010 and February 28, 2010.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $7,500 and $29,000, as of August 31, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to Kamal Sarbadhikari, former Chief Executive Officer, of $66,250 and $106,250 as of August 31, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to Jose Mir, President and Chief Technical Officer of $175,000 and $131,250 as of August 31, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $85,000 and $80,000 as of August 31, 2010 and February 28, 2010, respectively.

Accrued interest includes interest accrued on convertible debt of $149,604 (see Note 5), accrued interest on the Series A preferred stock of $79,143 and accrued interest of $6,279 on other debt.

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

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $-0- and $86,036 for the six months and $-0- and $-0- for the three months ended August 31, 2010 and 2009, respectively.

Accrued interest payable on the notes as of August 31, 2010 and February 28, 2010 was $149,604 and $134,360, respectively.  Interest expense was $25,761 and $100,280 for the six months and $12,141 and $49,766 for the three months ended August 31, 2010 and 2009, respectively.

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
AUGUST 31, 2010

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

Other Loans Payable
On September 1, 2005, SensiVida issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.   Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to common stock of SensiVida.  The number of shares of common stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition (by the Company) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest accrues on the balance at a rate of 8% compounded annually.  The Note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at August 31, 2010 and February 28, 2010 was $49,828. Interest accrued on the note was $6,279 and $4,286 as of August 31, 2010 and February 28, 2010, respectively.

On September 1, 2009, the Company borrowed $50,000 from a shareholder.  The loan called for interest at 12% per annum.  The principal and accrued interest was convertible into the company’s common stock at $.66 per share after six months at the discretion of the note holder.  Proceeds of the loan were to be used for the company’s patient allergy clinical trial and related clinical expenses.  As of August 31, 2010, $16,678 of the original loan remains in a restricted cash account for its intended use as approved by the lender.  In April 2010, the terms of the loan were modified to provide for an option to convert principal and accrued interest into Series A Preferred stock which was completed on May 1, 2010.  Principal of $50,000 and accrued interest of $3,929 were converted to 53,929 shares of Series A Preferred stock.

NOTE 6 - PREFERRED STOCK SUBSCRIBED

Preferred Stock Subscribed
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series A Preferred stock having a par value of $100 (the shares).  Each Series A Preferred share is convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock with an exercise price of $1.00.  Because the Company did not have the required authorized Preferred Stock to execute this transaction, the Company had recorded the advances as a liability.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 7 - INCOME TAXES

There is no income tax benefit for the losses for the six and three months ended August 31, 2010 and 2009 because the Company has determined that the realization of the net deferred tax asset is not assured.  The company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended August 31, 2010 and there was no accrual for uncertain tax positions as of August 31, 2010.

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

In October 2009, a civil action was entered against the Company by Dr. Robert Alfano, alleging that he is owed $1,487,053 in consulting fees and expenses.  The Company had accrued the consulting fees and expenses in conjunction with a consulting agreement (Note 4).  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and claims the Company owes him 132,000 shares of common stock (Note 9).  The Company does not believe the case has merit and has filed a motion to dismiss.  The Company intends to vigorously defend against these claims.

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the six and three months ended August 31, 2010 and 2009.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the six and three months ended August 31, 2010 and 2009.

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

On November 5, 2008, the Company entered into a three year employment contracts with Kamal Sarbadhikari as Chief Executive Officer and Jose Mir as Chief Technical Officer.  Mr. Sarbadhikari and Mr. Mir will each be paid a base salary of $150,000 per annum.  On November 2, 2009, Mr. Kamal Sarbadhikari resigned for health reasons effective December 31, 2009.  Jose Mir has been appointed interim President effective December 31, 2009.

On November 10, 2008, the Company entered into a three year employment contract with David R. Smith as Chairman of the Board.  Mr. Smith will be paid $60,000 per annum.

On August 15, 2010, the Company entered into three year employment contracts with Margaret Lydon as Chief Operating Officer and John P. Spoonhower as Chief Technology Officer.  Ms. Lydon and Mr. Spoonhower will each be paid a base salary of $125,000 per annum.  Both Ms. Lydon and Mr. Spoonhower will also be able to acquire 400,000 shares of the company’s common stock over a three year vesting period.  The estimated employer cost associated with these options approximates $126,100, which is being amortized over the life of the employment agreements.  In the interim vesting period, the Company’s 1999 stock incentive plan will require revision as the plan previously had a limitation on the aggregate number of shares it may issue.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONT.)

The Company entered into a lease agreement for office space in West Henrietta, NY.  The term of the lease runs from July 2010 to June 2011.  Base rent and expenses total $1819 per month.  The Company also entered into a lease agreement for laboratory space in Rochester, NY.  The term of the lease runs from October 2010 to September 2011.  The rental is approximately $1,053 per month.  Previously the Company renewed its Henrietta office space on a month to month basis for the period May 2010 to February 2013 at $1,100 per month.  The agreement has been terminated as of September 30, 2010.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Reverse Stock Split
The consolidated balance sheets, statements of changes in stockholders’ equity (deficit), and related notes to consolidated financial statements have been adjusted to reflect a 10 for 1 reverse stock split that was effective May 18, 2009.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (CONT.)

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of August 31, 2010, the shares have not yet been issued.  The Company anticipates the shares to be issued in October 2010.

In December 2009, the Company received $110,800 for 221,600 shares of the company’s common stock.  As of August 31, 2010, the shares have not yet been issued.  The Company anticipates the shares to be issued in October 2010.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of August 31, 2010 and 2009.

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

Stock Options
Activity related to stock options during the six months ended August 31, 2010 is as follows:

		Exercise	Weighted
		Price	Avg. Exercise
	Shares	Range	Price

Outstanding, February 28, 2010	30,000	$10.00	$10.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, August 31, 2010	30,000	$10.00	$10.00

Options issued in November 2005 are due to expire November 15, 2010.

Stock Warrants
Stock warrant activity during the six months ended August 31, 2010 was as follows:

		Exercise	Weighted
	Shares	Price	Avg. Exercise
	Outstanding	Range	Price
Outstanding, February 28, 2010	595,733	$.60 - 30.00	$6.32
Granted	2,806,396	1.00
Exercised	-	-
Forfeited	-	-
Outstanding and Exercisable, August 31, 2010	3,402,129	$.60 - $30.00	$1.93

Weighted average remaining life of warrants approximates 2.58 years at August 31, 2010.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (CONT.)

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

NOTE 11 - RETIREMENT PLAN

During July 2010, the Company adopted a 401-K plan for its employees.  As of August 31, 2010, the Company has not recognized any employer retirement costs associated with the plan.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 12 - SUBSEQUENT EVENTS

On October 1, 2010, the Company entered into a placement agent agreement with J.P. Turner & Company, LLC (agent) to serve as exclusive placement agent and financial advisor in connection with the best efforts sale of new securities of the Company for purposes of execution of its business plan.  The term of the agreement shall continue for twelve months.  The agreement requires a $50,000 non-refundable retainer to cover expenses of the offering.  The Company has agreed to replenish the retainer should expenses exceed the retainer.  Upon the initial closing, the Company shall issue to agent a non-refundable retainer warrant to purchase up to 450,000 common shares with an exercise price equal to the initial conversion price of the securities issued in the offering for a term of five years from the date of issuance.

Additional terms call for an offering fee of 16% of the gross proceeds of the offering, plus a warrant to purchase a number of the Company’s shares of common stock equal to 16% of the gross proceeds provided by the offering at an exercise price equal to the initial conversion price of the securities issued in the offering.  In addition, the Company shall also pay the placement agent a cash fee equal to 7% of the gross proceeds as received by the Company from exercising of the investors’ warrants.

Item 2.   Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Six and Three Months Ending August 31, 2010 Compared to
Six and Three Months Ending August 31, 2009

Revenues

We had no revenues during the six and three months ending August 31, 2010 and August 31, 2009.  Previously, our primary focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses decreased approximately $100,000, or 15%, during the current six month period ended August 31, 2010 as compared to the six month period ended August 31, 2009.  The decrease was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $149,000 decreased approximately $59,000 over the prior year period, primarily as a result of the resignation of the former CEO, Kamal Sarbadhikari effective December 31, 2009.  The decrease in salary related costs was offset with the recent hiring of Ms. Margaret Lydon as Chief Operating Officer and Mr. John P. Spoonhower as Chief Technology Officer.  In addition, professional fees decreased approximately $121,000 during the current six month period.  In the prior year six month period there was increased professional activities associated with the merger of the Company and SensiVida Medical Systems, Inc. on March 3, 2009 and related matters. In October 2009, a civil action was entered against the company by Dr. Robert Alfano.  The litigation centers around payment for accrued consulting fees and expenses totaling approximately $1,490,000.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and the transfer of his former Mediscience Technology Corp. stock into SensiVida Medical Technologies, Inc. stock.  The Company does not believe the case has merit and has filed a motion to dismiss.  The Company intends to vigorously contest these claims.  As an offset to the decrease in general and administrative expenses, consulting and marketing expenses increased approximately $90,000 over the prior six month period.  These costs represent investor and media public relations along with strategic corporate development and financing.  Also, adding to the decrease in general and administrative expense was approximately $10,000 in all other general and administrative expenses.

General and administrative expenses increased approximately $23,000 or 8% during the current three month period ended August 31, 2010 as compared to the three month period ended August 31, 2009.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $83,000 decreased approximately $19,000 over the prior year period, primarily as a result of the resignation of the former CEO, Kamal Sarbadhikari effective December 31, 2009.  The decrease in salary related costs was offset with the recent hiring of Ms. Margaret Lydon as Chief Operating Officer and Mr. John P. Spoonhower as Chief Technology Officer.  In addition, professional fees decreased approximately $25,000 during the current three month period.  In the prior three month period, there was increased professional activities associated with the merger of the Company and SensiVida Medical Systems, Inc. on March 3, 2009 and related matters.  As an increase in general and administrative expenses, consulting and marketing expenses increased approximately $61,000 over the prior year three month period.  These costs represent investor and media public relations along with strategic corporate development and financing.  Also, adding to the increase in general and administrative expense was approximately $6,000 in all other general and administrative expenses.

Product Development Expense

Product development expense increased approximately $122,000, or 57%, during the current six month period ended August 31, 2010 when compared to the prior six month period ended August 31, 2009.  The increase is net of an increase of approximately $197,000 in costs for allergy research being conducted in Rochester, NY, by the Company and its consultants, less a decrease of approximately $75,000 of deferred charges amortized during the current six month period, as compared to the six month period ended August 31, 2009.

Product development expense increased approximately $166,400 or 161% during the current three month period ended August 31, 2010 when compared to the prior three month period ended August 31, 2009.  The increase is net of an increase of approximately $204,100 in costs for allergy research being conducted in Rochester, NY, by the Company and its consultants, less a decrease of approximately $37,700 of deferred charges amortized during the current three month period, as compared to the three month period ended August 31, 2009.

Cancellation of Indebtedness

The Company in the prior year had written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of August 31, 2010 of approximately $2,597,000 compared to a deficiency of approximately $3,365,000 at February 28, 2010 representing a decrease in the deficiency of approximately $769,000 for the current six month period ended August 31, 2010.  The decrease in the deficiency consisted of an increase of approximately $275,000 in cash and a decrease of approximately $494,000 in current liabilities.   The principal reason for the increase in cash is during March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded approximately $1,676,000, net of expenses approximating $255,000.  The principal reason for a decline in current liabilities of approximately $494,000 was the result of the payment of trade payables approximating $148,000, the redemption of a convertible noteholder of $50,000 and conversion of a prior preferred stock subscription of $250,000, a related loan of $50,000, plus accrued interest of approximately $39,000 during the quarter ended May 31, 2010.  The decline was partially offset by a net increase of approximately $4,000 of accrued liabilities.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our President and Chief Financial Officer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Series A Convertible Preferred Stock Offering

During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The  Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor will also receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is $1.00 per share.  The Company received gross proceeds of $1,591,965 and $335,000 in Series A preferred stock subscriptions during the six and three month periods ended August 31, 2010, respectively.  Proceeds from the offering will assist the Company in its current business plan.

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

Not Applicable

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC.

October 20, 2010	/s/ Jose Mir
Jose Mir
President

October 20, 2010	/s/ Frank D. Benick
Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer