Form 10-Q
period 2010-11-30
SensiVida Medical Technologies, Inc.
filed 2011-01-19
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2010
or

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
 Yes ☐       No ☒

As of November 30, 2010, there were outstanding 15,998,112 shares of the registrant’s common stock, $.01 par value.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

INDEX

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2010 (Unaudited)	February 28, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$14,479	$12,002
Total Current Assets	14,479	12,002

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $214,342 (November 30, 2010) and $207,322 (February 28, 2010)	20,158	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $327,665 (November 30, 2010) and $187,237 (February 28, 2010)	2,480,899	2,621,327
Other Assets	32,760	3,016
Restricted Cash	16,691	18,727
Deferred Costs	6,667	49,167

TOTAL ASSETS	$2,571,654	$2,704,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Accounts Payable	204,350	255,189
Other Loans Payable	49,828	99,828
Officer Loan	5,524	5,524
Accrued Liabilities	2,482,362	2,315,680
Preferred Stock Subscribed	-	250,000
Total Current Liabilities	3,143,564	3,377,721

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 Par Value, 11,000,000 and 5,000 Shares Authorized; Issued and Outstanding 2,021,728 Shares November 30, 2010; -0- Shares February 28, 2010	20,217	-
Common Stock $.01 Par Value, 89,000,000 and 19,995,000 Shares Authorized; Issued and Outstanding Shares - 15,998,112 Shares November 30, 2010; 15,980,612 Shares February 28, 2010	159,981	159,806
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,892,950	34,153,453
Accumulated Deficit	(36,785,858)	(35,127,541)
Total Stockholders' Deficit	(571,910)	(673,482)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,571,654	$2,704,239

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	NINE MONTHS		THREE MONTHS
	2010	2009	2010	2009

Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expense	921,169	896,916	376,577	248,969
Product Development Expense	547,040	248,437	209,415	36,023
Total Expenses	1,468,209	1,145,353	585,992	284,992
Other Income	44	74	12	18
Cancellation of Indebtedness	-	43,597	-	-
Interest Expense	(190,152)	(125,049)	(77,239)	(24,769)
Accretion of Interest on Convertible Debt		(86,036)		-
Total Other Expense	(190,108)	(167,414)	(77,227)	(24,751)
Net Loss	$(1,658,317)	$(1,312,767)	$(663,219)	$(309,743)
Basic and Diluted Loss Per Common Share	$(0.104)	$(0.101)	$(0.041)	$(0.020)
Weighted Average Common Shares Outstanding	15,996,757	13,356,671	15,998,112	15,854,733

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010

	Series A Convertible
	Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit

BALANCE, FEBRUARY 28, 2010 (Audited)	-	$-	15,980,612	$159,806	$34,153,453	$140,800	$(35,127,541)

Common Stock Issued for Services	-	-	17,500	175	8,925	-	-

Series A Preferred Stock - Net of
Expenses of $254,714	2,021,728	20,217	-	-	1,718,312	-	-
Fair Value of Employee Stock Option Grants	-	-	-	-	12,260	-	-

Net Loss	-	-	-	-	-	-	(1,658,317)

BALANCE, NOVEMBER 30, 2010 (Unaudited)	2,021,728	$20,217	15,998,112	$159,981	$35,892,950	$140,800	$(36,785,858)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Net Loss	$(1,658,317)	$(1,312,767)
Fair Value of Options Issued in Exchange for Services	12,260	-
Accretion of Interest on Convertible Debt	-	86,036
Common Stock Issued for Services	9,100	19,586
Depreciation and Amortization	147,448	140,428
Amortization of Deferred Costs	42,500	138,672
Subtotal	(1,447,009)	(928,045)

Changes in Assets and Liabilities, Net of Acquisition
(Increase) Decrease in Other Assets and Restricted Cash	(27,708)	16,072
Increase (Decrease) in Accounts Payable	(50,839)	199,286
Increase in Accrued Liabilities	267,960	437,517
Net Cash Used for Operating Activities	(1,257,596)	(275,170)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Property and Equipment	(27,178)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in Loan Payable	-	50,000
Common Stock Subscribed	-	90,800
Redemption of Convertible Debt	(50,000)	-
Preferred Stock Subscribed	-	100,000
Net Proceeds from Issuance of Series A Preferred Stock	1,337,251	-
Net Cash Provided by Financing Activities	1,287,251	240,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,477	(34,370)

CASH AND CASH EQUIVALENTS
Beginning Balance	12,002	76,797
Ending Balance	$14,479	$42,427

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common Stock Issued in Acquisition of Intellectual Property and Other Liabilities	$-	$2,751,332
Common Stock Issued in Cancellation of Shareholder Debt	$-	$2,147,187
Preferred Stock Issued in Cancellation of Preferred Stock Subscription	$250,000	$-
Preferred Stock Issued in Cancellation of Other Loans Payable	$50,000	$-
Preferred Stock Issued in Cancellation of Accrued Liabilities	$101,278	$-
Common Stock Issued for Future Services	$-	$37,500
Common Stock Issued in Conversion of Debt and Accrued Interest	$-	$1,454,325

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

The consolidated financial statements as of and for the nine and three month periods ended November 30, 2010 and 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-K for the fiscal year ended February 28, 2010.  The interim operating results for the nine months ended November 30, 2010 may not necessarily be indicative of the operating results expected for the full year.

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

The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company expects to incur substantial expenditures to further the development and commercialization of its products.  To achieve this, on October 1, 2010 management entered into an agreement with a financial consulting firm to be an advisor and placement agent for the Company to seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology.  There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.  The financial consulting firm has done an extensive Due Diligence Process which is nearing completion as of January 14, 2011.  A Private Placement Memorandum (“PPM”) has been drafted but not yet approved by both companies.  Financing activities will not commence until the financial consulting firm finishes its Due Diligence Process, deems it to be acceptable, and a PPM document is agreed to and signed by both parties.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years for equipment and the shorter of the lease term or fifteen years for leasehold improvements.  Depreciation expense was $7,020 and $-0- for the nine months and $6,239 and $-0- for the three months ended November 30, 2010 and 2009, respectively.

Intellectual Property
Intellectual property consists of technology with patents pending approval that was included in the acquisition of SensiVida Medical Systems, Inc. and is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $140,428 and $140,428 for the nine months and $46,809 and $46,809 for the three months ended November 30, 2010 and 2009, respectively.

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

Loss per Common Share
In accordance with FASB ASC 260, Earnings per Share, basic and diluted net loss per share is computed using net income or loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the nine and three months ended November 30, 2010 and 2009, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share were the same.

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
NOVEMBER 30, 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recently Adopted Accounting Pronouncements
As of November 30, 2010 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statement.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of November 30, 2010 there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

As of November 30, 2010, the FASB has issued Accounting Standards Update (ASU) through No. 2010-26.  None of the ASUs have had a material impact on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $-0- and $45,000 for the nine months and $-0- and $15,000 for the three months ended November 30, 2010 and 2009, respectively.  These amounts are recorded in general and administrative expense.  Effective November 2008, Mr. Katevatis’ legal service agreement was amended to $60,000 per year.  On February 3, 2010 the legal service agreement with Mr. Katevatis terminated and was not renewed by the Company.

See Note 8 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 4 for related party loans and accrued liabilities.

NOTE 3 – DEFERRED CHARGES

Expected future amortization of deferred charges is as follows:

Years Ending

February 28, 2011	$6,667

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 30, 2010	February 28, 2010
Legal and professional fees	$245,246	$301,247
Consulting and university fees	1,397,019	1,397,019
Salaries and wages	435,916	346,500
Accrued Interest	311,946	178,479
Expense Reimbursements and Other	92,235	92,435
Totals	$2,482,362	$2,315,680

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis.  The amount of the accrual was $2,500 and $65,000 as of November 30, 2010 and February 28, 2010, respectively (Note 2). During the nine months ended, Mr. Katevatis converted $62,500 of accrued professional fees into 62,500 shares of Series A preferred stock.

Accrued consulting and university fees include costs owed for Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board (Note 8), with respect to his prior consulting agreement, of $1,397,019 as of November 30, 2010 and February 28, 2010, which fees the Company is contesting in litigation between Dr. Alfano and the Company.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 4 – ACCRUED LIABILITIES (CONT.)

Accrued expense reimbursements of $92,235 were due to Dr. Alfano at November 30, 2010 and February 28, 2010.  The Company has accrued these costs in conjunction with Dr. Alfano’s prior consulting agreement.

Accrued salaries and wages include amounts due to Frank D. Benick, Chief Financial Officer, of $15,500 and $29,000 as of November 30, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to Kamal Sarbadhikari, former Chief Executive Officer, of $66,250 and $106,250 as of November 30, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to Jose Mir, President of $212,500 and $131,250 as of November 30, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to David R. Smith, Chairman of the Board, of $100,000 and $80,000 as of November 30, 2010 and February 28, 2010, respectively.

Accrued salaries and wages include amounts due to Margaret Lydon, Chief Operating Officer of $20,833 and John Spoonhower, Chief Technical Officer of $20, 833 as of November 30, 2010.

Accrued interest includes interest accrued on convertible debt of $161,617 (see Note 5), and $141,431 as of November 30, 2010 and February 28, 2010, respectively.

Accrued interest on the Series A preferred stock was $143,054 and $0 as of November 30, 2010 and February 28, 2010, respectively.

Accrued interest on other debt was $7,275 and $4,286 as of November 30, 2010 and February 28, 2010, respectively.

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

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $-0- and $86,036 for the nine months and $-0- and $-0- for the three months ended November 30, 2010 and 2009, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 5 – CONVERTIBLE DEBT AND OTHER LOANS PAYABLE (CONT.)

Accrued interest payable on the notes as of November 30, 2010 and February 28, 2010 was $161,617 and $141,431, respectively.  Interest expense was $37,774 and $114,757 for the nine months and $12,013 and $13,509 for the three months ended November 30, 2010 and 2009, respectively.

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

On July 31, 2009, certain note holders converted the note and accrued interest through July 31, 2009 into common stock of the Company at the net price of $.35 per share which represents 50% of the opening market value of the stock on this date.   Principal of $1,205,000 and accrued interest of $249,325 were converted into 4,155,222 shares of the Company’s common stock.

As of May 19, 2010, one convertible note holder demanded repayment of principal of $50,000 with a subsequent demand for accrued interest approximating $17,588.  As of June 1, 2010, both principal and interest had been satisfied.  The remaining notes are in default.

Other Loans Payable
On September 1, 2005, SensiVida issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.   Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to common stock of SensiVida.  The number of shares of common stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition (by the Company) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest accrues on the balance at a rate of 8% compounded annually.  The Note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at November 30, 2010 and February 28, 2010 was $49,828. Interest accrued on the note was $7,275 and $4,286 as of November 30, 2010 and February 28, 2010, respectively.

On September 1, 2009, the Company borrowed $50,000 from a shareholder.  The loan called for interest at 12% per annum.  The principal and accrued interest was convertible into the company’s common stock at $.66 per share after six months at the discretion of the note holder.  Proceeds of the loan were to be used for the company’s patient allergy clinical trial and related clinical expenses.  As of November 30, 2010, $16,691 of the original loan remains in a restricted cash account for its intended use as approved by the lender.  In April 2010, the terms of the loan were modified to provide for an option to convert principal and accrued interest into Series A Preferred stock which was completed on May 1, 2010.  Principal of $50,000 and accrued interest of $3,929 were converted to 53,929 shares of Series A Preferred stock.

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
NOVEMBER 30, 2010

NOTE 6 - PREFERRED STOCK SUBSCRIBED (CONT.)

On April 13, 2010, the Company and the preferred stock subscriber mutually agreed to revised terms on the prior $250,000 unissued preferred stock subscription agreement.  The new terms call for a “ratcheted” conversion to common stock, at a price of $0.35 from $0.66.  In addition, accrued interest of $34,849 as of May 1, 2010, on the $250,000 subscription, the subscription, plus a 10% premium of $28,485 on the principal and accrued interest all totaling $313,334, were available at the option of subscriber to roll over the total into the Company’s current Series A subscription agreement.  On May 1, 2010, principal of $250,000, interest of $34,849 plus the premium of $28,485 were converted to 313,334 shares of Series A Preferred stock.

NOTE 7 - INCOME TAXES

There is no income tax benefit for the losses for the nine and three months ended November 30, 2010 and 2009 because the Company has determined that the realization of the net deferred tax asset is not assured.  The Company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended November 30, 2010 and there was no accrual for uncertain tax positions as of November 30, 2010.

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the nine and three months ended November 30, 2010 and 2009.

Other Royalties
The Company obtained worldwide licensing rights for patents from Yale University and has agreed to pay royalties based on net sales of all products generated from the patents and fifty percent of any income received from sublicensing of the patents.  The Company has not recorded any revenues since the inception of this agreement and therefore has not recorded or paid any royalties during the nine and three months ended November 30, 2010 and 2009.

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
NOVEMBER 30, 2010

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONT.)

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

On August 15, 2010, the Company entered into three year employment contracts with Margaret Lydon as Chief Operating Officer and John P. Spoonhower as Chief Technology Officer.  Ms. Lydon and Mr. Spoonhower will each be paid a base salary of $125,000 per annum.  Both Ms. Lydon and Mr. Spoonhower were each granted 400,000 options, for a total of 800,000 options, to acquire 400,000 shares each, of the company’s common stock over a three year vesting period with an exercise price of $0.36.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 28.6%, risk free interest rate of 2.68% and expected option life of three years.  The total estimated employer cost associated with these options approximates $126,100, which is being amortized over the life of the employment agreements.  In the interim vesting period, the Company’s 1999 stock incentive plan will require revision as the plan previously had a limitation on the aggregate number of shares it may issue.

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

Series A Convertible Preferred Stock Offering
During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is at $1.00 per share.  As of November 30, 2010, 2,888,182 warrants were granted.

Common Stock
On March 1, 2010, the Company amended its Certificate of Incorporation to provide for 89,000,000 shares of common stock, $.01 par value.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

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

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of November 30, 2010, the shares have not yet been issued.  The Company anticipates the shares to be issued in January 2011.

In December 2009, the Company received $110,800 for 221,600 shares of the company’s common stock.  As of November 30, 2010, the shares have not yet been issued.  The Company anticipates the shares to be issued in January 2011.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of November 30, 2010 and 2009.

1999 Incentive Stock Option Plan
The Board of Directors previously adopted, subject to stockholder approval, a 1999 Incentive Stock Option Plan (the “Plan”) for officers and employees of the Company.  The stockholders subsequently approved the Plan on February 17, 2004.  Accordingly awards issued under the Plan prior to February 17, 2004 were deemed not to be granted until that date.  The aggregate number of shares that may be issued under the options shall not exceed 300,000, however, the plan will require revision to accommodate the granting of options to Mrs. Lydon and Mr. Spoohhower.

Stock Options
Activity related to stock options during the nine months ended November 30, 2010 is as follows:

		Exercise	Weighted
		Price	Avg. Exercise
	Shares	Range	Price

Outstanding, February 28, 2010	30,000	$10.00	$10.00
Granted	800,000	0.36	0.36
Exercised	-
Forfeited or Expired	(30,000)	(10.00)	$(10.00)
Outstanding, November 30, 2010	800,000	$0.36	$0.36

Weighted average remaining life of options approximates 2.71 years at November 30, 2010.

Options issued in November 2005 expired November 15, 2010.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONT.)

Stock Warrants
Stock warrant activity during the nine months ended November 30, 2010 was as follows:

		Exercise	Weighted
	Shares	Price	Avg. Exercise
	Outstanding	Range	Price
Outstanding, February 28, 2010	595,733	$.60 - 30.00	$6.32
Granted	2,895,682	1.00
Exercised	-	-
Forfeited	(100,000)	30.00
Outstanding and Exercisable, November 30, 2010	3,391,415	$.60 - $2.50	$1.08

Stock warrants issued in 2004 expired in November 2010.

Weighted average remaining life of warrants approximates 2.41 years at November 30, 2010.

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
NOVEMBER 30, 2010

NOTE 10 – AMENDMENT OF CERTIFICATE OF INCORPORATION (CONT.)

e).      The Series A Preferred stock  may, at any time for a period of three years from the date of its issuance, at the option of the holders thereof, be converted into common stock at a price of $0.35 per share (as adjusted for subsequent stock dividends, stock splits, combinations, recapitalizations or the like).

NOTE 11 - RETIREMENT PLAN

During July 2010, the Company adopted a 401-K plan for its employees.  As of November 30, 2010, the Company has not recognized any employer retirement costs associated with the plan.

NOTE 12 - SUBSEQUENT EVENTS

The Company entered into a placement agent agreement with J.P. Turner & Company, LLC (agent) to serve as exclusive placement agent and financial advisor in connection with the best efforts sale of new securities of the Company for purposes of execution of its business plan.  The term of the agreement shall continue for twelve months.  The agreement requires a $50,000 non-refundable retainer to cover pre-offering expenses.  The Company has agreed to replenish the retainer should expenses exceed the retainer.  Upon the initial closing, which consists of the placement agent’s sale of securities, the Company shall issue to agent a non-refundable retainer warrant to purchase up to 450,000 common shares with an exercise price equal to the initial conversion price of the securities issued in the offering for a term of five years from the date of issuance.

Additional terms call for an offering fee of 16% of the gross proceeds of the offering, plus a warrant to purchase a number of the Company’s shares of common stock equal to 16% of the gross proceeds provided by the offering at an exercise price equal to the initial conversion price of the securities issued in the offering.  In addition, the Company shall also pay the placement agent a cash fee equal to 7% of the gross proceeds as received by the Company from exercising of the investors’ warrants.  The financial consulting firm has done an extensive Due Diligence Process which is nearing completion as of January 14, 2011.  A Private Placement Memorandum (“PPM”) has been drafted but not yet approved by both companies.  Financing activities will not commence until the financial consulting firm finishes its Due Diligence Process, deems it to be acceptable, and a PPM document is agreed to and signed by both parties.

Item 2.       Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Nine and Three Months Ending November 30, 2010 Compared to
Nine and Three Months Ending November 30, 2009

Revenues

We had no revenues during the nine and three months ending November 30, 2010 and November 30, 2009.  Previously, our primary focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $24,000, or 3%, during the current nine month period ended November 30, 2010 as compared to the nine month period ended November 30, 2009.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $293,000 decreased approximately $17,000 from the prior year period, primarily as a result of the resignation of the former CEO, Kamal Sarbadhikari effective December 31, 2009.  The decrease in salary and related costs was offset with the recent hiring of Ms. Margaret Lydon as Chief Operating Officer and Mr. John P. Spoonhower as Chief Technology Officer with salaries to date approximating $73,000 plus stock option costs of $12,000.  In addition, professional fees decreased approximately $90,000 during the current nine month period.  In the prior year nine month period there was increased professional activities associated with the merger of the Company and SensiVida Medical Systems, Inc. on March 3, 2009 and related matters. In October 2009, a civil action was entered against the company by Dr. Robert Alfano.  The litigation centers around payment for accrued consulting fees and expenses totaling approximately $1,490,000.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and the transfer of his former Mediscience Technology Corp. stock into SensiVida Medical Technologies, Inc. stock.  The Company does not believe the case has merit and has filed a motion to dismiss.  The Company intends to vigorously contest these claims.  As an offset to the above decreases in general and administrative expenses, consulting and marketing expenses increased approximately $47,000 over the prior nine month period.  These costs represent investor and media public relations along with strategic corporate development and financing.  Placement agent fees and fund raising consultant costs increased approximately $75,000 during the current nine month period ended November 30, 2010 when compared to the prior nine month period ended November 30, 2009.  Also, adding to the increase in general and administrative expense was approximately $9,000 in all other general and administrative expenses.

General and administrative expenses increased approximately $127,000 or 51% during the current three month period ended November 30, 2010 as compared to the three month period ended November 30, 2009.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $144,000 increased approximately $42,000 over the prior year three month period.  With the resignation of the former CEO, Kamal Sarbadhikari effective December 31, 2009, the increase in salary related costs is associated with the recent hiring of Ms. Margaret Lydon as Chief Operating Officer and Mr. John P. Spoonhower as Chief Technology Officer.  In addition, professional fees increased approximately $31,000 during the current three month period.  The increase was primarily associated with the costs associated with the engagement of a new placement agent for the Company’s securities.  Placement agent fees and fund raising consultant costs increased approximately $53,000 during the current three month period ended November 30, 2010 when compared to the prior three month period ended November 30, 2009.  Also, adding to the net increase in general and administrative expense was approximately $1,000 in all other general and administrative expenses.

Product Development Expense

Product development expense increased approximately $299,000, or 120%, during the current nine month period ended November 30, 2010 when compared to the prior nine month period ended November 30, 2009.  The increase is net of an increase of approximately $399,000 in costs for product design and development plus clinical studies for allergy research being conducted in Rochester, NY by the Company and its consultants, less a decrease of approximately $100,000 of deferred charges amortized during the current nine month period, as compared to the nine month period ended November 30, 2009.

Product development expense increased approximately $173,000 or 481% during the current three month period ended November 30, 2010 when compared to the prior three month period ended November 30, 2009.  The increase is net of an increase of approximately $198,000 in costs for product design and development by the Company and its consultants, less a decrease of approximately $25,000 of deferred charges amortized during the current three month period, as compared to the three month period ended November 30, 2009.

Cancellation of Indebtedness

The Company in the prior year had written off certain accrued outside consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of November 30, 2010 of approximately $3,131,000 compared to a deficiency of approximately $3,365,000 at February 28, 2010 representing a decrease in the deficiency of approximately $234,000 for the current nine month period ended November 30, 2010. The decrease in the deficiency consisted of an increase of approximately $2,000 in cash and a decrease of approximately $232,000 in current liabilities.   The principal reason for the increase in cash is during March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded approximately $1,738,000, net of expenses approximating $255,000.  The principal reason for a decline in current liabilities of approximately $232,000 was the result of the payment of trade payables approximating $51,000, the redemption of a convertible noteholder of $50,000 and conversion of a prior preferred stock subscription of $250,000, a related loan of $50,000, plus accrued interest of approximately $39,000 during the quarter ended May 31, 2010.  In addition, $62,500 of accrued liabilities were converted to Series A preferred stock during the year.  The decline was offset by a net increase of approximately $270,000 of accrued liabilities.

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

Item 1A.    Risk Factors

Not Applicable

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Series A Convertible Preferred Stock Offering

During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The  Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share, at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor will also receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is $1.00 per share.  The Company received gross proceeds of $1,591,965 and $-0- in Series A preferred stock subscriptions during the nine and three month periods ended November 30, 2010, respectively.  Proceeds from the offering will assist the Company in its current business plan.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC.

January 18, 2011	/s/ Jose Mir

Jose Mir
President

January 18, 2011	/s/ Frank D. Benick

Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer