Form 10-Q/A
period 2009-05-31
SensiVida Medical Technologies, Inc.
filed 2011-02-16
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note

On July 20, 2009, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida” or the "Company") filed its quarterly report on Form 10-Q. This Amendment No. 2 to the Form 10-Q for the quarter ended May 31, 2009, hereby amends and restates the prior Form 10-Q with certain modifications as a result of comments by the SEC. There are no changes to the financial statements or the Company's financial results for the quarter ended May 31, 2009, other than the addition of Note 12.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.
Item 1. Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of May 31, 2009 (Unaudited) and February 28, 2009 (Audited)	1

	Consolidated Statement of Operations for the Three Months Ended May 31, 2009 (Unaudited) and May 31, 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended May 31, 2009 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Three Months Ended May 31, 2009 (Unaudited) and May 31, 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis	18-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART 11.	Other Information	21-22

Item 1.	Legal Proceedings

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24

	Exhibits

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31,	February 28,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$20,757	$76,797
Prepaid Expenses and Other Current Assets	11,905	17,262
Total Current Assets	32,662	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $46,809 and $-0-	2,761,754	-
Security Deposit	2,800	2,800
Deferred Costs	85,342	130,547

TOTAL ASSETS	$2,882,558	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$1,656,500	$1,570,464
Accounts Payable	193,755	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Accrued Liabilities	2,093,421	4,140,431
Preferred Stock Subscribed	250,000	150,000
Total Current Liabilities	4,249,028	5,934,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares Authorized; Issued and Outstanding -0- Shares May 31, 2009; -0- Shares February 28, 2009	-	-
Common Stock $.01 Par Value, Authorized 19,995,000 Shares; Issued and Outstanding Shares - 11,632,417 Shares May 31, 2009; 7,123,241 Shares - February 28, 2009	116,323	71,232
Additonal Paid-in Capital	32,640,690	27,784,596
Accumulated Deficit	(34,123,483)	(33,563,212)
Total Stockholders' Deficit	(1,366,470)	(5,707,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,882,558	$227,406

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
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Net Loss	$(560,271)	(578,656)
Accretion of Interest on Convertible Debt	86,036	237,840
Common Stock Issued for Services	2,666	-
Depreciation and Amortization	46,809	86
Amortization of Deferred Costs	45,205	58,028
Subtotal	(379,555)	(282,702)
Changes in Assets and Liabilities, Net of Acquisition
Decrease in Prepaid Expense and Other Current Assets	5,357	20,914
Increase (Decrease) in Accounts Payable and Other Payables	119,860	(60,646)
Increase in Accrued Liabilities	98,298	69,215
Net Cash Used for Operating Activities	(156,040)	(253,219)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock Subscribed	100,000	-
Proceeds from Issuance of Convertible Debt	-	438,500
Net Cash Provided by Financing Activities	100,000	438,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,040)	185,281

CASH AND CASH EQUIVALENTS
Beginning Balance	76,797	123,582
Ending Balance	$20,757	308,863

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock Issued in Acquisition of Intellectual Property and Other Liabilities	$2,751,332	$-
Discount on Debt Due to Beneficial Conversion Option	$-	$438,500
Common Stock Issued in Cancellation of Shareholder Debt	$2,147,187	$-

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

NOTE 12 - CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its quarterly report as a result of the review of its financial statements by its independent accounting firm.  Originally the Company incorrectly classified the cancellation of certain related party debt as income of $1,209,179.  Upon subsequent review, the cancellation of the debt was reclassified to additional paid in capital.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
f/k/a MEDISCIENCE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 12 - CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONT’D).

In addition, the Company recorded additional general and administrative costs of $56,932.  The correction was primarily composed of $46,809 of initial amortization of the intellectual property that was acquired during the first quarter.  Also approximately $10,123 of various consulting costs were invoiced by various vendors after the quarterly report was filed.  Product development costs were also increased $4,960 because various vendors had delayed their invoicing until after the quarterly report was filed.  Interest expense was also corrected from $40,586 to $50,514, because of an error in tabulating various columns from the accrual worksheet.

The above corrections resulted in a reduction of income totaling $1,280,999 and the correction of reporting income per share from $0.07 to a loss of ($0.05) per share.  Since the cancellation of debt was reclassified to additional paid in capital, the summary of corrections increased the shareholders deficit approximately $71,800.

The independent review of the financial statements also resulted in the reclassification within the balance sheet of $250,000 of preferred stock subscribed from the equity section to a current liability.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Office and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2009, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Item 6.	Exhibits

10.1	Notification that as of March 3, 2009, the Company and SensiVida completed the merger and the Company changed its name to SensiVida Medical Technologies, Inc.*

10.2	Notification that the Company completed the merger and certain financial information has been presented and attached as Exhibits.*

10.3	Agreement dated as of July 3, 2009 between the Company and Dr. John Condemi to engage in consultation on product development and clinical matters.*

10.4	Review Report of Independent Registered Public Accounting Firm.

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

February 16, 2011	By: /s/ Jose Mir

Jose Mir
President

February 16, 2011	/s/ Frank D. Benick

Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Notification that as of March 3, 2009, the Company and SensiVida completed the merger and the Company changed its name to SensiVida Medical Technologies, Inc.*

10.2	Notification that the Company completed the merger and certain financial information has been presented and attached as Exhibits.*

10.3	Agreement dated as of July 3, 2009 between the Company and Dr. John Condemi to engage in consultation on product development and clinical matters.*

10.4	Review Report of Independent Registered Public Accounting Firm.

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*  Previously filed