Form 10-Q/A
period 2009-08-31
SensiVida Medical Technologies, Inc.
filed 2011-02-16
CIK 64647

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

Explanatory Note

On October 20, 2009, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida” or the "Company") filed its quarterly report on Form 10-Q. This Amendment No. 2 to the Form 10-Q for the quarter ended August 31, 2009, hereby amends and restates the prior Form 10-Q with certain modifications as a result of comments by the SEC. There are no changes to the financial statements or the Company's financial results for the quarter ended August 31, 2009, other than the addition of Note 12.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

Item 1. Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of August 31, 2009 (Unaudited) and February 28, 2009 (Audited)	1

	Consolidated Statement of Operations for the Six and Three Months Ended August 31, 2009 (Unaudited) and August 31, 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended August 31, 2009 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Six Months Ended August 31, 2009 (Unaudited) and August 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis	18-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART 11.	Other Information	21-22

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24-25

	Exhibits	26-28

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	August 31,	February 28,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,662	$76,797
Prepaid Expenses and Other Current Assets	6,547	17,262
Total Current Assets	11,209	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization
of $93,619 and $-0-	2,714,945	-
Security Deposit	2,800	2,800
Deferred Costs	71,387	130,547

TOTAL ASSETS	$2,800,341	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$451,500	$1,570,464
Accounts Payable	279,105	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Accrued Liabilities	2,042,362	4,140,431
Preferred Stock Subscribed	250,000	150,000
Total Current Liabilities	3,078,319	5,934,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares
Authorized; Issued and Outstanding -0- Shares August 31,
2009; -0- Shares February 28, 2009	-	-
Common Stock $.01 Par Value, Authorized 19,995,000
Shares; Issued and Outstanding Shares - 15,850,612 Shares
August 31, 2009; 7,123,241 Shares - February 28, 2009	158,505	71,232
Common Stock Subscribed	30,000	-
Additonal Paid-in Capital	34,099,753	27,784,596
Accumulated Deficit	(34,566,236)	(33,563,212)
Total Stockholders' Deficit	(277,978)	(5,707,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,800,341	$227,406

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 12 - CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS
(CONT’D).

In addition, product development costs were increased $45,889 from $166,525 to $212,414, because various vendors had delayed their invoicing until after the quarterly report was filed.  Interest expense was also corrected from $90,352 to $100,280 because of an error in tabulating various columns from the accrual worksheet from the first quarter and not discovered until the review of the financial statements.

The above corrections resulted in reduction of income totaling $1,265,662 and the correction of reporting income per share from $0.023 to a loss of $(0.083) per share for the six months ended August 31, 2009.  Since the cancellation of debt was reclassified to additional paid in capital, the summary of corrections increased the shareholders deficit approximately $56,500.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Office and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2009, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2009, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Item 6.	Exhibits

10.1	Notification that as of October 12, 2009, Peter Katevatis tendered his letter of resignation as a Director.*

10.2	Review Report of Independent Registered Public Accounting Firm.

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

February 16, 2011	By: /s/ Jose Mir

Jose Mir
President

February 16, 2011	By: /s/ Frank D. Benick

Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Notification that as of October 12, 2009, Peter Katevatis tendered his letter of resignation as a Director.*

10.2	Review Report of Independent Registered Public Accounting Firm

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Previously filed