Form 10-Q/A
period 2009-11-30
SensiVida Medical Technologies, Inc.
filed 2011-02-16
CIK 64647

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

Explanatory Note

On January 19, 2010, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida” or the "Company") filed its quarterly report on Form 10-Q. This Amendment No. 2 to the Form 10-Q for the quarter ended November 30, 2009, hereby amends and restates the prior Form 10-Q with certain modifications as a result of comments by the SEC. There are no changes to the financial statements or the Company's financial results for the quarter ended November 30, 2009, other than the addition of Note 12.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

Item 1. Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

INDEX

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	November 30,	February 29,
	2009 (Unaudited)	2008 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$42,427	$76,797
Prepaid Expenses and Other Current Assets	1,190	17,262
Total Current Assets	43,617	94,059

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation	-	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $140,428 and $-0-	2,668,136	-
Security Deposit	2,800	2,800
Deferred Costs	29,375	130,547

TOTAL ASSETS	$2,743,928	$227,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt, Net of Discount of $-0- and $86,036	$451,500	$1,570,464
Accounts Payable	273,181	73,895
Note Payable	49,828	-
Officer Loan	5,524	-
Loan Payable	50,000	-
Accrued Liabilities	2,183,316	4,140,431
Preferred Stock Subscribed	250,000	150,000
Total Current Liabilities	3,263,349	5,934,790

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock, $.01 Par Value, 5,000 Shares Authorized; Issued and Outstanding -0- Shares November 30, 2009; -0- Shares February 28, 2009	-	-
Common Stock $.01Par Value, Authorized 19,995,000 Shares; Issued and Outstanding Shares - 15,865,612 Shares November 30, 2009; 7,123,241 Shares - February 28, 2009	158,655	71,232
Common Stock Subscribed	90,800	-
Additonal Paid-in Capital	34,107,103	27,784,596
Accumulated Deficit	(34,875,979)	(33,563,212)
Total Stockholders' Deficit	(519,421)	(5,707,384)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,743,928	$227,406

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

In addition, product development costs were increased $5,352 from $243,085 to $248,437, because various vendors had delayed their invoicing until after the quarterly report was filed.  Interest expense was also corrected from $129,253 to $125,049 because of an error in duplicating an accrual of interest in the third quarter.

The above corrections resulted in reduction of income totaling $1,210,327 and the correction of reporting loss per share from $(0.008) to a loss of $(0.101) per share for the nine months ended November 30, 2009.  Since the cancellation of debt was reclassified to additional paid in capital, the summary of corrections increased the shareholders deficit approximately $1,100.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Office and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2009, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2009, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

10.3	Review Report of Independent Registered Public Accounting Firm.

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

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

10.3	Review Report of Independent Registered Public Accounting Firm.

31.1	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the President and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*  Previously filed