Form 10-K/A
period 2010-02-28
SensiVida Medical Technologies, Inc.
filed 2011-02-18
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

EXPLANATORY NOTE

On June 16, 2010, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida” or the "Company") filed its annual report on Form 10-K. This Amendment No. 1 to the Form 10-K for the year ended February 28, 2010, hereby amends and restates the prior Form 10-K with certain modifications as a result of comments by the SEC. There are no changes to the financial statements or the Company's financial results for the year ended February 28, 2010.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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

 Other potential diagnostics applications for our fluorescence tissue spectroscopy include probing the following organ sites for cancer: oral cavity, cervix, aero-digestive tract and colon. Our strategy is to maximize the value of our significant patent portfolio in tissue spectroscopy by licensing its optical imaging technology for applications in cancer detection. We wish to position our Intellectual Property as enabling real-time, less invasive, alternatives to traditional cancer diagnosis method  e.g.  our ("CPE" or "Photonic Pill"), a small, optical diagnostic device that can be swallowed, targeted as a replacement for traditional Endoscopy to diagnose cancers of the mouth, esophagus, colon.

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

In May 2010, we established a partnership with Wi Inc., a Colorado-based company with years of experience developing biomedical devices. Wi, Inc. (www.wiinc.net) is a vertically integrated product development firm specializing in assisting clients in the commercialization of in vitro diagnostics devices from concept to pilot build. Wi’s team of scientists and engineers are knowledgeable in the clinical applications of the markets they serve and dedicated to advancing medical science through point-of-care diagnostics and lifesaving therapies that ultimately reduce the cost of healthcare. Under the agreement, Wi will provide design and prototype development for the disposable allergen delivery component of the allergy test system, building upon our disposable allergen cartridge technology using design-for-manufacturing (DFM) disciplines while providing access to high volume manufacturing partners. In addition to developing preferred designs and prototypes, Wi’s pilot manufacturing capabilities will help reduce our cycle time to reach FDA clinicals and product launch. The agreement may be terminated by either party upon 30 days notice and is automatically terminated for fraudulent behavior during the performance of the agreement, if either party is legally banned from engaging in any industrial or commercial activity, bankruptcy, whether voluntary or involuntary and dissolution.  The summary of this agreement is qualified in its entirety by the terms of the agreement with Wi attached hereto and incorporated herein as Exhibit 10.11 to this annual report on Form 10-K/A.

We have also established a partnership with MDC Associates, a consulting firm that specializes in FDA clearance and compliance, establishing company quality systems for regulatory compliance, FDA documentation, developing pre-market submissions, facility audits and more. After product launch, MDC will provide our customer support services including its comprehensive call center, over-the-phone training all conducted in compliance with FDA and ISO system requirements.  The agreement is terminable by us upon 30 days notice to MDC.  The summary of this agreement is qualified in its entirety by the terms of the agreement with MDC attached hereto and incorporated herein as Exhibit 10.12 to this annual report on Form 10-K/A.

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

The Allergy test, glucose monitor and other future product offerings will require us to prove efficacy prior to commercialization. As such, these will be classified under the FDA’s Devices category and will be required to prove “substantial equivalence” via a 510k (all the allergens are FDA approved). Due to the fact that the allergen cartridge will lightly breach the skin, it will most likely be classified as a Class II device. Initial Allergy clinical tests, are being performed under an IRB, which authorizes human clinical testing on 100 patients. A first round of testing performed on a subset of the 100 approved subjects is virtually complete as of May 2010. Additional tests as approved by the IRB are being strategically reserved for later in 2010, after refined engineering prototypes closely resembling the final product design will become available from Wi Inc. and Dhurjati Electronic Consulting. Our agreement with Dhurjati Electronic Consulting is dated June 1, 2010 and is terminable by either party upon 30 days notice and is automatically terminated upon the earlier of the death, physical incapacity or mental incompetence of Dhurjati and 12 months from the date of the agreement.   The summary of this consulting agreement is qualified in its entirety by the terms of the Consulting Agreement attached hereto and incorporated herein as Exhibit 10.13 to this annual report on Form 10-K/A.

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

SensiVida Medical Systems executed a license agreement in February 2007 with Infotonics Technology Center, Inc.  Under the terms of the license agreement SensiVida Medical Systems received an exclusive license to utilize Infotonics' intellectual property in minimally invasive devices, products and methods for diagnostic and therapeutic medical applications for humans and animals.  SensiVida Medical Systems received a worldwide excusive license in return for issuing 6,000 shares (6%) of its ocommon stock and agreeing to pay a minimum royalty in years 1-3 equal to $10,000 and in years 4-6 of $20,000 and a 50% royalty on any sublicense.  The agreement terminates in the event that SensiVida Medical Systems fails to (i) make the minimum royalty payments after a 60 day notice, (ii) cure a material breach after a 30-day cure period, or (iii) produce a prototype by December 31, 2007 or some other mutually agreed date thereafter, and our filing for bankruptcy protection. The summary of license agreement is qualified in its entirety by the terms of the License Agreement attached hereto and incorporated herein as Exhibit 10.14 to this annual report on Form 10-K/A.

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

Our Patents

Patents secured from the CUNY Research Foundation:

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of —— % of our outstanding common stock as of June 15, 2010. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

Holders

         As of June 15, 2010, there were approximately 663 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

         We have two equity compensation plans. Our 1999 Stock Incentive Plan effective as of April 1, 2003 (the "1999 Plan") provides for the issuance of up to 25,000,000 incentive and non-qualified stock options, stock appreciation rights and shares of common stock to our eligible employees and consultants and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan effective as of February 17, 2004 (the "2003 Plan," and together with the 1999 Plan, the "Stock Option Plans") provides for the issuance of up to 7,000,000 non-qualified stock options, stock purchase warrants and shares of common stock to our eligible employees and consultants. Each of the Stock Option Plans was approved by our Board of Directors and ratified by the holders of a majority of our issued and outstanding shares of common stock within 12 months of such board approval. The following table presents certain information relating to outstanding awards and shares available for future grant under our Stock Option Plans in accordance with Item 201(d) of Regulation S-K.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	30,000	$10.00	997,000

Equity compensation plans not approved by security holders	—	—	N/A

Total	30,000	$10.00	997,000

Recent Sales of Unregistered Securities

           The information required by Item 701 of Regulation S-K has been previously included in one or more current reports on Form 8-K filed by the Company.

Item 6.	Selected Financial Data

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

Liquidity and Capital Resources

We had a deficiency in working capital as of February 28, 2010 of approximately $3,366,000 compared to a deficiency of approximately $5,841,000 at February 28, 2009 representing a decrease in the deficiency of approximately $2,475,000 for the current year ended February 28, 2010.  The decrease in the deficiency consisted of a decrease of approximately $82,000 in current assets, consisting of cash and prepaid expenses, and an offsetting decrease of approximately $2,557,000 in current liabilities.  The principal reason for the decline in accrued liabilities is the cancellation of approximately $2,147,000 of obligations to Mr. Katevatis who terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and exercised his option to convert outstanding salary and fees accrued through November 2008 in exchange for 1,172,510 shares of the Company’s common stock.  In addition, certain note holders converted $1,205,000 of note principal and $249,325 of accrued interest into common stock of the Company.  The current deficiency in working capital is primarily represented by accounts payable, accruals for professional fees, consulting, salaries and wages and convertible debt.  Subsequent to the Company’s February 28, 2010 fiscal year end, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $0.35 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is also at $1.00 per share.  Series A Preferred stock subscriptions to date have exceeded $1,400,000.

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

CONTENTS

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

Evaluation of disclosure controls and procedures

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Board of Directors

The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified.

Name	Age	Position
David R. Smith	66	Director and Chairman of the Board
Jose Mir	58	Director, President, Chief Technology Officer
Ed Cabrera	50	Director
Frank D. Benick	61	Chief Financial Officer

The principal occupations and business experience that led to the conclusion that each person should serve as a director or executive officer are set forth in the paragraphs that follow.

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

Our Board of Directors has one separate, standing committee, the Executive Committee, consisting of directors Cabrera and Smith.  The Executive Committee has been delegated all power and authority of the Board of Directors acts for the Board of Directors when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.  During the fiscal year ending February 28, 2010, the Executive Committee met four times.

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

Key Director Qualifications: Mr. Smith has significant directorship, manufacturing and engineering expertise to assist us in commercializing our products.

Jose Mir, President and CTO.  Mr. Mir started his career at the Eastman Kodak Company, pioneering new technologies that enabled some of the world's earliest digital imaging products. He evangelized and co-founded a corporate worldwide innovation initiative that after five years was able to drive significant growth beyond Kodak's traditional product lines. Mr. Mir had profit and loss statement responsibilities for a $16 million business that commercialized four radically new digital products- two of them won industry awards for technical excellence. After leaving Kodak, he started and led Infotonics Technology Center's Innovation initiative, responsible for founding two new start-ups. Most recently, he founded SensiVida Medical Systems Inc. and served as its President/CTO for three years. Mr. Mir is a prolific inventor and has won several professional awards.

Key Director Qualifications:  Mr. Mir has the requisite business and technical background that have enabled him to develop our patents and patent strategy, design our medical devices, assist with our financing and oversee the growth of our company.

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

Key Director Qualifications: Mr. Katevatis has a legal background and years of experience in working with our company as President and CEO to assist with our company's strategic direction.

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

Key Director Qualifications:  Mr. Cabrera has a financial background to assist with raising capital, negotiating the most favorable financing terms and advising us with our financing strategy.

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

Compliance with Section 16(a) of the Securities Exchange Act

In connection with the completion of the Company’s merger with SensiVida Medical Systems, Inc. on March 3, 2009, David R. Smith, Kamal Sarbadhikari, Jose Mir and Ed. Cabrera were appointed to the Board of Directors but have not yet filed initial statements of beneficial ownership on Form 3.  On March 3, 2009, Messrs. Sarbadhikari and Mir each were issued 14,204,545 shares of the Company’s common stock as their pro rata share of the merger consideration and statements of changes in beneficial ownership on Forms 4 have not been filed to report these transactions.  Also on March 3, 2009, Mr. Peter Katevatis, the former Chairman of the Board and Chief Executive Officer of the Company, was issued 1,172,510 shares of the Company’s common stock in consideration for his waiver of certain accrued salary and other claims and a Form 4 reporting this transaction has not been filed.

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

SUMMARY COMPENSATION TABLE

			All Other
			Compensation	Total
Name and Principal Position	Year	Salary ($)	($)	($)

Kamal Sarbadhikari	2010	$125,000	$-0-	$125,000
Former Chairman, Pres. and	2009	$46,635	$-0-	$46,635
Chief Executive Officer (PEO)

Jose Mir (PEO) President	2010	$150,000	$-0-	$150,000
As Chief Technology Officer	2009	$46,635	$-0-	$46,635

David R. Smith	2010	$60,000	$-0-	$60,000
Chairman	2009	$20,000	$-0-	$20,000

Frank D. Benick	2010	$48,000	$-0-	$48,000
Chief Financial Officer	2009	$48,000	$-0-	$48,000

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

The following table sets forth, as of June 14, 2010, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 11,632,390 shares outstanding, which reflects the 10-to-one reverse stock split of the Company’s securities effected on May 18, 2009 (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such  securities).
PLEASE UPDATE

Name	Shares Owned		Percentage Ownership

Directors and Executive Officers:

Peter Katevatis	2,228,659		19.2%
Jose Mir	1,420,454		12.2%
Kamal Sarbadhikari	1,420,454		12.2%
Edward Cabrera	122,713		1.1%
Frank D. Benick	9,187		*
David R. Smith	—		—

All Directors and Executive Officers as a group:	5,201,467		44.7%

5% Stockholders:

William M. Baker	1,700,896	(1)	13.6%
Infotonics Technology Center, Inc.	592,424		5.1%

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

Audit Related Fees

Provisions and services of $28,500 related to the acquisition of Sensivida Medical Systems, Inc. as of December 31, 2008.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The Financial Statements filed as part of this annual report on Form 10-K are filed under Part II, Item 8 beginning on page 18.

(b)	The Exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index beginning on page 40.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SensiVida Medical Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.

Date: February 18, 2011	By:	/s/ Jose Mir
Jose Mir
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2011	/s/ Jose Mir
Jose Mir
President and
Director
(Principal Executive Officer)

Date: February 18, 2011	/s/ David R. Smith
David R. Smith
Chairman of the Board

Date: February 18, 2011	/s/ Frank D. Benick
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

2.3	Certificate of Ownership and Merger merging SensiVida Medical Systems, Inc. with and into BioScopix, Inc., with the surviving corporation changing its name to SensiVida Medical Technologies, Inc.*

3.1	Restated Certificate of Incorporation

3.2	By-laws *

4.1	Form of common stock certificate *

4.2	Anti-Dilution Agreement between the registrant and Peter Katevatis, dated July 19, 2004 *

10.1	Employment Agreement dated May 1, 1992 between the registrant and Peter Katevatis *

10.2	Summary of amendment to Employment Agreement between the registrant and Peter Katevatis **

10.3	1999 Incentive Stock Option Plan *

10.4	2003 Consultants Stock Option, Stock Warrant and Stock Award Plan *

10.5	Letter Agreement between Memorial Hospital for Cancer and Allied Diseases and the registrant dated March 30, 1993 amending Clinical Trial Agreement dated June 1, 1992 *

10.6	Clinical Trial Agreement effective December 1, 1994 between the registrant and the General Hospital Corporation, d.b.a. Massachusetts General Hospital *

10.7	Investigational Device Exemption dated January 3, 1997 by the U.S. Food and Drug Administration *

10.8	Consultant Agreement between registrant and Chesterbrook Partners Inc. dated April 1, 2004 *

10.9	SMC agreement dated May 18, 2007, between the registrant and Dr. Fredrick Naftolin *

10.10	Term Sheet dated by and between the registrant and William M. Baker relating to the issuance of shares of Series B Convertible Preferred Stock of the registrant*

10.11	Agreement between the registrant and Wi Inc. dated May 26, 2010

10.12	Agreement between the registrant and Dhurjaty Electronics Consulting LLC dated June 1, 2010

10.13	Agreement between the registrant and MDC dated May 21, 2010

10.14	Agreement between the registrant and Infotonics Technology Center dated February 2007

10.15	Warrant issued by the registrant to the holders of Series A convertible preferred stock

10.16	Consulting Agreement between the registrant and John Condemi dated July 3, 2009***

10.17	First License Agreement Amendment dated April 10, 2010 between registrant and Rochester BioVentures Center for office space

21.1	Subsidiaries of the registrant *

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Previously filed and incorporated herein by reference
**	Filed herewith
***	Previously filed with our Form 8-K filed July 6, 2009