Form 10-K/A
period 2010-02-28
SensiVida Medical Technologies, Inc.
filed 2011-02-22
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

EXPLANATORY NOTE

On February 18, 2011, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida” or the "Company") filed amendment No. 1 to its annual report on Form 10-K for the year ended February 28, 2010. This Amendment No. 2 to the Form 10-K for the year ended February 28, 2010, hereby amends and restates the prior Form 10-K to add the Restated Certificate of Incorporation to complete Exhibit 3.1 in response to comments by the SEC. There are no changes to the financial statements or the Company's financial results for the year ended February 28, 2010.

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