Form 10-Q/A
period 2010-05-31
SensiVida Medical Technologies, Inc.
filed 2011-02-22
CIK 64647

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

Explanatory Note

On July 16, 2010, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida”) filed its quarterly report on Form 10-Q.  This Amendment No. 1 to the Form 10-Q for the quarter ended May 31, 2010 hereby amends and restates the prior Form 10-Q’s Evaluation of Disclosure Controls and Procedures, Management’s Report on Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting. There are no changes to the financial statements or the Company’s financial results for the quarter ended May 31, 2010.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of May 31, 2010 (Unaudited) and February 28, 2010 (Audited)	1

	Consolidated Statement of Operations for the Three Months Ended May 31, 2010 (Unaudited) and May 31, 2009 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended May 31, 2010 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Three Months Ended May 31, 2010 (Unaudited) and May 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis	14-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART 11.	Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibits

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$708,199	$12,002
Total Current Assets	708,199	12,002

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $207,387 (May 31, 2010)and $207,322 (February 28, 2010)	1,231	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $234,046 (May 31, 2010) and $187,237 (February 28, 2010)	2,574,518	2,621,327
Other Assets	3,126	3,016
Restricted Cash	16,664	18,727
Deferred Costs	29,792	49,167

TOTAL ASSETS	$3,333,530	$2,704,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Accounts Payable	130,577	255,189
Other Loans Payable	49,828	99,828
Officer Loan	5,524	5,524
Accrued Liabilities	2,358,118	2,315,680
Preferred Stock Subscribed	-	250,000
Total Current Liabilities	2,945,547	3,377,721

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 Par Value, 11,000,000 and 5,000 Shares Authorized; Issued and Outstanding 1,624,228 Shares May 31,2010; -0- Shares February 28, 2010	16,242	-
Common Stock $.01 Par Value, Authorized 89,000,000 and 19,995,000 Shares; Issued and Outstanding Shares - 15,998,112Shares May 31, 2010; 15,980,612 Shares - February 28, 2010	159,981	159,806
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,540,765	34,153,453
Accumulated Deficit	(35,469,805)	(35,127,541)
Total Stockholders' Equity (Deficit)	387,983	(673,482)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,333,530	$2,704,239

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

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010, the end of the period covered by this report.  Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2010, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

February 22, 2011	/s/ Jose Mir
Jose Mir
President

February 22, 2011	/s/ Frank D. Benick
Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer