Form 10-Q/A
period 2010-08-31
SensiVida Medical Technologies, Inc.
filed 2011-02-22
CIK 64647

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

Explanatory Note

On October 20, 2010, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida”) filed its quarterly report on Form 10-Q.  This Amendment No. 1 to the Form 10-Q for the quarter ended August 31, 2010 hereby amends and restates the prior Form 10-Q’s Evaluation of Disclosure Controls and Procedures, Management’s Report on Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting. There are no changes to the financial statements or the Company’s financial results for the quarter ended August 31, 2010.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

INDEX

		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of August 31, 2010 (Unaudited) and February 28, 2010 (Audited)	1

	Consolidated Statement of Operations for the Six and Three Months Ended August 31, 2010 (Unaudited) and August 31, 2009 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended August 31, 2010 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Six Months Ended August 31, 2010 (Unaudited) and August 31, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-14

Item 2.	Management’s Discussion and Analysis	15-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART 11.	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signatures	21

	Exhibits

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$286,778	$12,002
Total Current Assets	286,778	12,002

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $208,103 (August 31, 2010) and $207,322 (February 28, 2010)	24,809	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $280,856 (August 31, 2010) and $187,237 (February 28, 2010)	2,527,708	2,621,327
Other Assets	28,016	3,016
Restricted Cash	16,678	18,727
Deferred Costs	16,667	49,167

TOTAL ASSETS	$2,900,656	$2,704,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Accounts Payable	107,278	255,189
Other Loans Payable	49,828	99,828
Officer Loan	5,524	5,524
Accrued Liabilities	2,319,977	2,315,680
Preferred Stock Subscribed	-	250,000
Total Current Liabilities	2,884,107	3,377,721

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 Par Value, 11,000,000 and 5,000 Shares Authorized; Issued and Outstanding - 1,959,228 Shares August 31, 2010; -0- Shares February 28, 2010	19,592	-
Common Stock $.01 Par Value, 89,000,000 and 19,995,000 Shares Authorized; Issued and Outstanding Shares - 15,998,112 Shares August 31, 2010; 15,980,612 Shares February 28, 2010	159,981	159,806
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,818,815	34,153,453
Accumulated Deficit	(36,122,639)	(35,127,541)
Total Stockholders' Equity (Deficit)	16,549	(673,482)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,900,656	$2,704,239

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

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 22, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of August 31, 2010 and 2009.

1999 Incentive Stock Option Plan
The Board of Directors previously adopted, subject to stockholder approval, a 1999 Incentive Stock Option Plan (the “Plan”) for officers and employees of the Company.  The stockholders subsequently approved the Plan on February 22, 2004.  Accordingly awards issued under the Plan prior to February 22, 2004 were deemed not to be granted until that date.  The aggregate number of shares that may be issued under the options shall not exceed 300,000.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010, the end of the period covered by this report.  Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2010, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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