Form 10-Q/A
period 2010-11-30
SensiVida Medical Technologies, Inc.
filed 2011-02-22
CIK 64647

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

Explanatory Note

On January 18, 2011, SensiVida Medical Technologies, Inc., a New Jersey corporation (“SensiVida”) filed its quarterly report on Form 10-Q.  This Amendment No. 1 to the Form 10-Q for the quarter ended November 30, 2010 hereby amends and restates the prior Form 10-Q’s Evaluation of Disclosure Controls and Procedures, Management’s Report on Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting. There are no changes to the financial statements or the Company’s financial results for the quarter ended November 30, 2010.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of November 30, 2010 (Unaudited) and February 28, 2010 (Audited)	1

	Consolidated Statements of Operations for the Nine and Three Months Ended November 30, 2010 (Unaudited) and November 30, 2009 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended November 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2010 (Unaudited) and November 30, 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-14

Item 2.	Management’s Discussion and Analysis	15-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART 11.	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signatures	21

	Exhibits

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,479	$12,002
Total Current Assets	14,479	12,002

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $214,342 (November 30, 2010)
and $207,322 (February 28, 2010)	20,158	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of
$327,665 (November 30, 2010) and $187,237 (February 28, 2010)	2,480,899	2,621,327
Other Assets	32,760	3,016
Restricted Cash	16,691	18,727
Deferred Costs	6,667	49,167

TOTAL ASSETS	$2,571,654	$2,704,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Accounts Payable	204,350	255,189
Other Loans Payable	49,828	99,828
Officer Loan	5,524	5,524
Accrued Liabilities	2,482,362	2,315,680
Preferred Stock Subscribed	-	250,000
Total Current Liabilities	3,143,564	3,377,721

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 Par Value, 11,000,000 and 5,000 Shares
Authorized; Issued and Outstanding 2,021,728 Shares November 30,
2010; -0- Shares February 28, 2010	20,217	-
Common Stock $.01 Par Value, 89,000,000 and 19,995,000
Shares Authorized; Issued and Outstanding Shares - 15,998,112
Shares November 30, 2010; 15,980,612 Shares February 28, 2010	159,981	159,806
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,892,950	34,153,453
Accumulated Deficit	(36,785,858)	(35,127,541)
Total Stockholders' Deficit	(571,910)	(673,482)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,571,654	$2,704,239

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

NOTE 9 – STOCKHOLDERS’ EQUITY (CONT.)

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
NOVEMBER 30, 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (CONT.)

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010, the end of the period covered by this report.  Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2010, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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