Form 10-K
period 2011-02-28
SensiVida Medical Technologies, Inc.
filed 2011-06-15
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 33-51218

SensiVida Medical Technologies Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-1937826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

150 Lucius Gordon Drive, West Henrietta, New York	14586
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (585)413-9080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5,511,945.

As of June 14, 2011, there were outstanding 16,088,112 shares of the registrant's common stock, $.01 par value.

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

We have been developing two products based on our platform technology. The initial market priority focus is to commercialize a highly accurate, rapid, 3X more productive, pain-free allergy test system in the US ($1.9B market growing at a compounded rate of 7%). Several prototypes have been made and proof-of-concept human clinical trials have been successfully performed. The second product, based on the same technology is a unique portable glucose monitor ($12B market growing at a compounded rate of 7%). This highly differentiated product consists of a wearable device having multiple individually - actuable sensors that are activated in accordance to the patient's test schedule, automatically measuring the glucose level without bio-fouling, clogging or daily calibration.

A key patent, US7942827B2, recently issued. This granted patent discloses the basic elements of the company’s technical approach to allergy diagnostics. The allergy system protected by this patent includes encapsulated allergens, a microneedle array, and an actuator element that enables the encapsulated allergens to be placed into contact with the skin of the subject. A method for the determination of the degree of reaction to one or more of the allergens is also disclosed. Images of each of the microneedle penetration sites are captured and analyzed to assess the degree of reaction to the specific allergen. This patent is considered a key component enabling the allergy diagnostic business strategy of the Company.

The Company currently has 8 additional active pending patents that support microlancet-based medical diagnostic business opportunities. This portion of the patent portfolio is designed to provide intellectual property protection for medical diagnostic opportunities in both the U.S. and other international markets. The diagnostic opportunities include allergy testing, glucose monitoring, blood coagulation testing (e.g. for Coumadin patients), TB testing and cholesterol monitoring. Included amongst these 8 pending patents are 2 new patent filings that relate to the glucose monitoring opportunity.  These 2 new patent applications provide additional support for the glucose monitoring diagnostic opportunity through more detailed and refined disclosures of the microlancet diagnostic component of the system. Additionally, 1 new patent filing in support of the allergy business was made in March 2011. This patent offers a more refined disclosure of many of the details of the product prototype.

We have two pending patents in the area of "Smart Pill Biopsy”. Due to some significant business and technical risks associated with Smart Pill Biopsy technology, the Company refocused its business strategy in the direction of allergy testing and related opportunities shortly after its acquisition of SensiVida Medical Systems. In addition, a license agreement with City University New York (“CUNY”) covering molecular native fluorescence of cancerous tissue expired, significantly reducing the Company’s ability to successfully participate in that marketplace. The Company’s two pending patents in Smart Pill Biopsy are totally independent of CUNY’s technology and may still provide the Company licensing revenue from participants active in this market.

We have partnered with a number of companies in the areas of biomedical device product development, FDA clinical studies, and reimbursement. The Company has received clearance from the Western IRB to conduct 100 human clinical studies in the area of allergy testing. Thus far, the first studies have shown that our minimally-invasive allergy test significantly (i) reduces the extent of reaction area (reduced by 4X), (ii) results in shorter test times (10 minutes vs. 25-45 minutes), (iii) reduces test-to-test variation (2-8% vs. 14-18%), and (iv) reduces total patient skin area required (1/20th). Future clinical and FDA studies will involve side-by-side comparisons with “predicate” FDA approved devices currently in the market.

Strategy

Our primary source of revenue will be through the sale of high margin disposable products. In some product families, hardware and software may be provided for free to accelerate product adoption. Our first product family is an allergy test system comprising of a disposable Microsystems cartridge that painlessly and rapidly administers a large number of allergens. A compact imaging module captures images of the patient’s skin and provides them to a computer for display and analysis. The product targets the $1.9B U.S. allergy test market and the needs of a large and growing (7% CAGR) health care problem affecting over 50% of the U.S. population and responsible for an estimated $18B in health care costs and lost productivity. Compounding the problem, there is a need for 100 additional Allergists each year to keep up with demand and to compensate for an attrition of 20 Allergists per year. From a nursing perspective, the American Association of Colleges of Nurse projects nursing shortages will intensify over the next 10 years as a result of demographic and career trends. Both of these trends will drive a market need for more productive allergy testing in the years to come.

In the U.S., more than 75% of all Allergy tests are done via the “Skin Prick Test” method- it is estimated that 6M skin prick tests are performed each year. Current allergy tests take 25-45 minutes, are uncomfortable and stressful, especially for children. Our Microsystems-based test can accomplish the same test in 10 pain-free minutes, while concomitantly improving the Allergists’ profitability by 39%.

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

The following will facilitate commercialization of our Allergy test:

•	Allergens used by the SensiVida system are already FDA approved
•	First products to market will be intuitive image-based systems, substantially equivalent to today’s test
•	3800 U.S. Allergists form a small community in the U.S. and can be easily reached
•	Supporting hardware and software expense will be provided at minimal or no cost, thereby reducing adoption barriers
•	Test accuracy and reproducibility will be greatly improved
•	Risk for human error is reduced
•	Value Proposition to Allergists is positive- Profitability could be 39% or higher due to reduced and more efficient management of labor costs, automatic/simply electronic medical records
•	Value Proposition to patients is positive – painless, less invasive, faster test
•
Value Proposition to payers is positive- test is more accurate than today’s test (may reduce need for follow-on tests e.g. intradermal or indicate more effective therapy) and lower dosage of allergen may lower risk of test complications.

•	We have the means to develop the needed technology and the ability to do rapid commercialization in conjunction with our development partners.

The allergy test system represents a near term revenue opportunity, having low regulatory hurdles. Based on our current forecast for product development, clinical testing, and FDA approvals, we expect to launch an allergy test product in the 1st Quarter of 2013 serving the Allergist. Extensions to this product include both incremental improvements over the first product serving the Allergist (for example full diagnostic capability) and allergy screening products serving retail clinics and General Practitioners. Our second product family based on the same fundamental proprietary technology base, addresses glucose monitoring, another multi-billion dollar market ($12B) having many unmet needs. The large and growing number of diabetics currently estimated to be 18M in the U.S. and 177M worldwide, also lack a convenient, painless method to monitor their glucose level. The estimated annual cost of diabetes in the U.S. is estimated to be $132B, and is rapidly on the rise (also a 7% CAGR). In addition to diabetes, related ailments such as obesity, heart disease, kidney disease, blindness (e.g. diabetic retinopathy), atherosclerosis, and amputation can be triggered or caused by diabetes.

Current methods for glucose monitoring require periodic manual blood sampling using “finger sticks”. Children and many adults find these tests painful, inconvenient, and often are not in compliance. SensiVida will address this market need with an unobtrusive, wearable glucose monitoring system having a disposable microlancet array chip with individually monitored sensors selectively actuated in accordance to the patient’s test schedule. The uniqueness and advantages over existing offerings are:

•	Continuous measurements without bio-fouling effect or clogging
•	Accuracy equivalent to the finger stick test since it is a direct chemical measurement
•	Hygiene benefits- no blood is extracted
•	Virtually pain-free to the patient

Our minimally-invasive in vivo diagnostics technology has the potential to be extended to other billion dollar markets such as blood coagulation testing (e.g. Prothrombin Time test for patients on Coumadin), TB testing, cholesterol monitoring., drug testing and more TB skin testing, for example, benefits from mobile continuous optical monitoring since reactions take days and may be missed in the follow-up visit. A mobile continuous monitoring system would be able to capture and store patient reactivity to be conveniently downloaded at a later time. The method would also reduce scheduling problems and inefficiencies that occur when tested patients are unable to make follow-up scheduled appointments.

Our Products

The SensiVida Allergy Test system, the first product in the Company’s family plan, offers the Allergist an objective, painless allergy testing system that consists of the following:

•	A disposable microlancet chip/cartridge that painlessly and rapidly administers the allergens.
•	A compact imaging module/digital imager that captures real-time allergic reactions and sends images and data to a computer.
•
User-friendly software that allows the user to monitor the allergic reaction and provides quantitative data regarding reaction extent, positive/negative diagnosis versus allergen, and reaction kinetics. A electronic medical record (EMR) report is automatically created which can printed or transmitted.

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

The SensiVida Allergy Test provides a number of benefits to physicians and patients:

Value Proposition: Physicians
•	Automates today’s subjective, manual Skin Prick Test with a standardized test
•	Produces digital records of allergic reactions and their diagnosis
•	Quantitative image analysis vs. subjective diagnosis
•	Achieves a 39% improvement in profitability
•	Significant improvement in test accuracy have been demonstrated (1/3 variability of standard test)
•	Reduces test-to-test variability and operator error•
•	Improved diagnosis of dark-skinned subjects, currently difficult and inefficient
•	Short procedure facilitates pediatric test

Value Proposition: Patients
•	Eliminates discomfort and fear
•	Significantly reduces procedure time, less agonizing chair-time
•	Friendlier test for children
•	Reduced reaction areas
•	More reliable test results for dark-skinned patients, e.g. African Americans
•	Covered by health insurance (unlike in vitro tests)

SensiVida’s first Allergy Test product is expected to receive rapid 510(k) approval for the following reasons: 1) the system uses FDA approved allergens; 2) we received a non-significant risk classification by the WIRB; 3) our test is substantially equivalent to multiple skin test devices, such as the ComforTen by Hollister Stier; 4) we will continue to involve medical personnel in the diagnostic process; 5) due to the nature of the test, follow-up with test subjects is not required.

The second product in our product family is an unobtrusive, wearable or mobile glucose monitoring system with a disposable microlancet chip having individually-monitored sensors that are actuated in accordance to the patient’s test schedule. The uniqueness and advantage over the existing offerings are: (1) continuous measurements without bio-fouling or clogging; (2) accuracy equivalent to finger stick test since it is a direct chemical test; (3) hygiene benefits since no blood is extracted; (4) the test is virtually painless. The first version of this product will target hospital use and then migrate to personal/mobile use. The glucose monitor will be comfortably worn as a band or patch. At user-defined time intervals, each needle of the array is individually deployed by an actuator and inserted into the patient’s skin. The fine tips of each microlancet are coated with a glucose sensitive enzyme (e.g. glucose oxidase) that is either optically or electrically read out by system electronics. The data are calibrated so as to represent actual glucose concentrations and displayed, stored, or transmitted depending on the application.

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

Product Development and Partnerships

In May 2010, we established a partnership with Wi Inc., a Colorado-based company with years of experience developing biomedical devices. Wi, Inc. (www.wiinc.net) is a vertically integrated product development firm specializing in assisting clients in the commercialization of in vitro diagnostics devices from concept to pilot build. Wi’s team of scientists and engineers are knowledgeable in the clinical applications of the markets they serve and dedicated to advancing medical science through point-of-care diagnostics and lifesaving therapies that ultimately reduce the cost of healthcare. Under the agreement, Wi will provide design and prototype development for the disposable allergen delivery component of the allergy test system, building upon our disposable allergen cartridge technology using design-for-manufacturing (DFM) disciplines while providing access to high volume manufacturing partners. In addition to developing preferred designs and prototypes, Wi’s pilot manufacturing capabilities will help reduce our cycle time to reach FDA clinicals and product launch. The agreement may be terminated by either party upon 30 days notice and is automatically terminated for fraudulent behavior during the performance of the agreement, if either party is legally banned from engaging in any industrial or commercial activity, bankruptcy, whether voluntary or involuntary and dissolution.  The summary of this agreement is qualified in its entirety by the terms of the agreement with Wi attached hereto and incorporated herein as Exhibit 10.7 to this annual report on Form 10-K.

In June 2010, a partnership for the development of our digital allergy testing module was established with Dhurjaty Electronics Consulting, LLC of Rochester, NY. Our agreement with Dhurjaty Electronic Consulting is terminable by either party upon 30 days notice and is automatically terminated upon the earlier of the death, physical incapacity or mental incompetence of Dhurjaty and 12 months from the date of the agreement.   The summary of this consulting agreement is qualified in its entirety by the terms of the Consulting Agreement attached hereto and incorporated herein as Exhibit 10.8 to this annual report on Form 10-K.

We have also established a partnership with MDC Associates, a consulting firm that specializes in FDA clearance and compliance, clinical study design and management, establishing company quality systems documentation for regulatory compliance, , developing pre-market submissions, facility audits and more. After product launch, MDC will provide customer support services including its comprehensive call center, over-the-phone training all conducted in compliance with FDA and ISO system requirements.  The agreement is terminable by us upon 30 days notice to MDC.  The summary of this agreement is qualified in its entirety by the terms of the agreement with MDC attached hereto and incorporated herein as Exhibit 10.9 to this annual report on Form 10-K.

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

The Allergy test, glucose monitor and other future product offerings will require us to prove safety and efficacy prior to commercialization. As such, these will be classified under the FDA’s Devices category and will be required to prove “substantial equivalence” via a 510k (all the allergens are FDA approved). Due to the fact that the allergen cartridge breaches the skin, it will most likely be classified as a Class II device. Initial Allergy clinical tests, are being performed under an IRB, which authorizes human clinical testing on 100 patients. A first round of testing performed on a subset of the 100 approved subjects was completed as of May 2010. Additional clinical tests as approved by the IRB are being strategically reserved for later in 2011, after refined engineering prototypes closely resembling the final product design will become available from Wi Inc. and Dhurjaty Electronic Consulting.

Our minimally-invasive allergy tester uses FDA approved allergens and is an extension of the current gold standard, the Skin Prick Test. We believe, based on initial assessment by the Western IRB, that this test is a “non-significant risk”, potentially expediting the FDA clinical trials. Future tests will compare dose response characteristics of our test using side-by-side testing of the Company’s technology vs. the standard test. Although the statistics for the number of patients required for the FDA clinical trials has not been set, it is expected that less than 500 patients at four different sites will be sufficient. Barring delays in obtaining anticipated funding for this work, we expect to initiate FDA clinical trials April 2012 (due to aforementioned reasons, expected duration of trials will be only 2 months). We expect to work closely with MDC Associates for the next 14 months to define and implement our clinical strategy.

We must also comply with the prohibitions against promotion and other practices as identified in the Code of Federal Regulation Title 21, section 812.7. According to this section of the regulation, the sponsor of a NSR study, investigator, or any person acting for or on behalf of our or investigator, is prohibited from promoting or test marketing the investigational device until after FDA has approved the device for commercial distribution; commercializing the device by charging a price greater then that necessary to recover the cost of manufacture, research, development, and handling; unduly prolonging the investigation; and representing the investigational device as being safe or effective for the purposes for which it is being investigated.

Although we believe that our products will ultimately be approved, there is no assurance the FDA will act favorably or quickly in making such reviews and approving our products for sale. We may encounter delays or unanticipated costs in our efforts to secure needed funding and all governmental approvals or licenses, which could delay or possibly preclude us from completing our FDA process and/or marketing our products. To the extent that we may market our products in foreign markets, we will be subject to additional foreign governmental regulations with respect to the manufacture and sale of our medical device products. We cannot accurately estimate the cost and time that will be required in order to comply with such regulations.

Initial Clinical Results

Initial clinical tests of the Company’s digital allergy test system as cleared by the Western Institutional Review Board (WIRB) of Olympia, Washington were conducted in 2010. Under the supervision of clinical and research staff at the Allergy, Asthma, Immunology of Rochester (AAIR) Research Center, the Company’s test was benchmarked against the well-known "Skin Prick Test" using the same allergens and subjects. Dimension and color of allergic responses produced by the Company’s test were compared with reactions produced by the Skin Prick Test with the aim of quantifying extent of reaction, test time, and accuracy.

The Company’s test device was found to:
•	significantly reduce the area of allergic reactions,
•	be painless to the patient,
•	significantly reduce time required for the test,
•	enable allergic reactions to dissipate rapidly.

SensiVida’s "non-significant risk" test device was found to reduce the area of allergic reactions by a factor of four or more when compared with today's Skin Prick Test. As a result, only small areas on the subjects' arms needed to be tested and all reactions were accurately monitored using the company's proprietary microsystems and image science technologies. Test-to-test variation for each subject was found to be less than 10% (2-8%), significantly lower than when using the same allergens with the Skin Prick Test (14-18%). Negative control (saline) reactions with the SensiVida test were virtually absent, an indication of negligible trauma inherent in its minimally invasive technology. These early results are promising since test variation often leads to uncertain diagnosis of allergies, and at times may indicate further testing is required.

From the subject's point of view, the Company’s test was not only totally painless, but test time was significantly shorter due to more efficient patient prep, faster allergic reaction times, and faster data acquisition. SensiVida's test including setup, patient prep, and data recording was virtually complete after 10 minutes, at least one third the time required by the Skin Prick Test.

Allergic reactions (tiny bumps) resulting from the Company’s test dissipated in less than one hour compared with several hours for large reactions produced by the standard test. In one instance involving a highly allergic patient, Skin Prick Test reactions remained visible even after 24 hours. In contrast, the Company’s test reactions dissipated in less than one hour for the same patient.

The Company will continue to gather clinical data under WIRB clinical test guidelines in 2011 as it continues product development efforts and commercialization.

Business Development and Marketing

While our platform technologies can address several billion dollar diagnostic markets, our initial focus is to commercialize a rapid pain-free allergy test. Based on our current forecast for product development, clinical testing, and FDA approvals, we expect to launch an allergy test product in the First Quarter of 2013 serving the Allergist. A second product will become available at Retail Clinics as a simple allergy screen test. Based on our current assumptions and projections, we expect revenue from our allergy products to grow to $227M in 2016, with gross margins of 75% or more.

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

Early adoption by Allergists is an essential part of our strategy since it validates the technology and provides expert scientific and clinical information needed for market adoption. Our primary target segment will be rapidly growing young practices that are receptive to adopting digital patient record technology. Based on surveys and demographic data, we estimate that this segment constitutes approximately one third of the 3800 practicing Allergists. U.S. Allergists share a relatively common set of processes, customers, and suppliers. They are well connected by societies such as the American Academy of Allergy, Asthma, & Immunology (AAAAI); its associated Journal of Allergy and Clinical Immunology; the American College of Allergy, Asthma, and Immunology (ACAAI); the National Institute of Health’s National Institute of Allergy and Infectious Diseases (NIAID); the Asthma and Allergy Foundation of America (AAFA); and a number of annual meetings and conferences. Due to this relatively small number of specialists, achieving customer reach and awareness in this segment will be relatively straightforward. We will pursue the following approaches to achieve awareness in this segment:

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

The Company retained Scott Taylor Associates (STA) of Newbury, MA to assess clinical and economic drivers that will influence product adoption by Allergists. STA conducted in-depth telephone interviews with 20 Allergists from across the U.S. to gather their perspectives of the Company’s Digital Allergy Test System. Interviews consisted of questions that discussed clinical utilization, standards of care and pricing, as well as an evaluation of the product profile.

Allergists were asked to rate their reaction to the various components of the Allergy Test System. Overall, the Allergists provided strong positive feedback; they particularly liked the data management component for its ability to reduce human error, to provide consistent, standardized results and to connect to electronic medical records. The pricing also had very favorable scores, indicating a strong potential to sell at the prices suggested.

The following comments, made by the Allergists during the interviews, highlight the benefits they perceive in the Allergy Testing System:

"Time savings, allowing to test more patients daily";
"Could increase nurses' time spent on other activities due to less time on testing";
"Results go directly into the EMR — saves time and labor";

"More automation can reduce human error";
"Less pain for the patients."

Allergists particularly liked the time savings, automatic digital records and the more accurate and consistent test data they will obtain with the system. The survey results clearly correspond with data obtained in prior business research activities and trade conferences, indicating that Allergists favor the Company’s  product as a more accurate, more profitable alternative to standard Skin Prick Testing.

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

Given the lack of scientific data involving minimally-invasive approaches in skin allergy testing, we plan to publish “white papers” that gains credibility and creates scientific interest from KOL’s. Our first white paper was presented along with an exhibit at the November 2010 American College of Allergy, Asthma, and Immunology (ACAAI). We believe that our product was extremely well received by both Allergists and industry participants. Future clinical work done in collaboration with the KOL’s will also be presented as a peer-review document in journals like Journal of Allergy and Clinical Immunology, American Journal of Immunology, International Journal of Allergy and Immunology, European Academy of Allergy and Clinical Immunology etc. In parallel, selected KOL’s and SensiVida representatives can jointly make presentations and participate in “Poster Sessions” in key allergy and immunology conferences. This will provide an excellent opportunity to disseminate technical and Company literature such as laminated copies of key charts and graphs from the “white paper”, FDA clinical data summary, and information presenting expected improvements in Allergists’ profitability. These will be subtle messages, while the key focus would be to present the benefits of our system. The one-on-one interaction with practitioners will also provide the opportunity to gather names and contact information to collect as potential customer leads.

Since the number of U.S. Allergists is relatively small, a direct mailing campaign will be mounted that communicates the efficacy of our system as well as the relative profitability of the practitioners who adopt our system. Full-page ads in trade magazines or newspapers that coincide with FDA approval will also enhance customer awareness.

The primary positioning of our product is threefold: a) improved profitability for Allergists, b) pain-free Allergy testing for the patients, and c) accuracy, reliability, and standardization. Tag lines include: “A new era of allergy testing”, “The new standard of care”, “Automatic digital patient records”. An important element of the marketing plan will be to communicate financial benefits of the SensiVida Allergy Test to the practitioner.

Product adoption will largely depend on acceptance of key basic premises behind our Allergy test. In addition to clinical issues and cost, human factor aspects of the Value Proposition such as ease of use, reliability, and productivity will strongly influence adoption, especially early in the market cycle. For this reason, our sales and marketing plan includes a mobile sales team that visits doctors’ offices to demonstrate the product, thus allowing them to become familiar with the user-friendly software and system. Leads resulting in customer visits will be harvested from the various marketing activities described above as well as regional business research and teleprospecting. Given the relatively small revenue of our hardware and software compared to the consumable revenue stream, the sales pitch will emphasize minimal adoption cost and rapid increase in the physician’s profitability. The low unit manufacturing cost of the hardware and software allows us to offer these at nominal or no cost to minimize adoption barriers. Promotional literature estimating average gains in productivity and profitability will also be widely distributed.

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

Our second allergy test product (launch 2014) is a screening test provided at retail clinics that targets the estimated 32M US patients that go untested each year. The low cost, simplified allergy screening test includes 15 broad-spectrum allergens that will provide a convenient option for today’s undiagnosed allergic patients. Retail clinics are an attractive channel for the SensiVida Allergy Screen Test. Facilities such as MinuteClinics, RediClinics, and Take Care Health are growing nationwide at rapid rates, already providing 1000’s of sites with in-place capabilities for SensiVida’s simple screening test. A recent announcement by MinuteClinic (CVS) of a $60 in vitro allergy screen test validates that interest and need are there, in spite of the fact that in vitro is a more expensive, less immediate, and non-reimbursable option. The retail clinic allergy test can be either referred by the PCP or provided as walk-in business.

Our allergy screening test will have automated image analysis capability, providing data in digital pictorial/tabular formats and hard copy (will help transition from paper to digital record keeping). Convenient file sharing capabilities will be integrated in the software allowing clinics to share their results with PCP’s and insurance companies productively, securely, and in a timely manner. Prior acceptance of our test by the specialist community will aid adoption of the screen product by one or more of the major retail clinics. By product introduction, planned for 2014, (a year following the Allergist product) the expected reach of retail clinics will substantially satisfy the needs of the target population. Furthermore, retail clinics will likely drive their own advertising campaigns to the general public through their extensive channels.

Due to our test automation and simplicity, the need for highly specialized nursing staff is obviated. Furthermore, the reduced test cycle time (10 minutes vs. 25-45 minutes) has significant impact on patient throughput and profitability. The clinic profitability of approximately 50% EBIT takes into account increased test productivity and somewhat reduced labor costs compared to the Allergist practice. We believe that our test provides a very profitable opportunity for the clinics and a low cost (potentially reimbursed), painless option for allergy patients.

As we progress in the allergy test market, we will seek to expand the business into other markets that highly leverage our core technology. Most notably, glucose and blood monitoring products will be explored for future business expansion and growth in subsequent years. Although the Company will aggressively focus on allergy testing, a number of patents based on our core microlancet and image processing technology have been filed that should provide the Company significant future market options and growth opportunities.

Competitive Landscape

Allergy Testing

Although it is highly labor intensive and subject to operator variability, the Skin Prick Test is still the gold standard and the most widely used test in the U.S. Some of its advantages are: 1) highest positive predictive value, 2) immediate results and, 3) low cost. One major negative is that the test can be traumatic to the patients, especially children. Our product automates this labor intensive test, taking the subjectivity out of the equation and making the testing experience significantly less traumatic to patients. While in vivo Skin Prick Tests dominate in the U.S., in vitro tests such as RAST, MAST, ELISA, ImmunoCAP are also used. The advantage of in vitro tests is that blood can be drawn at any location with relatively minimal trauma, and results come back as quantitative data (versus the subjectivity of the Skin Prick Test). On the negative side, test results are not immediately available, test cost is higher (typically not reimbursed), and tests are still subject to false positives or negatives. The position of allergy specialists in the U.S. relative to in vivo (skin test) and in vitro testing is summarized below:

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

In addition to the aforementioned Allergist surveys conducted by Scott Taylor Associates, the company has obtained feedback regarding the Sensivida Allergy Test from some independent and internationally known medical research professionals. . A sampling of their commentary is provided below:
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

Market participants in allergy testing include Alk Abello, Greer, Hollister-Stier, Allergy Labs of Ohio and Lincoln Diagnostics for in vivo testing, and Phadia for in vitro testing. In spite of the number of participants, no offering such as SensiVida’s digital allergy test that overcomes shortcomings of skin tests while providing objectivity of in vitro tests (at a lower cost and with immediacy) is available.

Glucose Monitoring

Due to its large business potential, many large and small companies are pursuing less invasive, continuous, automated ways to sample glucose and other blood chemicals. A sampling of the various technologies is given below:

•	Subcutaneous continuous glucose monitor (CGM) sensor inserted into abdomen like infusion set
•	NIR in vivo: spectral analysis of near infrared by implanted sensor
•	NIR ex vivo: spectral analysis of near infrared scattered from skin
•	Ophthalmic: Spectral/fluorescence by retina or aqueous humor
•	Impedance analysis: glucose migrates to skin‐ impedance analysis
•	Ultrasonic: glucose diffusion through skin produced by ultrasound

•	Photoacoustic: IR light pulse into skin produces acoustic signal
•	Sampling: Small amount of blood/interstitial fluid drawn for analysis

Although many of these technologies have been investigated for many years, only subcutaneous CGM’s has been granted FDA approval. Even those methods marketed by companies like Dexcom, Medtronics, and Abbott, have a ways to go before they achieve therapeutic accuracy and do not require excessive calibration.

Developed and proposed methods found in the literature to monitor blood chemistry suffer from a number of disadvantages. The standard finger stick test requires the use of a lancet that pierces the skin and is able to draw blood for subsequent measurements. Unfortunately, this process is not only invasive, but inconvenient as well. Furthermore, finger stick-based monitors provide periodically sampled measurements of the subject’s blood chemistry even though glucose levels may be fluctuating rapidly between readings. Non invasive optical approaches are being investigated that are continuous and non-invasive but suffer from calibration problems and day-to-today subject variation. Implantable devices could be continuous but are prone to a process known as bio-fouling, poor calibration, and periodic replacement needs.

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

In view of the above information, the primary advantages that set our technology apart from other automated/minimally invasive monitors are in the following four areas:
•	It is a true chemical analysis- potentially accurate as finger stick test
•	Less prone to calibration problems than optical or implanted devices
•	No blood is extracted- test is done in vivo
•	Each microlancet is used for only a short time- no biofouling

Intellectual Property

A key patent, US7942827B2 issued in May 2011. This granted patent discloses the basic elements of our approach to allergy diagnostics. The allergy system protected by this patent includes encapsulated allergens, a microneedle array, and an actuator element that enables the encapsulated allergens to be placed into contact with the skin of the subject. A method for the determination of the degree of reaction to one or more of the allergens is also disclosed. Images of each of the microneedle penetration sites are captured and analyzed to assess the degree of reaction to the specific allergen. This patent is considered a key component enabling the allergy diagnostic business strategy of the Company. US7942827B2 provides broad coverage of the intellectual property space for microneedle or microlancet allergy diagnostic systems. Another patent filed in 2010 (see patent list below) provides additional support for the allergy diagnostic business. It is expected that subsequent filings will further strengthen the Company’s intellectual property position in this area.

We have either direct assignment or a worldwide exclusive license to 10 minimally-invasive in vivo diagnostics patent applications, including a number of PCT and European filings (see Patent list). In addition to allergy testing and glucose monitoring using microlancet technologies, coagulation monitoring for patients on blood thinners (e.g. Coumadin), cholesterol and other blood chemistry. There can be no assurance, however, that any pending patent applications will issue as patents, or if patents do issue, that the claims will be sufficiently broad to protect what the Company believes to be its proprietary rights.

SensiVida Medical Systems executed a license agreement in February 2007 with Infotonics Technology Center, Inc.  Under the terms of the license agreement, SensiVida Medical Systems received an exclusive license to utilize Infotonics' intellectual property in minimally invasive devices, products and methods for diagnostic and therapeutic medical applications for humans and animals.  SensiVida Medical Systems received a worldwide excusive license in return for issuing 6,000 shares (6%) of its common stock and agreeing to pay a minimum royalty in years 1-3 equal to $10,000 and in years 4-6 of $20,000 and a 50% royalty on any sublicense.  The agreement terminates in the event that SensiVida Medical Systems fails to (i) make the minimum royalty payments after a 60 day notice, (ii) cure a material breach after a 30-day cure period, or (iii) produce a prototype by December 31, 2007 or some other mutually agreed date thereafter, and our filing for bankruptcy protection. The summary of license agreement is qualified in its entirety by the terms of the License Agreement attached hereto and incorporated herein as Exhibit 10.10 to this annual report on Form 10-K. The Company has acquired all rights granted to SensiVida Medical Systems, Inc. Since the acquisition of SensiVida Medical Systems by Mediscience, three additional key patents have been filed independently of the Infotonics license agreement.

Our Patents

A number of patent applications have been filed covering unique device, systems, and methods. The following patents are assigned or exclusively licensed to SensiVida:

Minimally Invasive Allergy Testing System
US Patent No. 7,942,827 B2, Issued May 17, 2011

Minimally Invasive Allergy Testing Systems and Methods
CIP to US Patent No. 7,942,827 B2
US Patent Application 11/995,366

Minimally Invasive Allergy Testing System with Coated Allergens
PCT/US2007/061604
US Patent Application 12/373,385

Compact Minimally Invasive Biomedical Monitor
US Patent Application 11/754,987
European Application EP 08756404.3

Blood Monitoring Systems and Methods
US Patent Application 11/279,290
European Application EP 06 749 731.3

MEMS Interstitial Prothrombin Time Test
US Patent Application 12/189,509

Spatial Imaging Methods for Biomedical Monitoring and Systems
US Patent Application 12/877,738

Replaceable Microneedle Cartridge for Biomedical Monitoring
US Patent Application 12/877,755

Methods for Skin Test Image Analysis and Systems Thereof
US Patent Application 13/0176,182

Method and System for Managing Power Consumption in a Compact Diagnostic Capsule
US Patent Application 12/175,901

Diagnostic Capsule with Peripheral Imaging
US Patent Application 12/254,538

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

We recently contracted Scott Taylor Associates Inc., a Newbury Massachusetts-based firm, to conduct a reimbursement assessment and determine how we can best obtain positive insurance coverage for its Allergy Test System. The primary objective of the evaluation was to gain an understanding of the key drivers that influence coverage decisions, product adoption, and ultimately patient access to our technology for the diagnosis and treatment of allergies.

Scott Taylor Associates conducted in-depth telephone interviews with 15 private Payers — the insurance companies that reimburse allergy testing — representing over 100 million covered individuals. All of the Payers interviewed stated that the SensiVida Allergy Test System would be covered by their respective plans. This was an extremely positive finding since there is no need to undergo the often lengthy insurance coverage process, obtaining new CPT Codes, and reimbursement pricing. For all companies in the health sciences field, lack of reimbursement can have very detrimental impact on the success of the business. Since SensiVida technology is considered an improvement over current reimbursed standard of care tests having existing CPT codes, adoption becomes merely a contracting issue with allergists.

Employees

As of May 31, 2011, we had three full-time employees, one part time employee, and a number of contracted workers. None of our employees are covered by collective bargaining agreements and none are represented by labor unions. We believe that relations with our employees and contractors are good.

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

•	John Spoonhower, CTO

PhD. (Cornell) in Applied and Engineering Physics. Creator of several multi-hundred million dollar business enterprises at Kodak. Former Managing Director of Kauffman Foundation Innovation interface at Cornell – a multi university project to investigate new businesses at Cornell and MIT. 56 patents and several pending

•	Margy Lydon, COO

M.S. Materials Science and Engineering (RIT). Senior level manager with over 20 years experience in operations management and  product development in the medical device field. Former GM of Angiotech BioCoatings, Vice President of Operations and Product Development STS Biopolymers

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

•	John Agostinelli (Independent Consultant)

Ph.D (Univ. of Rochester) in Optics. Research Fellow at Kodak and Chief Technologist at Kodak’s Display Research Center. A Kodak “Elite Inventor”. Over 70 patents issued and pending.

•	Scott Rosebrough, (Independent Consultant)

PhD. (Univ. of Rochester) in Pharmacology. Product development experience in Medical Devices including Director of drug delivery coatings at Angiotech. Medical Device start ups, including Quality Assurance and Regulatory Affairs.

•	John Squilla (Independent Consultant)

Former WW Director of Innovation Strategy for Carestream Health Inc. and Kodak’s Healthcare Group. Senior Program Manager, Over 30 patents in the fields of camera design, advanced imaging, dental and medical applications, and integrated systems

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

In order for us to market our products in the United States, we must obtain continued clearance or approval from the Food and Drug Administration. We cannot be sure that we or any collaborative partners will make timely filings with the FDA; that the FDA will act favorably or quickly on these submissions; that we will not be required to submit additional information or perform additional clinical studies; that we would not be required to submit an application for IDE as described below; or that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval. The IDE approval process  can take several years from initial filing and require the submission of extensive supporting data and clinical study data. The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a pre-market notification or approval of a pre-market approval application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier pre-market approval process, could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

IN FOREIGN COUNTRIES, INCLUDING LATIN AMERICAN AND EUROPEAN COUNTRIES, WE ARE ALSO SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS IN THOSE JURISDICTIONS.

In order for us to market our products in Latin America or Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. For example in order to sell our products in Europe, we must maintain ISO 13485 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 13485 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe and similar requirements would prevent us from selling in Latin American countries.

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT THE PROPRIETARY INFORMATION ON WHICH WE BASE OUR PRODUCTS.

Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to possibly license from others patents and patent applications necessary to develop products. If any of our patent applications are not allowed, patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products were to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors. In addition, we have filed for, or have rights to, 11 patents (including those under license) that are still pending. One or more of the patents we hold directly or license from third parties, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. We have contract obligations to financially maintain these patents with periodic payments to the United States, Japan and European Union patent offices which could be unmet jeopardizing our existing rights. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute interference proceedings. The defense and prosecution of intellectual property suits, Patent and Trademark Office proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

DEADLINE FOR PRODUCT LAUNCH AND SALES DEFINED IN OUR FEBRUARY 2007 INTELLECTUAL PROPERTY AGREEMENT WITH INFOTONICS HAS PASSED.

We plan to amend the SensiVida-Infotonics Intellectual Property Agreement to extend the launch date requirement beyond May 31, 2010, and make it consistent with our current commercialization timeline estimates. Although there is a risk that this contract may not be negotiated successfully or with the same terms, we believe that the risk is small for the following reasons: 1) Since 2007, SensiVida has been fully responsible for supporting all technical, legal, and financial elements associated with the patent portfolio licensed from Infotonics; 2) SensiVida has filed three patents that it owns solely and that provide significant enabling embodiments and enhancements over the licensed Infotonics IP. Without access to these SensiVida Medical Technologies inventions, the licensed Infotonics IP would decrease in technical and commercial value; 3) SensiVida's clinical, technical, and business progress since the IP agreement was executed provides Infotonics the best channel for extracting value from its IP, since to our best understanding that are no other companies that have our knowledge base in the area or that approach our stage of product development; 4) Infotonics would lose potential future royalties if it terminated the agreement.

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

THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN, WHICH MAY LIMIT CONSUMER USE AND THE MARKET FOR OUR PRODUCTS.

In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payers, such as government and private insurance plans. Any inability of patients, hospitals, physicians and other users of our products to obtain sufficient reimbursement from third-party payers for our products, or adverse changes in relevant governmental policies or the policies of private third-party payers regarding reimbursement for these products, could limit our ability to sell our products on a competitive basis. Although our business research work reported We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payers. Moreover, third-party payers are increasingly challenging the prices charged for medical products and services, and some health care providers are gradually adopting a managed care system in which the providers contract to provide comprehensive health care services for a fixed cost per person. Patients, hospitals and physicians may not be able to justify the use of our products by the attendant cost savings and clinical benefits that we believe will be derived from the use of our products, and therefore may not be able to obtain third-party reimbursement. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. We may not be able to obtain approvals for reimbursement from these international third-party payers in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which approvals are sought.

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

WE ARE INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of 8.9% of our outstanding common stock as of June 15, 2010. These stockholders, acting together, would be able to exert some influence on all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property

Our corporate headquarters are located in Henrietta, New York. We have one year lease which expires on June 30, 2011 with High Tech Rochester, Inc. , (HTR) in a 50,000 square feet facility. The Company leases 1437 square feet of office and laboratory space from HTR.    The Company also leased 200 square foot laboratory space at the Rochester BioVentures Center in Henrietta, New York until September 30, 2010.  In October 2011, we relocated the laboratory to a 383 square foot leased space at Eastman Business Park, part of the Eastman Kodak Company, in Rochester, New York.  The lease with Eastman Kodak Company expires September 30, 2011.

We believe that our current facilities adequately provide for our operations.  However, as more employees and contractors are hired, we expect to require additional laboratory and office space for sales, marketing and business development.

Item 3.	Legal Proceedings

We have been sued by Dr. Robert R. Alfano in a case styled Robert R. Alfano v. SensiVida Medical Technologies, Inc., C.A. No 09 CV 8753 (SDNY 2009). Dr. Alfano alleges that he is owed $1,487,053 in consulting fees in connection with a consulting agreement that he claims we breached.  Dr. Alfano also is claiming that he is owed 132,000 post reverse split shares of our common stock under the terms of alleged various anti-dilution agreements with us. We have filed an Answer and a counterclaim.

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

	High	Low

3/1/2010 through 5/31/2010	$1.01	$0.11
6/1/2010 through 8/31/2010	1.00	0.16
9/1/2010 through 11/30/2010	0.75	0.18
12/1/2010 through 2/28/2011	0.85	0.28

3/1/2009 through 5/31/2009	$2.00	$0.62
6/1/2009 through 8/31/2009	1.05	0.25
9/1/2009 through 11/30/2009	0.79	0.51
12/1/2009 through 2/29/2010	0.54	0.11

Holders

As of June 15, 2011, there were approximately 151 holders of record of our common stock.

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

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans not approved by security holders	800,000	$0.36	N/A

Total	800,000	$0.36	N/A

Recent Sales of Unregistered Securities

           The information required by Item 701 of Regulation S-K has been previously included in one or more current reports on Form 8-K filed by the Company.

Item 6.	Selected Financial Data

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

Results of Operations

Year Ending February 28, 2011 Compared to
Year Ending February 28, 2010

Revenues

We had no revenues during the years ending February 28, 2011 and February 28, 2010.  Previously, our prior focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $224,000, or 21%, during the current year ended February 28, 2011 as compared to the year ended February 28, 2010.  The increase was the net of increases and decreases in major expense components.  Salaries, wages and related expenses approximating $430,000 increased approximately $43,000 from the prior year period, primarily as a result of the hiring of Ms. Margaret Lydon as Chief Operating Officer and Mr. John P. Spoonhower as Chief Technology Officer with salaries to date approximating $135,000 plus stock option costs of $22,700. The increase in salary and related cost was partially offset by the resignation of the former CEO, Kamal Sarbadhikari effective December 31, 2009.  Marketing and consulting costs of approximately $213,000 for the year ended February 28, 2011 increased approximately $168,000 as compared to the year ended February 28, 2010.  Approximately $82,000 of the marketing and consulting costs had been funded by common stock for current and future services.  These costs represent investor and media public relations along with strategic corporate development and financing.  Placement agent fees of $50,000 increased approximately $33,000 from the prior year period, primarily as a result of the engagement of a financial advisory company for the placement of the Company's securities.  The initial fee consisted of a $25,000 deposit with the remainder to be paid out of the initial proceeds or placement.  To date, no securities have been placed by the current placement agent.  As an offset to the increase in general and administrative expense for the year ended February 28, 2011, professional fees decreased approximately $61,000 during the current year ended.  In the prior year February 28, 2010, there were increased professional activities associated with the merger of the Company and SensiVida Medical Systems, Inc. on March 3, 2009 and related matters.  In October 2009, a civil action was entered against the Company by Dr. Robert Alfano.  The litigation centers around payment for accrued consulting fees and expenses totaling approximately $1,490,000.  In addition, Dr. Alfano is contesting the termination of his anti-dilution rights and the exchange of his former Mediscience Technology Corp. stock for SensiVida Medical Technologies, Inc. stock.  The Company does not believe the case has merit and has filed an answer and counterclaim.  The Company intends to vigorously contest these claims.  Other increases in general and administrative expenses for the year ended February 28, 2011 as compared to the year ended February 28, 2010, were depreciation expense of $14,000, telephone of $7,000, supplies of $8,000 and printing of $6,000.  All other general and administrative expenses net to an additional increase of approximately $6,000 when compared to the prior year period.

Product Development Expense

Product development expense increased approximately $367,400, or 121%, during the current year ended February 28, 2011 when compared to the prior year ended February 28, 2010.  The increase is  net of an increase of approximately $468,000 in costs for product design and development, plus clinical studies for allergy research being conducted in Rochester, NY, by the Company and its consultants, less a decrease of approximately $100,500 of deferred charges amortized during the current year ended as compared to the prior year ended February 28, 2010.

Cancellation of Indebtedness

The Company has written off certain accrued consulting fees totaling $43,597 that had been outstanding for a number of years due to lack of completion of the engagement by the consultant.

Liquidity and Capital Resources

We had a deficiency in working capital as of February 28, 2011 of approximately $3,539,000 compared to a deficiency of approximately $3,365,000 at February 28, 2010, representing an increase in the deficiency of approximately $174,000 for the current year ended February 28, 2011.  The increase in the deficiency consisted of a decrease of approximately $10,000 in cash and an increase of approximately $164,000 in current liabilities.  The principal reason for the increase in the deficiency was the increase in trade payables approximating $125,000 and the increase in accrued liabilities of $490,000.  These increases totaling $615,000 were partially offset by a redemption of convertible debt of $50,000, plus an exchange of preferred stock subscribed of $250,000, an outstanding loan of $50,000, plus accrued interest of approximately $39,000 in exchange for Series A Preferred stock.  Also, an additional $62,500 of accrued expenses was exchanged for Series A Preferred stock during the year ended February 28, 2011.

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

Our ability to continue our operations is largely dependent upon obtaining regulatory approval for the commercialization of our diagnostic technology for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing and cholesterol monitoring.  There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted.  We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions.  We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of our technology.  Such arrangements, if established, may include up-front payments, sharing of sales revenues after deduction of certain expenses, and/or product development funding.  Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications.  While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources for the next 12 months from financings and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis, if at all.  In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations.  Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for our products; (iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co-promotion arrangements.

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

FEBRUARY 28, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SensiVida Medical Technologies, Inc.
West Henrietta, New York

We have audited the accompanying consolidated balance sheets of SensiVida Medical Technologies, Inc. and subsidiaries, (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SensiVida Medical Technologies, Inc. and subsidiaries as of February 28, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
June 15, 2011

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,240	$12,002
TOTAL CURRENT ASSETS	2,240	12,002

PROPERTY PLANT AND EQUIPMENT
Net of Accumulated Depreciation of $14,690 (2011) and $207,322 (2010)	12,489	-

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $374,474 (2011) and $187,237 (2010)	2,434,090	2,621,327
Deferred Costs	-	49,167
Other Assets	7,760	3,016
Restricted Cash	-	18,727
TOTAL OTHER ASSETS	2,441,850	2,692,231
TOTAL ASSETS	$2,456,579	$2,704,239

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Convertible Debt	$401,500	$451,500
Other Loans Payable	49,828	99,828
Accounts Payable	380,298	255,189
Officer Loan Payable	5,524	5,524
Accrued Liabilities	2,704,431	2,315,680
Preferred Stock Subscribed	-	250,000
TOTAL CURRENT LIABILITIES	3,541,581	3,377,721
TOTAL LIABILITIES	3,541,581	3,377,721
STOCKHOLDERS' DEFICIT
Preferred Stock - $.01 Par Value, 11,000,000 and 5,000 shares Authorized; 2,021,728 and -0- shares issued and outstanding in 2011 and 2010	20,217	-
Common Stock - $.01 Par Value, 89,000,000 and 19,995,000 shares authorized, 16,088,112 and 15,980,612 shares issued and outstanding in 2011 and 2010	160,881	159,806
COMMON STOCK SUBSCRIBED	140,800	140,800
ADDITIONAL PAID-IN CAPITAL	35,947,558	34,153,453
ACCUMULATED DEFICIT	(37,354,458)	(35,127,541)
TOTAL STOCKHOLDERS' DEFICIT	(1,085,002)	(673,482)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,456,579	$2,704,239

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010

SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
GENERAL AND ADMINISTRATIVE EXPENSE	1,292,833	1,069,040
RESEARCH AND DEVELOPMENT EXPENSE	670,932	303,537
TOTAL EXPENSE	1,963,765	1,372,577
LOSS FROM OPERATIONS	(1,963,765)	(1,372,577)
OTHER INCOME (EXPENSE)
Cancellation of Indebtedness	-	43,597
Interest Income	48	86
Interest Expense	(263,200)	(149,399)
Accretion of Discount on Convertible Debt	-	(86,036)
Total Other Income (Expense)	(263,152)	(191,752)

NET LOSS	$(2,226,917)	$(1,564,329)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.139)	$(0.112)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$16,001,530	$13,984,738

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED FEBRUARY 28, 2011 AND 2010

	Preferred Stock		Common Stock		Common
	Number		Number		Stock	Additional	Accumulated
	of Shares	Amount	of Shares	Amount	Subscribed	Paid-in Capital	Deficit

BALANCE AT FEBRUARY 28, 2009	-	$-	7,123,241	$71,232	$-	$27,784,596	$(33,563,212)

Common stock subscribed	-	-	-	-	140,800	-	-
Acquisition of SensiVida Medical Sys tem s , Inc.	-	-	3,333,333	33,334	-	2,717,999	-
Com m on s tock issued in cancellation of shareholder debt	-	-	1,172,510	11,725	-	2,135,462	-
Conversion of debt and acrrued interest	-	-	4,155,222	41,552	-	1,412,773	-
Cancellation of fractional s hares as a result of reverse stock split	-	-	(27)	-	-	-	-
Com m on s tock issued for future services	-	-	150,000	1,500	-	76,000	-
Com m on s tock issued for services	-	-	46,333	463	-	26,623	-
Net loss for the year ended February 28, 2010	-	-	-	-	-	-	(1,564,329)

BALANCE AT FEBRUARY 28, 2010	-	$-	15,980,612	$159,806	$140,800	$34,153,453	$(35,127,541)

Com m on Stock Issued for Services	-	-	107,500	1,075	-	53,025	-
Series A Preferred Stock-Net of Expenses of $254,714	2,021,728	20,217	-	-	-	1,718,312	-
Fair Value of Employee Stock Option Grants	-	-	-	-	-	22,768	-
Net Loss	-	-	-	-	-	-	(2,226,917)

BALANCE AT FEBRUARY 28, 2011	2,021,728	$20,217	16,088,112	$160,881	$140,800	$35,947,558	$(37,354,458)

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,226,917)	$(1,564,329)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of employee stock options grant	22,768	-
Depreciation and Amortization	201,926	187,237
Amortization of deferred costs	49,167	158,880
Accretion of discount on convertible debt	-	86,036
Common stock issued for services	54,100	27,086
Subtotal	(1,898,956)	(1,105,090)
Changes in assets and liabilities, net of acquistion
(Increase) decrease in assets
Prepaid expenses	-	17,262
Other assets	(4,744)	(216)
Restricted Cash	18,727	(18,727)
Increase in liabilities
Accounts payable	125,109	181,294
Accrued liabilities	490,029	569,882

Net cash used in operating activities	(1,269,835)	(355,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(27,178)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Issuance of series A preferred stock	1,337,251	-
Redemption of convertible debt	(50,000)	-
Subscription for convertible debt	-	100,000
Proceeds from common stock subscribed	-	140,800
Increase in other loans payable	-	50,000
Net cash provided by financing activities	1,287,251	290,800

NET DECREASE IN CASH	(9,762)	(64,795)

CASH - BEGINNING OF YEAR	12,002	76,797

CASH - END OF YEAR	$2,240	$12,002

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued in acquisition of intellectual property and other liabilities (Note 10)	$-	$2,751,332
Common stock issued for future services	$-	$77,500
Preferred Stock Issued in Cancellation of preferred stock subscribed	$250,000	$-
Preferred Stock Issued in Cancellation of other loans payable	$50,000	$-
Preferred Stock Issued in Cancellation of accrued liabilities	$101,278	$-
Common stock issued in conversion of debt and accrued interest	$-	$1,454,325
Common stock issued in cancellation of accrued liabilities	$-	$2,147,187

Property, plant and equipment with an original cost of $207,322 that was fully depreciated, was retired or abandoned during the year ending February 28, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

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

The Company had operated in one business segment encompassing in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology now focuses on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D).

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years for equipment and the shorter of the lease term or fifteen years for leasehold improvements.  Depreciation expense was $14,690 and $-0- for the years ended February 28, 2011 and 2010, respectively.

Intellectual Property
Intellectual property consists of technology with patents pending approval that was included in the acquisition of SensiVida Medical Systems, Inc. and is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $187,236 and $187,237 for the years ended February 28, 2011 and 2010, respectively.

Income Taxes
The Company accounts for income taxes under Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 740 Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $670,932 and $303,537 in 2011 and 2010, respectively.

Loss per Common Share
In accordance with FASB ASC 260, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for each of the years ended February 28, 2011 and 2010, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
FASB ASC 718, Share-Based Payment requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, this topic requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  See Note 9 regarding Issuance of options associated with new employment agreements.

Concentration of Credit Risk Involving Cash
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year.

Reclassification
The February 28, 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTD)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued ASU No. 2010-29, Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company will adopt the disclosure requirements for any business combinations after March 1, 2011.

As of February 28, 2011, the FASB has issued Accounting Standards Updates (ASU) through No. 2011-01.  None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of February 28, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Legal services rendered by Mr. Peter Katevatis amounted to $-0- and $55,000 for the years ended February 28, 2011 and 2010.  These amounts are recorded in general and administrative expense.  On February 3, 2010, Mr. Katevatis resigned from his legal service agreement.

See Note 9 for details regarding the Company’s consulting agreement with one of its principal stockholders and Note 5 and 6 for related party loans and accrued liabilities.

NOTE 3 – DEFERRED CHARGES

In fiscal 2011 and 2010, the Company issued -0- and 150,000, respectively, of fully vested restricted shares of its common stock at fair market value to different consulting groups in exchange for a variety of services to be rendered, over a period of 12 months for matters such as corporate management, marketing opportunities, product development and research, corporate funding and investor relations.  These costs have been capitalized and have been recognized ratably over the terms of the agreements.

NOTE 4 – CONVERTIBLE DEBT

On January 10, 2007, the Company commenced a Private Placement Offering for $2,000,000 of 12% convertible promissory notes (“the Notes”) in amounts of not less than $25,000.  The Notes shall be due and payable, together with accrued and unpaid interest, on the earlier of April 15, 2008 for the first $1,000,000 tranche and April 15, 2009 for the second $1,000,000 tranche (of which $656,500 had been raised as of February 28, 2009) or three months after the completion of the initial public offering (“the IPO”) of the shares of BioScopix (now SensiVida Medical Technologies, Inc. as a result of the merger of BioScopix into Mediscience Technology Corp. and subsequent name changes of the Company to BioScopix and then SensiVida Medical Technologies, Inc. (SensiVida), after the merger of BioScopix and SensiVida Medical Technologies, Inc. Holders of the Notes may convert the notes into (i) cash in the amount of the principal and accrued and unpaid interest due and a warrant exercisable until April 15, 2009 to purchase shares of BioScopix (now SensiVida) in an amount equal to 50% of the principal of the Notes at an exercise price of 120% of the five day volume weighted average preceding the effective date of the IPO of SensiVida or (ii) shares of SensiVida at a price equal to 50% of the IPO price of the SensiVida shares of common stock in an amount equal to the principal and accrued and unpaid interest due on the Notes.  In accordance with FASB ASC 470.2, under option (ii), the carrying value of the Notes was reduced by the intrinsic value of the beneficial conversion option resulting in a carrying value of $-0-.  On January 29, 2008, the Notes were modified to provide for two additional options.  In addition to options (i) and (ii), holders of the notes may now also convert the notes into (iii) SensiVida stock with a six month lockup in the amount of principal and accrued interest and receive 50% warrant coverage at 75% of the SensiVida stock IPO price and (iv) combination of alternatives (ii) and (iii).  The additional options did not require an adjustment to the value of the Notes.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 4 – CONVERTIBLE DEBT (CONT’D).

As of May 31, 2009, the notes have been accreted to their maturity value.  Accretion of discount on convertible debt amounted to $-0- and $86,036 for the fiscal years 2011 and 2010.

Accrued interest payable on the notes as of February 28, 2011 and 2010 was $173,499 and $141,431, respectively.  Interest expense for the years ended February 28, 2011 and 2010 was $49,656 and $149,399, respectively.

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

NOTE 5 – OTHER LOANS PAYABLE

On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.   Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition (by the Company) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest will accrue on the balance at a rate of 8% compounded annually.  The Note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at February 28, 2011 and 2010 was $49,828. Interest accrued on the note was $8,272 and $4,286 as of February 28, 2011 and 2010, respectively.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

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

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2011	2010
Legal and professional fees	$225,747	$301,247
Consulting fees and expenses	1,489,254	1,489,254
Salaries and wages	562,917	346,500
Accrued Interest	385,313	178,479
Other	41,200	200
Totals	$2,704,431	$2,315,680

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis, former CEO of the Company (Note 2).  The amount of the accrual was $2,500 and $65,000 as of February 28, 2011 and 2010, respectively. During the year ended February 28, 2011, Mr. Katevatis converted $62,500 of accrued professional fees into 62,500 shares of Series A preferred stock.

Accrued consulting fees and expenses include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board , with respect to his prior consulting agreement, of $1,489,254 as of February 28, 2011 and 2010, which fees and expenses the Company is contesting in litigation between Dr. Alfano and the Company.

Dr. Alfano and Mr. Katevatis had previously agreed to forebear any and all collection action for accrued fees and salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $2.50 per share.  The option was unlimited in duration.  If the Company were to receive financing, either may elect to receive all or part of such accrued salary or fees in cash or common stock.

On March 23, 2009 Mr. Katevatis exercised his option to convert all outstanding salary and fees accrued through November 3, 2008 totaling $2,147,187 along with the termination of his employment agreement and anti-dilution rights in exchange for 1,172,510, shares of the Company’s common stock.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

Accrued salaries and wages consist of the following:

	2011	2010
Jose Mir, President	$250,000	$131,250
David R. Smith, Chairman of the Board	115,000	80,000
Margaret Lydon, Chief Operating Officer	52,083	-
John Spoonhower, Chief Technical Officer	52,083	-
Frank D. Benick, Chief Financial Officer	27,500	29,000
Kamal Sarbadhikari, Former Chief Executive Office	66,250	106,250
Totals	$562,916	$346,500

Accrued interest consists of the following:

	2011	2010
Convertible Debt	$173,499	$141,431
Series A Preferred Stock	203,542	-
Other Debt	8,272	37,048
Totals	$385,313	$178,479

NOTE 7 - PREFERRED STOCK SUBSCRIBED

Preferred Stock Subscribed
During February 2009, a current shareholder advanced $150,000 plus an additional $100,000 received in March 2009 in exchange for 2,500 of Series A Preferred stock having a par value of $100 (the shares).  Each Series A Preferred share was convertible into 150 shares of common stock for a total of 375,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock with an exercise price of $1.00.  Because the Company did not have the required authorized Preferred Stock to execute this transaction, the Company had recorded the advances as a liability.

On April 13, 2010, the Company and the current preferred stock subscriber mutually agreed to revised terms on a prior $250,000 unissued preferred stock subscription agreement.  The new terms call for a “ratcheted” conversion to common stock, at a price of $0.35 from $0.66.  In addition, accrued interest of $34,849 as of May 1, 2010, on the $250,000 subscription, the subscription, plus a 10% premium of $28,485 on the principal and accrued interest all totaling $313,334, were available at the option of subscriber to roll over the total into the Company’s current Series A subscription agreement.  In addition, warrants to purchase 50,000 shares of common stock have been “ratcheted” downward from $0.66666 to $0.35, resulting in a proportional increase in the warrants to purchase 95,237 common shares. On May 1, 2010 principal of $250,000, interest of $34,849 plus the premium of $28,485 were converted to 313,334 shares of Series A Preferred stock.

NOTE 8 – INCOME TAXES

There is no income tax benefit for operating losses for the years ended February 28, 2011 and 2010 due to the following:

Current tax benefit – the operating losses cannot be carried back to earlier years.

Deferred tax benefit – the deferred tax assets were offset by a valuation allowance required by FASB ASC 740 “Accounting for Income Taxes.”  The valuation allowance is necessary because, according to criteria established by this topic, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

The components of the net deferred income tax asset and liability as of February 28, 2011 and February 28, 2010 are as follows:

	2011	2010
Deferred income tax asset:
Net operating loss carryforward	$7,644,749	$7,230,294
Valuation allowance	7,644,749	7,230,294
	-	-
Deferred income tax liability	-	-
Totals	$-	$-

As of February 28, 2011 and 2010, the Company has valuation allowances of $7,644,749 and $7,230,294 respectively, which relate to federal and state net operating loss carryforwards.  The change in the total valuation allowance for the years ended February 28, 2011 and 2010 was an increase and a decrease of $414,455 and ($158,914), respectively.  The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating losses can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations.  Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.  As of February 28, 2011 and 2010, the Company has net operating loss carryforwards of approximately $20,482,000 and $19,414,000, respectively for federal purposes and $12,010,000 and $10,656,000, respectively, for state purposes, which may be used to reduce future income subject to income taxes.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 8 – INCOME TAXES (CONT’D).

The net operating losses are scheduled to expire in the following years:

	Federal	State
2012	$1,556,000	$2,358,000
2013	2,636,000	2,197,000
2014	1,128,000	1,399,000
2015	-	2,159,000
2016	-	1,433,000
2017	-	-
2018	-	-
2019(*)	808,000	-
2020(*)	943,000	-
2021(*)	298,000	-
2022(*)	316,000	-
2023(*)	182,000	-
2024(*)	790,000	-
2025(*)	2,284,000	-
2026(*)	2,156,000	-
2027(*)	1,388,000	-
2028(*)	2,096,000	-
2029(*)	1,435,000	-
2030(*)	262,000	260,000
2031(*)	2,204,000	2,204,000
Totals	$20,482,000	$12,010,000

(*)   Under the Taxpayer Relief Act of 1997, the carryforward period of net operating losses arising after May 1, 1998 were extended from 15 to 20 years.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of March 1, 2011, the Company had no unrecognized tax benefits, and accordingly, the Company has not recognized any interest or penalties during the years ended February 28, 2011 and 2010 related to unrecognized tax benefits.  The Company does not have an accrual for uncertain tax positions as of February 28, 2011 and 2010.

The Company files U.S. income tax returns and multiple state income tax returns.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on February 28, 2008 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 9– COMMITMENTS AND CONTINGENCIES

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

In October 2009, Dr. Alfano filed a civil action against the Company, alleging that he was owed $1,487,053 in consulting fees and expenses.  The Company had accrued the consulting fees in conjunction with the consulting agreement (Note 6).  In addition, Dr. Alfano contested the termination of his anti-dilution rights and claimed that the Company owed him 132,000 shares of common stock (Note 10).  The Company does not believe the case has merit and has filed an Answer and Counterclaim.  The Company intends to vigorously defend against these claims.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 9– COMMITMENTS AND CONTINGENCIES (CONT’D).

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the two years ended February 28, 2011 and 2010.

Employment Agreements
Mr. Peter Katevatis, the former Chief Executive Officer and Chairman of the Company and a current stockholder of the Company, had an employment agreement.  The prior agreement was renewed on March 5, 2007 which increased his salary from $200,000 to $250,000 per year. The agreement also provided for a bonus and fringe benefits in accordance with policies and formulas mutually agreed upon by Mr. Katevatis and the Board of Directors.  The contract was due to expire on March 5, 2015.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and on March 23, 2009 exercised his option to convert all outstanding salary and fees accrued through November 2008 in exchange for 1,172,510 shares of the Company’s common stock.

On November 15, 2005, the Company entered into a two year employment agreement with Frank D. Benick as Chief Financial Officer.  Mr. Benick was paid a monthly salary of $3,000 per month for the first two months and then $4,000 per month for the remaining term of the agreement and received an option to purchase 30,000 shares of common stock at $10.00 per share.  This agreement has not been formally updated. Mr. Benick’s employment is continuing under the terms of the expired agreement.

On November 5, 2008, the Company entered into three year employment contracts with Kamal Sarbadhikari as Chief Executive Officer and Jose Mir as Chief Technical Officer.  Under the terms of those employment agreements, Mr. Sarbadhikari and Mr. Mir are each paid a base salary of $150,000 per annum.  On November 2, 2009, Mr. Kamal Sarbadhikari resigned for health reasons effective December 31, 2009.  Jose Mir has been appointed interim President effective December 31, 2009.

On November 10, 2008, the Company entered into a three year employment contract with David R. Smith as Chairman of the Board.  Under the terms of the employment agreement, Mr. Smith is to be paid $60,000 per annum.

On August 15, 2010, the Company entered into three year employment contracts with Margaret Lydon as Chief Operating Officer and John P. Spoonhower as Chief Technology Officer.  Under the terms of their employment contracts, Ms. Lydon and Mr. Spoonhower are to be paid a base salary of $125,000 per annum. Both Ms. Lydon and Mr. Spoonhower were each granted 400,000 options, for a total of 800,000 options, to acquire 400,000 shares each, of the Company’s common stock over a three year vesting period with an exercise price of $0.36 per share.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 28.6%, based on comparable companies in similar industries, risk free interest rate of 2.68% and expected option life of three years.  The total estimated employer cost associated with these options approximates $126,100, which is being amortized over the life of the employment agreements. In the interim vesting period, the Company’s 1999 stock incentive plan will require revision as the plan previously had a limitation on the aggregate number of shares it may issue.

Lease Agreements
The Company entered into a lease agreement for office space in West Henrietta, NY.  The term of the lease runs from July 2010 to June 2011.  Base rent and expenses total $1,819 per month.  The Company also entered into a lease agreement for laboratory space in Rochester, NY.  The term of the lease runs from October 2010 to September 2011.  The rental is $1,053 per month.  Previously, the Company renewed its Henrietta office space on a month to month basis for the period May 2010 to February 2013 at $1,100 per month.  The agreement has been terminated as of September 30, 2010.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 10 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split
On March 19, 2009, the Company’s Board of Directors, and the holders of a majority of the Company’s voting capital stock, approved an amendment to the Company’s Restated Certificate of Incorporation to provide for the reduction of the total number of authorized, issued and outstanding shares of the Company’s common stock, par value $.01 per share (“Common Stock”) and its preferred stock, par value $.01 per share (“Preferred Stock”), by exchanging each ten (10) shares of such authorized, issued and outstanding shares of Common Stock and Preferred Stock for one (1) share of Common Stock or Preferred Stock, respectively (such exchange, the “Reverse Split”).  The Reverse Split became effective on May 18, 2009.  All references to number of shares and per share amounts in the consolidated financial statements and notes have been adjusted to give retroactive effect to the reverse stock split.

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

On March 1, 2010, the Company amended its Certificate of Incorporation to provide for 10,000,000 shares of Series A convertible preferred stock and 1,000,000 shares of preferred stock with preferences and characteristics to be determined by the board of Directors.  See Note 12 – Amendment of Certificate of Incorporation.

Series A Convertible Preferred Stock Offering
During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $.035 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  As of February 28, 2011, 2,021,728 shares of preferred stock were sold. The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is at $1.00 per share.  As of February 28, 2011, 2,888,182 warrants were granted.

Common Stock
On March 1, 2010, the Company amended its Certificate of Incorporation to provide for 89,000,000 authorized shares of common stock, $.01 par value.

Common Stock Issued for Services
During fiscal 2010, the Company issued 46,333 restricted shares of its common stock with a value of $30,620 to a group of consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the shares issued (the closing price of the Company’s common stock of the date of issuance).

During February 2011, the Company issued 90,000 restricted shares of its common stock with a value of $45,000 to a consulting firm in exchange for professional services, as per their agreements.  The transaction was recognized based on the fair market value of the services rendered.

During March 2010, the Company issued 17,500 restricted shares of its common stock with a value of $9,100 to two consultants in exchange for professional services, as per their agreements.  The transactions were recognized based on the fair market value of the services rendered.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONT’D).

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

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of February 28, 2011, the shares have not yet been issued.  The Company anticipates the shares to be issued in June 2011.

In December 2009, the Company received $110,800 for 221,600 shares of the company’s common stock.  As of February 28, 2011, the shares have not yet been issued.  The Company anticipates the shares to be issued in June 2011.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of February 28, 2011 and 2010.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONT’D).

Stock Options
Activity related to stock options during the years ended February 28, 2011 and 2010 is as follows:

			Weighted
		Exercise	Avg. Exercise
	Shares	Price Range	Price
Outstanding, February 29, 2009	30,000	$10.00	$10.00
Granted	-
Exercised	-
Forfeited	-
Outstanding, February 28, 2010	30,000	$10.00	$10.00
Granted	800,000	0.36	0.36
Exercised	-
Forfeited or Expired	(30,000)
Outstanding, February 28, 2011	800,000	$0.36	$0.36

30,000 options issued in November 2005 expired November 15, 2010.

Weighted average remaining life of options approximates 2.46 years at February 28, 2011.

As of February 28, 2011, there were no exercisable stock options.  200,000 options shall vest and become exercisable on August 14, 2011, 200,000 on August 14, 2012 and 400,000 on August 14, 2013.

Stock Warrants
Stock warrant activity during the years ended February 28, 2011 and 2010 was as follows:

	Shares		Weighted
	Currently	Exercise	Avg. Exercise
	Exercisable	Price Range	Price
Outstanding, February 29, 2009	399,933	$2.50 - $30.00	$9.00
Granted	195,800	$0.60 - $1.00
Exercised	-
Forfeited	-
Outstanding, February 28, 2010	595,733	$0.60 - $30.00	$6.32
Granted	2,895,682	$-
Exercised	-
Forfeited	(100,000)	$30.00
Outstanding, February 28, 2011	3,391,415	$.60 - $2.50	$1.08

100,000 stock warrants issued in 2004 expired in November 2010.
Weighted average remaining life of warrants approximates 2.16 years at February 28, 2011.

Anti-Dilution Rights
The Company and Mr. Peter Katevatis had an anti-dilution rights agreement which provided that Mr. Katevatis’ ownership interest would at all times represent 17% of the issued and outstanding shares of the Company.  The anti-dilution rights were exercisable at Mr. Katevatis’ sole discretion.  In November 2008, Mr. Katevatis terminated his employment agreement as Chief Executive Officer and Chairman along with his anti-dilution rights and on March 23, 2009 exercised his option to convert all outstanding salary and fees accrued through November 2008 in exchange for 1,172,510 shares of the Company’s common stock.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011 AND 2010

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONT’D).

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

NOTE 11 – ACQUISITION OF SENSIVIDA MEDICAL SYSTEMS, INC.

On November 5, 2008, Mediscience Technology Corp., a New Jersey corporation (“Mediscience”) entered into an agreement and plan of reorganization (the “Merger Agreement”) with SensiVida Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Mediscience (“Merger Sub”), and SensiVida Medical Systems, Inc., a Delaware corporation (“SensiVida”), pursuant to which Merger Sub was merged into SensiVida and thereafter SensiVida was merged with and into Mediscience (the “Merger”).  As a condition precedent to completing the Merger, on January 29, 2009, BioScopix, Inc., a Delaware corporation and wholly-owned subsidiary of Mediscience, merged with and into Mediscience, with the surviving corporation changing its name to BioScopix, Inc. (such surviving corporation hereafter referred to as the “Company”).

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

The merger was accounted for under the acquisition method in accordance with SFAS 141(R), Business Combination.  The merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc. enabled the Company to focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.  The fair value of the consideration was approximately $2,751,000, the value of the 3,333,333 shares on March 3, 2009, which includes the assumption of various liabilities totaling approximately $58,000.  The Company has completed its valuation of the identifiable assets acquired and liabilities assumed at their acquisition date fair values as follows:

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
FEBRUARY 28, 2011 AND 2010

NOTE 11 – ACQUISITION OF SENSIVIDA MEDICAL SYSTEMS, INC. (CONT’D).

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

NOTE 12 – AMENDMENT OF CERTIFICATE OF INCORPORATION

On March 1, 2010, the Board of Directors approved and on March 1, 2010, the holders of a majority of the voting capital stock approved an amendment to restate the Certificate of Incorporation to provide for the increase in the total number of authorized shares of the Company’s common and preferred stock.

The aggregate number of shares which the Company shall have authority to issue is 100,000,000, 89,000,000 of which is common stock, $.01 par value per share and 11,000,000 of which is preferred stock, $.01 par value per share.  10,000,000 shares of preferred stock are designated Series A, convertible preferred stock and 1,000,000 shares of preferred stock shall have all preferences and characteristics to be determined by the Company’s Board of Directors on a case-by-case basis, prior to issuance.

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
FEBRUARY 28, 2011 AND 2010

NOTE 12 – AMENDMENT OF CERTIFICATE OF INCORPORATION (CONT’D).

e).   The Series A Preferred stock  may, at any time for a period of three years from the date of its issuance, at the option of the holders thereof, be converted into common stock at a price of $0.35 per share (as adjusted for subsequent stock dividends, stock splits, combinations, recapitalizations or the like).

NOTE 13 – RETIREMENT PLAN

During July 2010, the Company adopted a 401-K plan for its employees.  As of February 28, 2011, the Company has not recognized any employer retirement costs associated with the plan.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting  as of February 28, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was not effective as of February 28, 2011 because of the material weaknesses described below.

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

Name	Age	Position
David R. Smith	67	Director and Chairman of the Board
Jose Mir	59	Director and President
John Spoonhower	61	Chief Technical Officer
Frank D. Benick	62	Chief Financial Officer
Margaret Lydon	45	Chief Operating Officer

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

The Board of Directors does not have a separate, standing audit committee at this time.  Pursuant to Section 3(a)(58) of the Exchange Act, the full Board of Directors performs the functions of an audit committee for the Company.  During the year ended February 28, 2011, the Board of Directors met 14 times. Each member of the Board attended all of the meetings of the Board and committees on which he served.  Although all of the members of the Board of Directors are financial literate under listing standards of national securities exchanges such as the NYSE, none of the members of the Board of Directors qualifies as an “audit committee financial expert” as such term is defined under Item 407(d)(5) of Regulation S-K. Although the Board of Directors believes that it is appropriate and desirable for the Board to have an “audit committee financial expert,” the Board believes that based upon the limited size and operations of the Company at this time, it is appropriate for the Company to not have an “audit committee financial expert.”

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

Key Director Qualifications: Mr. Smith has significant business, scientific and engineering expertise that will assist us in designing our medical devices, obtaining financing and developing an effective FDA regulatory strategy and sales and marketing plan for the sale of our medical devices.

Jose Mir, President.  Mr. Mir started his career at the Eastman Kodak Company, pioneering new technologies that enabled some of the world's earliest digital imaging products. He evangelized and co-founded a corporate worldwide innovation initiative that after five years was able to drive significant growth beyond Kodak's traditional product lines. Mr. Mir had profit and loss statement responsibilities for a $16 million business that commercialized four radically new digital products- two of them won industry awards for technical excellence. After leaving Kodak, he started and led Infotonics Technology Center's Innovation initiative, responsible for founding two new start-ups. Most recently, he founded SensiVida Medical Systems Inc. and served as its President/CTO for three years. Mr. Mir is a prolific inventor, has won several professional awards, and has served on boards for companies and universities.

Key Director Qualifications:  Mr. Mir has the requisite business and technical background that have enabled him to develop our patents and patent strategy, design our medical devices, assist with our financing and oversee the growth of our company.

Frank D. Benick, Chief Financial Officer.  Mr. Benick has served as our Chief Financial Officer since November 2005. He has been a partner at the accounting firm of Cust, Dori & Benick (“CDB”) from 1983 and is now a partner at Wiss & Company, LLP which merged with CDB in January 2011.

John Spoonhower, Chief Technical Officer. Mr. Spoonhower has served as our Chief Technical Officer since August 2010. Mr. Spoonhower was employed during 2008 and 2009 as Managing Director of the Innovation Interface at Cornell University, a not-for-profit supported by financial contributions from corporate sponsors to investigate new business opportunities using teams at both Cornell University and MIT, and held teaching positions at Cornell University in the MBA and engineering schools. From 1995 to June 2008 Mr. Spoonhower held a variety of positions with Eastman Kodak Company, including Director of External Alliances in the Office of the Chief Technology Officer, and Chief Technologist in the Systems Concepts Center. At Eastman Kodak Company Mr. Spoonhower twice won the CTO Patent Award. Mr. Spoonhower received a B.S. degree in Physics (magna cum laude) from the University of Notre Dame and M.S. and Ph.D. degrees in Applied and Engineering Physics from Cornell University. He has co-authored 55 refereed publications and currently has 56 granted patents and five patents pending.

Margaret Lydon, Chief Operating Officer.  Ms. Lydon has served as our Chief Operating Officer since August 2010.  Ms. Lydon has over 20 years experience in general management and product development in the medical device field and specific expertise in the development and commercialization of polymer coated and drug-eluting medical devices.  Immediately prior to joining SensiVida in 2010 Ms. Lydon was a consultant for one year to Isoflux Biomed, a company that develops inorganic coatings for medical devices. From 2003 to 2008 Ms. Lydon  was General Manager of Angiotech BioCoatings Corp., a subsidiary of Angiotech Pharmaceuticals, Inc., a company that develops and manufactures drug device combination products and polymer coatings for medical devices.  From 1988 to 2003 Ms. Lydon rose to the position of Vice President of Operations and Product Development for STS Biopolymers, Inc., a company that develops and manufactures polymer coatings for medical devices, and prior to that was an analytical lab technician with Eastman Kodak Company.  Ms. Lydon graduated from Saint John Fisher College and received her M.S. in Materials Science and Engineering from Rochester Institute of Technology.

There are no family relationships between any of our directors, executive officers, or advisors.

Nominating Procedures

During the fiscal year ended February 28, 2011, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors' Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

In connection with the completion of the Company’s merger with SensiVida Medical Systems, Inc. on March 3, 2009, Kamal Sarbadhikari was issued 1,420,454 shares of the Company’s common stock as his pro rata share of the merger consideration and neither his initial statement of beneficial ownership on Form 3 nor his statement of changes in beneficial ownership on Form 4 have been filed to report these transactions.

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

Compensation accrued as of February 28, 2011 to Jose Mir, our President since the voluntary termination in December 2009 by Kamal Sarbadhikari, our former President and CEO, is set forth in the Summary Compensation Table below. No other executive officer's compensation exceeded $100,000 in the fiscal years ended February 28, 2011 and February 29, 2010, respectively.

SUMMARY COMPENSATION TABLE

			All Other
			Compensation	Total*
Name and Principal Position	Year	Salary ($)*	($)	($)

Jose Mir (PEO)	2010	$ 250,000	$ -0-	$ 250,000
President	2009	$ -0-	$ -0-	$ -0-
Frank Benick	2011	$ 27,500	$ -0-	$ -0-
CFO (PFO)	2010	$ -0-	$ -0-	$ -0-

*All salary was accrued until sufficient funds are available to the Company to pay the accrued salary.

Change of Control

Our 1999 Stock Incentive Plan and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan provide that all outstanding options, warrants and restricted stock will become vested and immediately exercisable, in the case of options and warrants, or free from all restrictions, in the case of restricted stock, upon a change of control of our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 14, 2011, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them..

Name	Shares Owned		Percentage Ownership

Directors and Executive Officers:

Jose Mir	1,420,454		8.82%
Frank D. Benick	14,187		*
David R. Smith	—		—
John Spoonhower	—		—
Margaret Lydon	—		—

All Directors and Executive
Officers as a group:	1,429,641		8.88%

5% Stockholders:

Peter Katevatis	2,228,659	(1)	13.85%
William M. Baker	1,932,019	(2)	12.00%
Kamal Sarbadhikari	1,420,454		8.82%
Infotonics Technology Center, Inc.	592,424		3.68%

* Beneficial ownership of less than 1% is omitted.

(1) Includes 178,571 shares of common stock issuable upon conversion of shares of Series A convertible preferred stock and warrants to purchase up to 89,286 shares of common stock issuable in connection with the issuance of shares of Series A convertible preferred stock.
(2) Includes 1,049,332 shares of common stock issuable upon conversion of shares of Series A convertible preferred stock and warrants to purchase up to 524,661 shares of common stock issuable in connection with the issuance of shares of Series A convertible preferred stock.

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

Audit Fees

 The aggregate fees billed for each of the fiscal years ended February 28, 2011 and February 28, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $70,122 and $60,000, respectively.

Audit Related Fees

None.

Tax Fees

 None.

All Other Fees

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The Financial Statements filed as part of this annual report on Form 10-K are filed under Part II, Item 8 beginning on page 27.

(b)	The Exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index beginning on page 56.

(c)	Not applicable.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SensiVida Medical Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIVIDA MEDICAL TECHNOLOGIES, INC.

Date: June 15, 2011	By:	/s/ Jose Mir
Jose Mir
President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2011	/s/ Jose Mir
Jose Mir
President and
Director
(Principal Executive Officer)

Date: June 15, 2011	/s/ David R. Smith
David R. Smith
Chairman of the Board

Date: June 15, 2011	/s/ Frank D. Benick
Frank D. Benick, CPA
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Exhibit Index

2.1
Agreement and Plan of Merger of BioScopix, Inc., a Delaware corporation, into MediScience Technology Corp., a New Jersey corporation, dated as of November 5, 2008, incorporated by reference to the registrant's Form 10-Q filed January 20, 2009.

2.2
Agreement and Plan of Reorganization by and Among BioScopix, Inc., a New Jersey corporation (successor by merger to MediScience Technology Corp.), SensiVida Acquisition Corp., a Delaware corporation, and SensiVida Medical Systems, Inc., a Delaware corporation, dated as of November 5, 2008, incorporated by reference to registrant's Form 8-K filed March 9, 2009.

2.3
Certificate of Ownership and Merger merging SensiVida Medical Systems, Inc. with and into BioScopix, Inc., with the surviving corporation changing its name to SensiVida Medical Technologies, Inc., incorporated by reference to the registrant's Form 8-K filed March 9, 2009.

3.1	Amended Certificate of Incorporation incorporated by reference to the registrant's Definitive Schedule 14C filed April 28, 2010.

3.2	By-laws incorporated by reference to the registrant's Form SB-2 filed December 21, 2004.

4.2	Anti-Dilution Agreement between the registrant and Peter Katevatis, dated July 19, 2004, incorporated by reference to registrant's Form 10-QSB filed August 3, 2004.

10.1	Employment Agreement dated August 15, 2010 between the registrant and John Spoonhower incorporated by reference to the registrant's Form 8-K filed August 27, 2010.

10.2	Employment Agreement dated August 15, 2010 between the registrant and Margaret Lydon incorporated by reference to the registrant's Form 8-K filed August 27, 2010.

10.3	Employment Agreement dated November 5, 2008 between the registrant and Jose Mir incorporated by reference to the registrant's Form 10-Q filed January 20, 2009.

10.4	1999 Incentive Stock Option Plan incorporated by reference to the registrant's Form SB-2 filed December 21, 2004.

10.5	2003 Consultants Stock Option, Stock Warrant and Stock Award Plan incorporated by reference to the registrant's definitive Schedule 14C filed January 20, 2004.

10.6
Agreement between the registrant and William M. Baker relating to the issuance of shares of Series A Convertible Preferred Stock of the registrant incorporated by reference to the registrant's Form 8-K filed February 12, 2009.

10.7	Agreement dated May 26, 2010 between the registrant and Wi Inc. incorporated by reference to registrant's Form 10-K/A filed February 18, 2011.

10.8	Agreement dated June 1, 2010 between the registrant and Dhurjaty Electronics Consulting LLC incorporated by reference to registrant's Form 10-K/A faled February 18, 2011.

10.9	Agreement dated May 21, 2010 between the registrant and MDC incorporated by reference to registrant's Form 10-K/A filed February 18, 2011.

10.10	Agreement dated June 21, 2007 between the registrant and Infotonics Technology Center, incorporated by reference to the registrant's Form 8-K filed June 25, 2007.

10.11	Consulting Agreement between the registrant and John Condemi dated July 3, 2009, incorporated by reference to the registrant's Form 8-K filed July 6, 2009.

14.1	SensiVida Code of Ethics *

21.1	Subsidiaries of the registrant

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) *

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

* Filed herewith