Form 10-Q
period 2011-05-31
SensiVida Medical Technologies, Inc.
filed 2011-07-20
CIK 64647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2011
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

150 Lucius Gordon Drive, Ste. 110
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
 Yes ☐      No ☒

As of July 20, 2011, there were outstanding 16,088,112 shares of the registrant’s common stock, $.01 par value.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

INDEX
		PAGE

PART 1.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of May 31, 2011 (Unaudited) and February 28, 2011 (Audited)	1

	Consolidated Statement of Operations for the Three Months Ended May 31, 2011 (Unaudited) and May 31, 2010 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended May 31, 2011 (Unaudited)	3

	Consolidated Statement of Cash Flows for the Three Months Ended May 31, 2011 (Unaudited) and May 31, 2010 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART 11.	Other Information	16-17

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

	Exhibits

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$10,970	$2,240
Total Current Assets	10,970	2,240

PROPERTY AND EQUIPMENT
Net of Accumulated Depreciation of $16,605 (May 31, 2011) and $14,690 (February 28, 2011)	10,574	12,489

OTHER ASSETS
Intellectual Property - Net of Accumulated Amortization of $421,283 (May 31, 2011) and $374,474 (February 28, 2011)	2,387,281	2,434,090
Other Assets	7,760	7,760
Total Other Assets	2,395,041	2,441,850

TOTAL ASSETS	$2,416,585	$2,456,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt	$401,500	$401,500
Accounts Payable	433,639	380,298
Other Loans Payable	94,828	49,828
Officer Loan Payable	18,524	5,524
Accrued Liabilities	2,917,179	2,704,431
Total Current Liabilities	3,865,670	3,541,581

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.01 Par Value, 11,000,000 Shares Authorized; Issued and Outstanding 2,021,728 Shares May 31, 2011 and February 28, 2011	20,217	20,217
Common Stock $.01 Par Value, Authorized 89,000,000 Shares; Issued and Outstanding Shares - 16,088,112 Shares May 31, 2011 and February 28, 2011	160,881	160,881
Common Stock Subscribed	140,800	140,800
Additonal Paid-in Capital	35,958,067	35,947,558
Accumulated Deficit	(37,729,050)	(37,354,458)
Total Stockholders' (Deficit)	(1,449,085)	(1,085,002)
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$2,416,585	$2,456,579

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS
	2011	2010
Net Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
General and Administrative Expense	290,366	231,972
Research and Development Expense	9,811	67,843
Total Expenses	300,177	299,815
Other Income	2	17
Interest Expense	(74,417)	(42,466)
Total Other Income and Expense	(74,415)	(42,449)
Loss Before Taxes	(374,592)	(342,264)
Provision for Income Taxes	-	-
Net Loss	$(374,592)	$(342,264)
Basic and Diluted Loss Per Common Share	$(0.023)	$(0.021)
Weighted Average Common Shares Outstanding	16,088,112	15,994,063

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MAY 31, 2011

	Series A Convertible
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- In Capital	Common Stock Subscribed	Accumulated Deficit
BALANCE, FEBRUARY 28, 2011 (Audited)	2,021,728	$20,217	16,088,112	$160,881	$35,947,558	$140,800	$(37,354,458)
Fair Value of Employee Stock Option Grants	-	-	-	-	10,509	-
Net Loss	-	-	-	-	-	-	(374,592)
BALANCE, MAY 31, 2011 (Unaudited)	2,021,728	$20,217	16,088,112	$160,881	$35,958,067	$140,800	$(37,729,050)

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(374,592)	$(342,264)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Fair Value of Employee Stock Option Grants	10,509	-
Common Stock Issued for Services	-	9,100
Depreciation and Amortization	48,724	46,874
Amortization of Deferred Costs	-	19,375
Subtotal	(315,359)	(266,915)
Changes in Assets and Liabilities, Net of Acquisition
Decrease in Prepaid Expenses and Other Assets	-	1,953
Increase (Decrease) in Accounts Payable	53,341	(124,612)
Increase in Accrued Liabilities	212,748	81,216
Net Cash Used in Operating Activities	(49,270)	(308,358)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	-	(1,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Officer Loan	13,000	-
Redemption of Convertible Debt	-	(50,000)
Proceeds from Other Loans Payable	45,000	-
Net Proceeds from Issuance of Series A Preferred Stock	-	1,055,851
Net Cash Provided by Financing Activities	58,000	1,005,851
INCREASE IN CASH	8,730	696,197
CASH
Beginning Balance	2,240	12,002
Ending Balance	$10,970	$708,199
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Preferred Stock Issued in Cancellation of Preferred Stock Subscription	$-	$250,000
Preferred Stock Issued in Cancellation of Other Loans Payable	$-	$50,000
Preferred Stock Issued in Cancellation of Accrued Liabilities	$-	$38,778

See Notes to Consolidated Financial Statements.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

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

The consolidated financial statements as of and for the three month periods ended May 31, 2011 and 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report of Form 10-K for the fiscal year ended February 28, 2011.  The interim operating results for the three months ended May 31, 2011 may not necessarily be indicative of the operating results expected for the full year.

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

The Company has no revenues, incurred significant losses from operations, has an accumulated deficit and a highly leveraged position that raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company expects to incur substantial expenditures to further the development and commercialization of its products.  To achieve this, management continues to seek to enter into an agreement with a consulting firm to be an advisor and explore options for the Company to commercialize its technology, seek additional financing through private placements or other financing alternatives, and might also seek to sell the Company or its technology.  There can be no assurance that continued financings will be available to the Company or that, if available, the amounts will be sufficient or that the terms will be acceptable to the Company.

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
MAY 31, 2011

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D).

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years for equipment and the shorter of the lease term or fifteen years for leasehold improvements.  Depreciation expense was $1,915 and $65 for the three months ended May 31, 2011 and 2010, respectively.

Intellectual Property
Intellectual property consists of technology with patents pending approval that was included in the acquisition of SensiVida Medical Systems, Inc. and is stated at cost.  Amortization is computed using the straight-line method over an estimated useful life of fifteen years.  Amortization expense was $46,809 and $46,809 for the three months ended May 31, 2011 and 2010, respectively.

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

Research and Development
Research and development costs are charged to operations when incurred.  The amounts charged to expense were $9,811 and $67,843 for the three months ended May 31, 2011 and 2010, respectively.

Loss per Common Share
In accordance with FASB ASC 260, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented.  Because the Company reported a net loss for the quarters ended May 31, 2011 and 2010, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Accounting for Stock-Based Compensation
FASB ASC 718, Share-Based Payment requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements.  In addition, this topic requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  There were no employee stock options issued during the three months ended May 31, 2011 and 2010.

Concentration of Credit Risk Involving Cash
The Company may have deposits with major financial institutions which exceed Federal Deposit Insurance limits during the year.

Reclassification
The 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

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

As of May 31, 2011, the FASB has issued Accounting Standards Updates (ASU) through No. 2011-04.  None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of May 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

See Notes 7 and 8 for details regarding the Company’s consulting agreement with one of its principal stockholders and Notes 4 and 5 for related party loans and accrued liabilities.

NOTE 3 – CONVERTIBLE DEBT

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 3 – CONVERTIBLE DEBT (CONT’D).

Accrued interest payable on the notes as of May 31, 2011 and February 28, 2011 was $185,575 and $173,499, respectively.  Interest expense on the notes for the three months ended May 31, 2011 and 2010 was $12,076 and $13,620, respectively.

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

NOTE 4 – OTHER LOANS PAYABLE AND OFFICER LOAN PAYABLE

On September 1, 2005, SensiVida Medical Systems, Inc. (SensiVida) issued a $50,000 convertible subordinated note to the order of Excell Partners, Inc. (Holder).  Principal and accrued interest was due and payable in one installment on September 1, 2008, the maturity date.   Interest was accruable at 2% per annum on the unpaid principal amount of the Note.  Upon any default of this Note, the Holder has the right to convert the Note to Common Stock of SensiVida.  The number of shares of Common Stock would be determined by dividing the outstanding principal and accrued interest to the date of conversion by the conversion price or fair market value paid in a most recent Qualified Transaction by SensiVida.  The note was in default upon acquisition (by the Company) and was amended as of December 1, 2009.  Commencing January 1, 2010, interest will accrue on the balance at a rate of 8% compounded annually.  The Note has a maturity date of January 1, 2011.  If the entire unpaid balance of the note is not paid when due, then the amount unpaid shall bear interest at the current rate plus 1% and such rate shall increase by an additional one percent each year until the note is paid in full.  The amount drawn on the note at May 31, 2011 and February 28, 2011 was $49,828. Interest accrued on the note was $9,476 and $8,272 as of May 31, 2011 and February 28, 2011, respectively.

On March 2, 2011, the Company borrowed $25,000 from an individual.  The loan calls for interest at 8% per annum.  The note has a maturity date of May 2, 2011 and is currently in default.  On June 17, 2011, a payment of $5,000 was made to the individual.

On April 22, 2011, the Company entered into a convertible note agreement to borrow $60,000 from a shareholder. The note calls for interest at 12% per annum, and the note has a maturity date of April 22, 2013.  The Company is able to draw on the note $10,000 every two weeks up to the principal amount but any additional principal amount over the first $10,000 loaned to the Company is at the discretion of the note holder.  The note holder has an option to convert the note into common stock equal to the outstanding principal and accrued interest.  The conversion price per share is $0.35.  Simultaneously with the execution of the note, the Company issued a warrant exercisable for five years at an exercise price of $0.20 per share to purchase the number of shares of common stock equal to 100% of the principal amount of the note.

On May 10, 2011, an officer of the Company advanced $13,000 to the Company resulting in a total balance due to the officer approximating $18,500.  The loan has no interest rate or repayment terms.

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2011	February 28, 2011
Legal and professional fees	$233,247	$225,747
Consulting fees and expenses	1,500,086	1,489,254
Salaries and wages	682,916	562,917
Accrued Interest	459,730	385,313
Other	41,200	41,200
Totals	$2,917,179	$2,704,431

Accrued legal and professional fees include services rendered by Mr. Peter Katevatis, former CEO of the Company.  The amount of the accrual was $2,500 as of May 31, 2011 and February 28, 2011, respectively.

Accrued consulting fees and expenses include costs owed to Dr. Robert R. Alfano, a principal stockholder and former chairman of the Company’s Scientific Advisory Board , with respect to his prior consulting agreement, of $1,489,254 as of May 31, 2011 and February 28, 2011, which fees and expenses the Company is contesting in litigation between Dr. Alfano and the Company.

Dr. Alfano had previously agreed to forebear any and all collection action for accrued fees and salary, including forgiveness of interest, in exchange for the option of converting any such accrued salary and fees into the Company’s common stock at $2.50 per share.  The option was unlimited in duration.  If the Company were to receive financing, he may elect to receive all or part of such accrued salary or fees in cash or common stock.

Accrued salaries and wages consist of the following:

	May 31, 2011	February 28, 2011
Jose Mir, President	$287,500	$250,000
David R. Smith, Chairman of the Board	127,000	115,000
Margaret Lydon, Chief Operating Officer	83,333	52,083
John Spoonhower, Chief Technical Officer	83,333	52,083
Frank D. Benick, Chief Financial Officer	35,500	27,500
Kamal Sarbadhikari, Former Chief Executive Office	66,250	66,250
Totals	$682,916	$562,916

NOTE 5 – ACCRUED LIABILITIES (CONT’D).

Accrued interest consists of the following:

	May 31, 2011	February 28, 2011
Convertible Debt	$185,575	$173,499
Series A Preferred Stock	264,030	203,542
Other Debt	10,125	8,272
Totals	$459,730	$385,313

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 6 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended May 31, 2011 and 2010 because the Company has determined that the realization of the net deferred tax asset is not assured.  The company has created a valuation allowance for the entire amount of such.  There was no change in unrecognized tax benefits during the period ended May 31, 2011 and there was no accrual for uncertain tax positions as of May 31, 2011.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of patent rights to its cancer detection technology, the Company assumed an obligation to pay to Dr. Alfano’s daughter a royalty of one percent of the gross sales derived from any equipment made, leased or sold which utilizes the concepts described in the Company’s cancer detection patent.  Since there has been no revenue, no amounts have been paid during the three months ended May 31, 2011 and 2010.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONT’D).

Lease Agreements
The Company entered into a renewal lease agreement for office space in West Henrietta, NY.  The term of the lease runs from July 2010 to June 2011.  Base rent and expenses total $1,819 per month.  The Company also entered into a lease agreement for laboratory space in Rochester, NY.  The term of the lease runs from October 2010 to September 2011.  The rental is $1,053 per month.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On March 1, 2010, the Company amended its Certificate of Incorporation to provide for 10,000,000 shares of Series A convertible preferred stock and 1,000,000 shares of preferred stock with preferences and characteristics to be determined by the board of Directors.

Series A Convertible Preferred Stock Offering
During March 2010, the Company began an offering of a maximum of $10,000,000 of Series A Preferred stock at $1.00 per share.  The Series A Preferred stock is convertible into shares of the Company’s common stock, par value $.01 per share at $.035 per share for a period of three years from the date of issuance and bears interest at 12% per annum, such interest to accrue and be paid in cash at the end of three years from the date of issuance of the Series A Preferred stock or in shares of common stock if the investor elects to convert the Series A Preferred stock.  As of May 31, 2011, 2,021,728 shares of preferred stock were sold. The investor also will receive warrants to acquire shares of common stock in an amount equal to 50% of the number of shares of common stock into which the Series A Preferred stock converts.  The exercise price of the warrant is at $1.00 per share.  As of May 31, 2011, 2,888,182 warrants were granted.

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

Common Stock Subscribed
In August 2009, the Company received $30,000 for 30,000 shares of the Company’s common stock.  As of February 28, 2011, the shares have not yet been issued.  The Company anticipates the shares to be issued in July 2011.

In December 2009, the Company received $110,800 for 221,600 shares of the company’s common stock.  As of February 28, 2011, the shares have not yet been issued.  The Company anticipates the shares to be issued in July 2011.

2003 Consultants Stock Plan
The Board of Directors previously adopted, subject to stockholder approval, a 2003 Consultants Stock Plan (“Consultants Plan”).  The Consultants Plan was subsequently approved by the stockholders on February 17, 2004.  The aggregate number of shares that may be issued under the options shall not exceed 700,000.  No options were issued prior to stockholder approval and no options were outstanding under this plan as of May 31, 2011 and 2010.

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONT’D).

Stock Options
Activity related to stock options during the three months ended May 31, 2011 is as follows:

Weighted
		Exercise	Avg. Exercise
	Shares	Price Range	Price
Outstanding, February 28, 2011	800,000	$0.36	$0.36
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding, May 31, 2011	800,000	$0.36	$0.36

Weighted average remaining life of options approximates 2.21 years at May 31, 2011.

As of May 31, 2011, there were no exercisable stock options. 200,000 options shall vest and become exercisable on August 14, 2011, 200,000 on August 14, 2012 and 400,000 on August 14, 2013.

Stock Warrants
Stock warrant activity during the three months ended May 31, 2011 was as follows:

	Shares		Weighted
	Currently	Exercise	Avg. Exercise
	Exercisable	Price Range	Price
Outstanding, February 28, 2011	3,391,415	$0.60 - $2.50	$1.08
Granted	300,000	$0.20
Exercised	-	-
Forfeited/Expired	(66,666)	2.50
Outstanding, May 31, 2011	3,624,749	$0.20 - $2.50	$0.98

Weighted average remaining life of warrants approximates 1.93 years at May 31, 2011.

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

NOTE 9 – RETIREMENT PLAN

During July 2010, the Company adopted a 401-K plan for its employees.  As of May 31, 2011, the Company has not recognized any employer retirement costs associated with the plan.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ending May 31, 2011 Compared to
Three Months Ending May 31, 2010

Revenues

We had no revenues during the three months ending May 31, 2011 and May 31, 2010.  Previously, our primary focus was our continued development of our light-based technology.  Effective March 3, 2009, with the merger of SensiVida Medical Systems, Inc. into the Company’s wholly-owned subsidiary BioScopix, Inc., the Company’s technology has focused on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing, and cholesterol monitoring.

General and Administrative Expense

General and administrative expenses increased approximately $58,000, or 25%, during the current three month period ended May 31, 2011 as compared to the three month period ended May 31, 2010.  The increase was the net of increases and decreases in major expense components.  Accrued salaries, wages and related expenses approximating $137,500 for the quarter ended May 31, 2011 increased approximately $72,000 from the prior year period, primarily as a result of the hiring of Ms. Margaret Lydon as Chief Operating Officer and Mr. John P. Spoonhower as Chief Technology Officer with accrued salaries to date approximating $62,000 plus stock option costs of approximately $10,000.

In addition, professional fees increased approximately $18,000 during the current three month period when compared to the prior year three month period ending May 31, 2010.  The increase is associated with the increase of professional activities with management as it continues to seek financing to support ongoing activities.

As an offset to the increase in general and administrative expenses for the three months ended May 31, 2011, consulting and marketing costs decreased approximately $40,000 during the current period ended.  The decrease is associated with the decline in resources to fund ongoing consulting and marketing activities.

Other increases in general and administrative expenses for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 were occupancy costs of $5,000, telephone of $2,000, depreciation of $2,000 and printing of $2,000.  All other general and administrative expenses netted to a decrease of approximately $2,000 when compared to the prior year period.

Product Development Expense

Product development expense decreased approximately $58,000, or 86%, during the current three month period ended May 31, 2011 when compared to the prior three month period ended May 31, 2010.  The decrease is directly related to the lack of funding to continue allergy test product development that was being conducted in Rochester, NY, by the Company and its consultants.

Liquidity and Capital Resources

We had a deficiency in working capital as of May 31, 2011 of approximately $3,855,000 compared to a deficiency of approximately $3,539,000 at February 28, 2011 representing an increase in the deficiency of approximately $316,000 for the current three month period ended May 31, 2011.  The increase in the deficiency consisted of an increase of approximately $8,000 in cash offset by an increase of approximately $324,000 in current liabilities.   The principal reason for the increase in cash during the three months ended May 31, 2011 was the Company borrowed $58,000 from various individuals to fund ongoing operations, as the Company continues to seek financing to fund its allergy research and maintain general operations.

Our ability to continue our operations is largely dependent upon obtaining regulatory approval for the commercialization of our diagnostic technology for allergy testing, glucose monitoring, blood coagulation testing, tuberculosis testing and cholesterol monitoring.  There can be no assurance as to whether or when the various requisite government approvals will be obtained or the terms or scope of these approvals, if granted.  We intend to defray the costs of obtaining regulatory approval for the commercialization of such technology by the establishment of clinical trial arrangements with medical institutions and the engagement of an FDA/regulatory consultant.  We intend to continue to pursue the establishment of co-promotional arrangements for the marketing, distribution and commercial exploitation of our technology.  Such arrangements, if established, may include up-front payments, sharing of sales revenues after deduction of certain expenses, and/or product development funding.  Our management anticipates that substantial resources will be committed to a continuation of our research and development efforts and to finance government regulatory applications.  While management believes that we will obtain sufficient funds to satisfy our liquidity and capital resources for the next 12 months from financings and short term borrowings, no assurances can be given that additional funding or capital from other sources, such as co-promotion arrangements, will be obtained on a satisfactory basis, if at all.  In the absence of the availability of financing on a timely basis, we may be forced to materially curtail or cease our operations.  Our operating and capital requirements, as described above, may change depending upon several factors, including: (i) results of research and development activities; (ii) competitive and technological developments; (iii) the timing and cost of obtaining required regulatory approvals for our products; (iv) the amount of resources which we devote to clinical evaluation and the establishment of marketing and sales capabilities; and (v) our success in entering into, and cash flows derived from, co-promotion arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Office and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2011, the end of the period covered by this report are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Not Applicable

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

SENSIVIDA MEDICAL TECHNOLOGIES, INC.
(Registrant)

July 20, 2011	/s/ Jose Mir

Jose Mir
President

July 20, 2011	/s/ Frank D. Benick

Frank D. Benick, CPA
Chief Financial Officer
Principal Financial and Accounting Officer